Form 10-Q
period 2014-03-31
Paylocity Holding Corp
filed 2014-05-14
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     to

Commission file number 001-36348

PAYLOCITY HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4066644
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3850 N. Wilke Road Arlington Heights, Illinois	60004
(Address of principal executive offices)	(Zip Code)

(847) 463-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,563,736 shares of Common Stock, $0.001 par value per share, as of May 5, 2014.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item  1.                                Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands)

	June 30, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,594	$88,944
Accounts receivable, net	740	791
Prepaid expenses and other	1,875	3,160
Taxes receivable	—	131
Deferred income tax assets, net	602	563

Total current assets before funds held for clients	10,811	93,589
Funds held for clients	355,905	541,723

Total current assets	366,716	635,312

Long-term prepaid expenses	—	344
Capitalized software, net	2,614	3,800
Property and equipment, net	8,586	12,142

Total assets	$377,916	$651,598

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:

Current portion of long-term debt	$625	$—
Accounts payable	880	3,088
Taxes payable	207	—
Accrued expenses	6,794	10,572

Total current liabilities before client fund obligations	8,506	13,660
Client fund obligations	355,905	541,723

Total current liabilities	364,411	555,383
Long-term debt, net of current portion	938	—
Deferred income tax liabilities, net	269	172
Deferred rent	2,317	2,647

Total liabilities	$367,935	$558,202

Redeemable convertible preferred stock, $0.001 par value, 18,000 authorized as of June 30, 2013 and no shares authorized as of March 31, 2014
Series A, 6% cumulative dividend, 9,500 shares issued and outstanding as of June 30, 2013 and no shares issued and outstanding March 31, 2014	9,339	—
Series B, 8% cumulative dividend, 8,400 shares issued and outstanding at June 30, 2013 and no shares issued and outstanding March 31, 2014	27,234	—

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 66,667 authorized, 31,988 shares issued and outstanding as of June 30, 2013 and 155,000 authorized, 49,564 shares issued and outstanding March 31, 2014	32	50
Preferred stock, $0.001 par value, no shares authorized, issued and outstanding as of June 30, 2013 and 5,000 authorized, no shares issued and outstanding as of March 31, 2014	—	—
Additional paid-in capital	437	120,813
Accumulated deficit	(27,061)	(27,467)

Total stockholders’ equity (deficit)	(26,592)	93,396

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$377,916	$651,598

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

 (in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014
Revenues
Recurring fees	$21,824	$30,719	$52,463	$73,602
Interest income on funds held for clients	447	491	1,072	1,222

Total recurring revenues	22,271	31,210	53,535	74,824
Implementation services and other	1,735	2,556	3,497	5,216

Total revenues	24,006	33,766	57,032	80,040
Cost of revenues
Recurring revenues	7,896	10,246	21,190	27,320
Implementation services and other	2,838	4,679	7,600	12,670

Total cost of revenues	10,734	14,925	28,790	39,990

Gross profit	13,272	18,841	28,242	40,050
Operating expenses
Sales and marketing	5,888	8,678	13,714	19,290
Research and development	1,852	2,443	4,906	6,746
General and administrative	2,928	5,587	8,722	14,726

Total operating expenses	10,668	16,708	27,342	40,762

Operating income (loss)	2,604	2,133	900	(712)
Other income (expense)	(8)	59	(17)	109

Income (loss) before income taxes	2,596	2,192	883	(603)
Income tax (expense) benefit	(575)	(1,042)	106	197

Net income (loss)	$2,021	$1,150	$989	$(406)

Net income (loss) attributable to common stockholders	$1,294	$430	$(1,192)	$(2,688)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.03	$0.01	$(0.04)	$(0.08)

Weighted average number of shares of common stock used in computing net loss per share attributable to common stockholders:
Basic	43,921	44,360	31,988	32,437

Diluted	44,407	44,870	31,988	32,437

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

 (in thousands)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2013	31,988	$32	$437	$(27,061)	$(26,592)
Initial public offering, net of issuance costs	5,367	6	81,995	—	82,001
Conversion of redeemable convertible preferred stock	11,933	12	36,561	—	36,573
Vesting of restricted shares	276	—	—	—	—
Stock compensation expense	—	—	1,820	—	1,820
Net loss	—	—	—	(406)	(406)

Balances at March 31, 2014	49,564	$50	$120,813	$(27,467)	$93,396

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

 (in thousands)

	Nine Months Ended March 31,
	2013	2014
Cash flows from operating activities:

Net income (loss)	$989	$(406)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Stock-based compensation	392	1,714
Depreciation and amortization	4,145	4,544
Deferred income tax benefit	(386)	(58)
Provision for doubtful accounts	45	79
Changes in operating assets and liabilities:
Increase in accounts receivable	(206)	(130)
Increase in prepaid expenses	(1,547)	(1,629)
Increase in trade accounts payable	203	947
Increase in accrued expenses	1,406	3,016

Net cash provided by operating activities	5,041	8,077

Cash flows from investing activities:

Capitalized internally developed software costs	(1,115)	(2,919)
Purchases of property and equipment	(2,865)	(4,954)
Net change in funds held for clients	(189,935)	(185,818)

Net cash used in investing activities	(193,915)	(193,691)

Cash flows from financing activities:

Net change in client funds obligation	189,935	185,818
Principal payments on long-term debt	(1,469)	(1,563)
Proceeds from initial public offering, net of issuance costs	—	82,709
Proceeds from exercise of stock options	76	—
Payments for redemption of Common Shares	(162)	—

Net cash provided by financing activities	188,380	266,964

Net Change in Cash and Cash Equivalents	(494)	81,350

Cash and Cash Equivalents—Beginning of Period	9,031	7,594

Cash and Cash Equivalents—End of Period	$8,537	$88,944

Supplemental disclosure of non-cash investing and financing activities

Build-out allowance received from landlord	$325	$580
Purchases of property and equipment, accrued but not paid	$68	$784
Unpaid initial offering costs	—	$678

Supplemental disclosure of cash flow information

Cash paid for income taxes	$56	$202
Cash paid for interest	$353	$70

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(all amounts in thousands, except per share data)

(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of payroll and human capital management software solutions for medium-sized organizations. Services are provided in a Software-as-a-Service (“SaaS”) delivery model utilizing the Company’s cloud-based platform. Payroll services include collection, remittance and reporting of payroll liabilities to the appropriate federal, state and local authorities.

The Company was formed on November 6, 2013 upon which Paylocity Corporation became a wholly-owned subsidiary resulting in the inclusion of Paylocity Corporation in the consolidated financial statements of Paylocity Holding Corporation. All holders of Paylocity Corporation equity instruments at the time were issued Paylocity Holding Corporation equity instruments with identical rights and obligations in exchange for their Paylocity Corporation equity instruments. Upon the completion of these transactions, Paylocity Holding Corporation was the sole stockholder of Paylocity Corporation.

In March 2014, the Company amended its Certificate of Incorporation to execute a reverse three for two stock split on its common stock.  All share and per share amounts in the Company’s unaudited consolidated financial statements and notes to the financial statement reflect the impact of this change on the number of shares authorized, issued, and outstanding and earnings per share.

Initial Public Offering

In March 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 5,367 shares of common stock and existing shareholders sold 2,735 shares of common stock at a public offering price of $17 per share.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.  The Company received net proceeds of $82,001 after deducting underwriting discounts and commissions of $6,387 and other offering expenses of $2,851.  Upon the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into 11,933 shares of its $0.001 par value common stock.

In March 2014, after the conversion of the Company’s then-outstanding redeemable convertible preferred stock into common stock, the Company amended its Certificate of Incorporation to increase the number of authorized common stock to 155,000 and reduce the number of authorized preferred stock to 5,000.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine-month periods ended March 31, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2013 included in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on March 19, 2014.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include (1) allowance for doubtful accounts; (2) software developed for internal use; (3) impairment of property and equipment; (4) stock-based compensation; (5) evaluation of net deferred income tax assets and (6) the best estimate of selling price for revenue recognition purposes. These estimates are based on the Company’s knowledge of current events and actions it may undertake in the future as well as on various other assumptions that it believes to be reasonable. Actual results could differ from those estimates.

(d) Income Taxes

Differences in the normal relationship between the income tax (expense) benefit and pre-tax income (loss) result from federal and state research and development credits and expenses not deductible for income tax reporting purposes.

(e) Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

	June 30,	Charged to		March 31,
	2013	Expense	Write-offs	2014

Allowance for doubtful accounts	118	79	(33)	164

Capitalized software and accumulated amortization were as follows:

	June 30,	March 31,
	2013	2014
Internally developed software	$15,189	$18,184
Accumulated amortization	(12,575)	(14,384)
Capitalized software, net	$2,614	$3,800

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $751 and $580 for the three months ended March 31, 2013 and 2014, respectively and $2,346 and $1,809 for the nine months ended March 31, 2013 and 2014, respectively.

Property and equipment consist of the following:

	June 30,	March 31,
	2013	2014
Office equipment	$1,350	$1,413
Computer equipment	4,665	6,874
Furniture and fixtures	1,433	2,093
Automobiles	36	36
Software	3,791	4,740
Leasehold improvements	3,917	5,308
Time clocks rented by clients	1,649	2,328
	16,841	22,792

Accumulated depreciation and amortization	(8,255)	(10,650)
Property and equipment, net	$8,586	$12,142

Depreciation expense amounted to $661 and $1,040 for the three months ended March 31, 2013 and 2014, respectively and $1,799 and $2,735 for the nine months ended March 31, 2013 and 2014, respectively.

The components of accrued expenses were as follows:

	June 30,	March 31,
	2013	2014
Accrued payroll and personnel costs	$5,549	$8,006
Reseller fees	259	305
Current portion of deferred rent	230	510
Accrued office build out activities	—	515
Other	756	1,236
Total accrued expenses	$6,794	$10,572

(4) Fair Value Measurement

The Company applies the fair value measurement and disclosure provisions of ASC 820, Fair Value Measurements and Disclosures, and ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

• Level 1—Quoted prices in active markets for identical assets and liabilities.

• Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2013 and March 31, 2014 based upon the short-term nature of the assets and liabilities.

(5) Benefit Plans

(a) Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the ‘2014 Plan”) pursuant to which the Company has reserved 7,071 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 plan and permits the granting of options to purchase common stock and other equity incentives at the discretion the compensation committee of the Company’s board of directors. No new awards will be issued under the 2008 Plan as of the effective date of the 2014 Plan.  Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.

Under the 2008 and 2014 Plans, the exercise price of each option is not less than the fair value of a share of common stock on the grant date. As of March 31, 2014, the Company had 2,528 shares allocated to the 2014 Plan, but not yet issued or subject to outstanding options or awards.  Generally, the Company issues previously unissued shares for the exercise of stock options; however, previously acquired shares may be reissued to satisfy future issuances.  The options typically vest ratably over a three or four year period and expire 10 years from the grant date.  Compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule.

Stock-based compensation expense related to stock options and the vesting of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014
Cost of revenue - recurring	$—	$113	$—	$113
Cost of revenue — non-recurring	—	97	—	97
Sales and marketing	—	175	—	175
Research and development	—	139	—	139
General and administrative	130	841	392	1,190
Total stock-based compensation	$130	$1,365	$392	$1,714

In addition, the Company capitalized $76 of stock compensation costs in its internal use software in the three month and nine month periods ended March 31, 2014.  No such amounts were capitalized in internal use software in the three month and nine month periods ended March 31, 2013.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free rate, expected life, expected stock price volatility and dividend yield.  The risk-free interest rate assumption is based upon observed interest rates for U.S. Treasury securities consistent with the expected term of the Company’s employee stock options.  The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method.  Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term.  The Company utilizes the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.  The Company has a limited history of trading as a public company.  Therefore, the expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.  The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the nine months ended March 31:

	Period ended March 31,
	2013	2014
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	30.7%	29.5% - 44.5%
Expected term (years)	4.0	4.0 - 6.0
Risk-free interest rate	0.61%	0.52% - 1.94%

Stock option activity during the periods indicated is as follows:

		Outstanding Options
	Shares Available for Grant	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2013	812	1,859	$3.25	8.22	$7,028
Additional shares authorized, net	4,406	—
RSU’s granted	(108)	—
Options granted	(2,582)	2,582	15.01	9.83
Exercised	—	—	—	—
Balance at March 31, 2014	2,528	4,441	$10.09	8.84	$62,013
Options exercisable at March 31, 2014		833	$2.49	7.01	$17,961
Options vested and expected to vest at March 31, 2014		3,853	$10.17	8.78	$53,485

The weighted average grant date fair value of options granted during the three-month period ended March 31, 2014 was $7.62.  There were no options granted during the three-month period ended March 31, 2013.  The weighted average grant date fair value of options granted during the nine-month period ended March 31, 2013 and 2014 was $1.22 and $6.39, respectively. The total intrinsic value of options exercised during the nine month period ended March 31, 2013 was $87.  There were no options exercised in the three month periods ended March 31, 2013 and 2014 and nine month period ended March 31, 2014.

The Company may also grant RSAs and RSUs under the Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. Prior to the IPO, the Company had 269 RSAs outstanding to certain employees.  The RSAs vested and were issued as common shares as a result of the satisfaction of the vesting criteria upon the completion of the IPO in March 2014 at which time the Company recorded compensation expense in the amount of $351 which is included in the compensation expense recognition table above.  Concurrent with the IPO in March 2014, the Company granted 108 RSUs primarily to certain employees and members of its Board of Directors of which 93 vest over a period of six months commencing on the date of the IPO, 6 vested immediately, 4 vest one year from the date of the IPO, and 5 vest two years from the date of the IPO.  Compensation expense related to these newly issued RSUs is reflected in general and administrative expense, included in the compensation expense table above, based on the fair value of the instruments on the date of grant and recognized in the period between the date of grant and the date of vesting as the vesting is based on the passage of time.  In addition, approximately 2 of the 6 RSUs that vested immediately were issued to consultants that provided professional services directly related to the IPO and, thus, the Company recognized the $30 cost associated with those RSUs as an offering cost offsetting the net proceeds from the IPO.

At March 31, 2014, there was $14,680 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option and restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.76 years.

(b) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were approximately $197 and $316 for the three months ended March 31, 2013 and 2014, respectively and $493 and $793 for the nine months ended March 31, 2013 and 2014, respectively.

(6) Commitments and Contingencies

Reseller Agreements

The Company has agreements with two organizations that sell the Company’s offerings and services in defined areas of the country. The initial term of the first reseller agreement commenced in February 2007 and expires in February 2016 unless renewed or terminated. The initial term of the second reseller agreement commenced in June 2009 and expires in June 2016 unless renewed or terminated. Each of the Company’s reseller agreements provides that the Company is required upon a termination of the agreement to acquire the assets of the reseller.

The first reseller agreement provides that either party may terminate the agreement by electing not to renew the agreement beyond its original term. The Company, but not the reseller, also has the right to terminate the agreement at any time following the completion of an initial public offering by the Company. The Company exercised its right to terminate the agreement in April 2014 and expects to close on the purchase of the reseller’s client base in May 2014.  The termination agreement calls for a $6 million payment due upon closing and an additional payment currently estimated at $3 million payable within 90 days of closing.  The Company expensed $0.8 million and $0.9 million during the three-month period ended March 31, 2013 and 2014, respectively and $1.8 million and $2.2 million during the nine-month period ended March 31, 2013 and 2014, respectively, as per the terms of the revenue sharing agreement with the first reseller.

The second reseller agreement provides that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. The Company amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by the Company or (ii) December 31, 2014. In addition, the Company, but not the reseller, now has the right to terminate the agreement at any time after the date that is six months following the completion of an initial public offering by the Company. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. The Company expensed the second reseller $0.5 million and $0.6 million during the three-month period ended March 31, 2013 and 2014, respectively and $1.3 million and $1.5 million during the nine-month period ended March 31, 2013 and 2014, respectively, as per the terms of the revenue sharing agreement with the second reseller.

(7) Earnings Per Share

For the periods presented prior to the Company’s IPO, basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Concurrently with the closing of the Company’s IPO on March 24, 2014, all shares of outstanding Preferred Stock automatically converted into 11,933 shares of the Company’s common stock.  Following the date of the IPO, the two-class method was no longer required as the Company has one class of securities issued and outstanding.

Prior to the conversion of the Redeemable Convertible Preferred Stock, holders of Series A and Series B Preferred Stock each were entitled to liquidation preferences payable prior and in preference to any dividends on any shares of the Company’s common stock.  In the event a dividend was paid on common stock, the holders of Preferred Stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the Company’s Preferred Stock did not have a contractual obligation to share in the losses of the Company. The Company considered its Preferred Stock to be participating securities and, in accordance with the two-class method, earnings allocated to Preferred Stock and the related number of outstanding shares of Preferred Stock have been excluded from the computation of basic and diluted net income (loss) per common share.

Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Redeemable Convertible Preferred Stock cumulative dividends, between common stock and Redeemable Convertible Preferred Stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities.

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Since the Series A and Series B Redeemable Convertible Preferred Stock were entitled to participate should any common stock dividends have been declared but were not obligated to participate in any losses generated by the Company, basic net income per share is computed using the weighted-average number of common shares outstanding during the period plus the Series A and Series B Redeemable Convertible Preferred Stock on a weighted-average basis.

Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Since the Series A and Series B Redeemable Convertible Preferred Stock were entitled to participate should any common stock dividends be declared but were not obligated to participate in any losses generated by the Company, diluted net income per share is computed using the weighted-average number of common shares plus the Series A and Series B Redeemable Convertible Preferred Stock on a weighted-average basis and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014
Basic net income (loss) per share:
Numerator:
Net income (loss)	$2,021	$1,150	$989	$(406)
Less: Preferred dividend rights attributable to participating securities	(727)	(720)	(2,181)	(2,282)
Net income (loss) attributable to common stockholders	$1,294	$430	$(1,192)	$(2,688)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic (in thousands)	43,921	44,360	31,988	32,437
Weighted-average effect of potentially dilutive shares:
Employee stock options (in thousands)	486	510	—	—
Diluted (in thousands)	44,407	44,870	31,988	32,437
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.01	$(0.04)	$(0.08)
Diluted	$0.03	$0.01	$(0.04)	$(0.08)

The following table summarizes the outstanding employee stock options, restricted stock units, and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014

Redeemable convertible preferred stock	—	—	11,933	—
Restricted stock units	—	—	—	102
Employee stock options	—	—	1,825	4,441
Total	—	—	13,758	4,543

Restricted Stock Awards were excluded from both basic and diluted earnings per share calculations for the three and nine month periods ended March 31, 2013 as the vesting conditions had not been met as of that date.

(8) Line of Credit and Long-Term Debt

On March 31, 2014, the Company terminated its line of credit and paid the remaining outstanding balance of $1,146 on its note payable with a bank.  There were no prepayment penalties assessed in accordance with the terms of the agreement.

(9) Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated annual income tax rate.  The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The Company recorded income tax expense of $575 and $1,042 for the three month periods ended March 31, 2013 and 2014 respectively.  The Company’s effective rate for the three months ended March 31, 2013 differed from statutory rates primarily due to the retroactive benefit related to the extension of the Federal research and development credit by Congress during the period ended March 31, 2013 and state research and development credits and expenses not deductible for income tax reporting purposes.  The Company’s effective rate for the three month period ended March 31, 2014 differed from statutory rates primarily due to state research and development credits available to the Company and expenses not deductible for income tax reporting purposes.  No benefit from federal research and development credits were recorded in the three month period ended March 31, 2014 due to there being no authorizing legislation for periods after December 31, 2013.

The Company recorded income tax benefits of $(106) and $(197) for the nine month periods ended March 31, 2013 and 2014 respectively. The Company’s effective rate for the nine months ended March 31, 2013 differed from statutory rates primarily due to the retroactive benefit related to the extension of the Federal research and development credit by Congress during the period ended March 31, 2013 and state research and development credits and expenses not deductible for income tax reporting purposes. The Company’s effective rate for the nine month period ended March 31, 2014 differed from statutory rates primarily due to state research and development credits available to the Company, expenses not deductible for income tax reporting purposes, and Federal research and development credits available to the Company until December 31, 2013 at which point the authorizing legislation expired.

The Company reviews the likelihood that is will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis.  Specifically, the Company has a recent history of utilizing past net operating loss carryforwards, has tax planning strategies available to generate taxable net income in future periods, expects carryforward periods through 2031 to utilize the available net operating loss carryforwards and has carryforwards for research and development tax credits available until between 2017 and 2032.  As of March 31, 2014, the Company had no unrecognized tax benefits that would affect the Company’s effective tax rate if recognized.

(10) Related Party Transactions

The Company purchased sales leads from an entity owned by one of the stockholders in the amount of approximately $277 and $0 for the three months and $701 and $231 for the nine months ended March 31, 2013 and 2014, respectively. The Company provided no management guidance to the entity and had no equity interest in the entity, no obligation or intention to fund any of the entity’s operational shortfalls, and no right to any operational surpluses generated by the entity. Accounts payable due to this entity were $65 and $0 of June 30, 2013 and March 31, 2014, respectively.

As of October 14, 2013, the Company hired substantially all of the employees of this entity and no longer purchases sales leads from the sales lead generation entity described above.

(11) Subsequent events

The Company has evaluated subsequent events from the balance sheet date through May 14, 2014, the date at which the financial statements were available to be issued.

In April 2014, the Company exercised its right to terminate one of its reseller agreements.  See Note 6 for further details.

On May 6, 2014, the Company announced that its principal stockholder was contributing approximately $1.1 million to the Company for the express purpose of paying a cash bonus to long-term employees in recognition of their past service. The Company intends to record a capital contribution to additional paid-in capital for the amount received from the shareholder and compensation expense for the amount paid to employees in the three-month period ending June 30, 2014 accordingly.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this prospectus, particularly under the section titled “Risk Factors.”

Overview

We are a cloud-based provider of payroll and human capital management or HCM software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the HR, payroll and finance capabilities of our clients.

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Medium-sized organizations operating without the infrastructure, expertise or personnel of larger enterprises are uniquely pressured to manage their human capital effectively.

Our solutions were specifically designed to meet the payroll and HCM needs of medium-sized organizations. We designed our cloud-based platform to provide a unified suite of applications using a multi-tenant architecture. Our solutions are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with over 200 related third-party systems, such as 401(k), benefits and insurance provider systems.

Our Paylocity Web Pay product is our core payroll solution and was the first of our current offerings introduced into the market. We believe payroll is the most critical system of record for medium-sized organizations and an essential gateway to other HCM functionality. We have invested in, and we intend to continue to invest in, research and development to expand our product offerings and advance our platform.

We believe there is a significant opportunity to grow our business by increasing our number of clients and we intend to invest in our business to achieve this purpose. We market and sell our solutions primarily through our direct sales force. We have increased our sales and marketing expenses as we have added sales representatives and related sales and marketing personnel. We intend to continue to grow our sales and marketing organization across new and existing geographic territories. In addition to growing our number of clients, we intend to grow our revenue over the long term by increasing the number and quality of products that clients purchase from us. To do so, we must continue to enhance and grow the number of solutions we offer to advance our platform.

We believe that delivering a positive service experience is an essential element of our ability to sell our solutions and retain our clients. We seek to develop deep relationships with our clients through our unified service model, which has been designed to meet the service needs of medium-sized organizations. We expect to continue to invest in and grow our implementation and client service organization as our client base grows.

We believe we have the opportunity to continue to grow our business over the long term, and to do so we have invested, and intend to continue to invest, across our entire organization. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments vary based on the rate at which we add new clients, add new personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. If general economic conditions were to deteriorate further, including declines in private sector employment growth and business productivity, increases in the unemployment rate and changes in interest rates, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts. Our interest income on funds held for clients continues to be negatively impacted by historically low interest rates.

Our operating subsidiary Paylocity Corporation was incorporated in July 1997 as an Illinois corporation. In November 2013, we formed Paylocity Holding Corporation, a Delaware corporation, of which Paylocity Corporation is now a wholly-owned subsidiary. Paylocity Holding Corporation had no operations prior to the restructuring. All of our business operations have historically been, and are currently, conducted by Paylocity Corporation, and the financial results presented herein are entirely attributable to the results of its operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $53.5 million for the nine months ended March 31, 2013 to $74.8 million for the nine months ended March 31, 2014, representing a 40% year-over-year increase. Recurring revenue represented 94% of total revenue for the nine months ended March 31, 2013 and 93% for the nine months ended March 31, 2014. Recurring revenue increased from $22.3 million for the three months ended March 31, 2013 to $31.2 million for the three months ended March 31, 2014, representing a 40% year-over-year increase. Recurring revenue represented 93% and 92% of total revenue during the three months ended March 31, 2013 and 2014, respectively.

Recurring Fees From New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. For the first nine months of fiscal 2013 and fiscal 2014, our recurring fees from new clients was 41% for both periods.

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA

We disclose Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA because we use them to evaluate our performance, and we believe Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA assist in the comparison of our performance across reporting periods by excluding certain items that we do not believe are indicative of our core operating performance. We believe these metrics are used in the financial community, and we present it to enhance investors’ understanding of our operating performance and cash flows.

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit. Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income (loss) or cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software and stock-based compensation expenses, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software and stock-based compensation expenses, if any. We define Adjusted EBITDA as net income (loss) before interest expense (income), income tax expense (benefit), depreciation and amortization and stock-based compensation expenses. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three months		Nine months
	Ended		Ended
	March 31,		March 31,
	2013	2014	2013	2014
	(in thousands)
Adjusted Gross Profit	$14,023	$19,631	$30,588	$42,069
Adjusted Recurring gross profit	15,126	21,657	34,691	49,426
Adjusted EBITDA	$4,181	$5,199	$5,582	$5,722

	Three months		Nine months
	Ended		Ended
	March 31,		March 31,
	2013	2014	2013	2014
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$13,272	$18,841	$28,242	$40,050
Amortization of capitalized research and development costs	751	580	2,346	1,809
Stock-based compensation expense	—	210	—	210
Adjusted Gross profit	$14,023	$19,631	$30,588	$42,069

	Three months		Nine months
	Ended		Ended
	March 31,		March 31,
	2013	2014	2013	2014
	(in thousands)
Reconciliation from total recurring revenues to adjusted recurring gross profit
Total recurring revenues	$22,271	$31,210	$53,535	$74,824
Cost of recurring revenues	7,896	10,246	21,190	27,320
Recurring gross profit	14,375	20,964	32,345	47,504
Amortization of capitalized research and development costs	751	580	2,346	1,809
Stock-based compensation expense	—	113	—	113
Adjusted recurring gross profit	$15,126	$21,657	$34,691	$49,426

	Three months		Nine months
	Ended		Ended
	March 31,		March 31,
	2013	2014	2013	2014
	(in thousands)
Reconciliation from net income (loss) to Adjusted EBITDA
Net income (loss)	$2,021	$1,150	$989	$(406)
Interest expense	43	22	162	67
Income tax expense (benefit)	575	1,042	(106)	(197)
Depreciation and amortization	1,412	1,620	4,145	4,544
EBITDA	4,051	3,834	5,190	4,008
Stock-based compensation expense	130	1,365	392	1,714
Adjusted EBITDA	$4,181	$5,199	$5,582	$5,722

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 91% of our total revenues during each of the three months ended March 31, 2013 and 2014, respectively, and 92% of our total revenues during each of the nine months ended March 31, 2013 and 2014, respectively.

Our agreements with clients do not have a specified term and are generally cancellable by the client on 60 days’ or less notice. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

Interest Income on Funds Held for Clients

We earn interest income on funds held for clients. We collect funds for employee payroll payments and related taxes in advance of remittance to employees and taxing authorities. Prior to remittance to employees and taxing authorities, we earn interest on these funds through financial institutions with which we have automated clearing house, or ACH, arrangements.

Implementation Services and Other

Implementation services and other revenues primarily consist of implementation fees charged to new clients for professional services provided to implement and configure our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to six weeks at which point the new client’s payroll is first run using our solution, our implementation services are deemed completed, and we recognize the related revenue. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Implementation services and other revenues may fluctuate significantly from quarter to quarter based on the number of new clients, pricing and the product utilization.

Cost of Revenues

Cost of Recurring Revenues

Costs of recurring revenues are generally expensed as incurred, and include costs to provide our payroll and other HCM solutions primarily consisting of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support, payroll tax filing and distribution of printed checks and other materials. These costs also include third-party reseller costs, delivery costs, computing costs and amortization of capitalized software costs, as well as bank fees associated with client fund transfers. We expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We capitalize a portion of our costs for software developed for internal use, which are then all amortized as a cost of recurring revenues. We amortized $0.8 million and $0.6 million during the three months ended March 31, 2013 and 2014, respectively, and $2.3 million and $1.8 million during the nine months ended March 31, 2013 and 2014, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists almost entirely of employee-related expenses involved in the implementation of our payroll and other HCM solutions for new clients. Implementation costs are generally fixed in the short-term and exceed associated implementation revenue charged to each client. We intend to grow our business through acquisition of new clients, and doing so will require increased personnel to implement our solutions. Therefore our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses and benefits, marketing expenses and other related costs. Commissions are primarily earned and recognized in the month when implementation is complete and the client first utilizes a service, typically by running its first payroll. Bonuses paid to sales staff for attainment of certain performance criteria are accrued in the fiscal year in which they are earned and are subsequently paid annually in the first fiscal quarter of the following year.

We will seek to grow our number of clients for the foreseeable future and therefore our sales and marketing expense is expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

Research and Development

Research and development expenses consist primarily of employee-related expenses for our research and development and product management staff, including wages, stock-based compensation, benefits and bonuses. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies and ongoing refinement of our existing solutions. Research and development expenses, other than software development expenses qualifying for capitalization, are expensed as incurred.

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months and nine months ended March 31, 2013 and 2014, respectively.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
	(in thousands)
Capitalized portion of research and development	$521	$1,136	$1,115	$2,995
Expensed portion of research and development	1,852	2,443	4,906	6,746
Total research and development	$2,373	$3,579	$6,021	$9,741

We expect to grow our research and development efforts as we continue to broaden our product offerings and extend our technological leadership by investing in the development of new technologies and introducing them to new and existing clients. We expect research and development expenses to continue to increase in absolute dollars but to vary as a percentage of total revenue on a period-to-period basis.

General and Administrative

General and administrative expenses consist primarily of other employee-related costs, including wages, benefits, stock-based compensation and bonuses for our administrative, finance, accounting, and human resources departments. Additional expenses include consulting and professional fees, insurance and other corporate expenses.

We expect our general and administrative expenses to increase in absolute dollars as a result of our operation as a public company. These expenses will also include costs associated with regulations governing public companies, increased costs of directors’ and officers’ liability insurance and increased professional services expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on borrowings under our note payable.  As of March 31, 2014, the Company has no notes payable outstanding.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2013	2014	2013	2014
	(in thousands)
Revenues:
Recurring fees	$21,824	$30,719	$52,463	$73,602
Interest income on funds held for clients	447	491	1,072	1,222
Total recurring revenues	22,271	31,210	53,535	74,824
Implementation services and other	1,735	2,556	3,497	5,216
Total revenues	24,006	33,766	57,032	80,040
Cost of revenues
Recurring revenues	7,896	10,246	21,190	27,320
Implementation services and other	2,838	4,679	7,600	12,670
Total cost of revenues	10,734	14,925	28,790	39,990
Gross profit	13,272	18,841	28,242	40,050
Operating expenses
Sales and marketing	5,888	8,678	13,714	19,290
Research and development	1,852	2,443	4,906	6,746
General and administrative	2,928	5,587	8,722	14,726
Total operating expenses	10,668	16,708	27,342	40,762
Operating income (loss)	2,604	2,133	900	(712)
Other income (expense)	(8)	59	(17)	109
Income (Loss) before income taxes	2,596	2,192	883	(603)
Income tax (expense) benefit	(575)	(1,042)	106	197
Net income (loss)	$2,021	$1,150	$989	$(406)

The following table sets forth our statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014

Consolidated Statements of Operations Data:
Revenues:
Recurring fees	91%	91%	92%	92%
Interest income on funds held for clients	2%	1%	2%	2%
Total recurring revenues	93%	92%	94%	94%
Implementation services and other	7%	8%	6%	6%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	33%	30%	37%	34%
Implementation services and other	12%	14%	13%	16%
Total costs of revenues	45%	44%	50%	50%
Gross profit	55%	56%	50%	50%
Operating expenses:
Sales and marketing	25%	26%	24%	24%
Research and development	8%	7%	9%	9%
General and administrative	12%	17%	15%	18%
Total operating expenses	45%	50%	48%	51%
Operating income (loss)	10%	6%	2%	(1)%
Other income (expense)	(0)%	0%	(0)%	0%
Income (loss) before income taxes	10%	6%	2%	(1)%
Income tax (expense) benefit	(2)%	(3)%	0%	0%
Net income (loss)	8%	3%	2%	(1)%

Comparison of Three Months Ended March 31, 2013 and 2014

Revenues

	Three Months Ended March 31,		Change
	2013	2014	$	%
Recurring fees	$21,824	$30,719	$8,895	41%
Percentage of total revenues	91%	91%
Interest income on funds held for clients	447	491	44	10%
Percentage of total revenues	2%	1%
Implementation services and other	1,735	2,556	821	47%
Percentage of total revenues	7%	8%

Recurring Fees

Recurring fees for the three months ended March 31, 2014 increased by $8.9 million, or 41%, to $30.7 million from $21.8 million for the three months ended March 31, 2013. Recurring fees increased primarily as a result of revenue from new clients, as well as increased revenue per client during fiscal 2013 and the first three quarters of fiscal 2014.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2014 was not materially different as compared to the three months ended March 31, 2013. The increase in interest income was due to an increase in the amount of funds held for clients, partially offset by declining interest rates.

Implementation Services and Other

Implementation services and other revenue for the three months ended March 31, 2014 increased by $0.8 million, or 47%, to $2.5 million from $1.7 million for the three months ended March 31, 2013. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013.

Cost of Revenues

	Three Months Ended March 31,		Change
	2013	2014	$	%
Cost of recurring revenues	$7,896	$10,246	$2,350	30%
Percentage of recurring revenues	35%	33%
Recurring gross margin	65%	67%
Cost of implementation services and other	2,838	4,679	1,841	65%
Percentage of implementation services and other	164%	183%
Implementation gross margin	(64)%	(83)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended March 31, 2014 increased by $2.3 million, or 30%, to $10.2 million from $7.9 million for the three months ended March 31, 2013. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $0.9 million in employee-related costs resulting from additional personnel necessary to service new and existing clients and $1.3 million of fees related to the delivery of our services. Recurring gross margin increased from 65% for the three months ended March 31, 2013 to 67% for the three months ended March 31, 2014, primarily due to a 1% reduction in amortization expense as a percentage of total recurring revenue and a 1% reduction in personnel-related and other costs as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended March 31, 2014 increased by $1.9 million, or 65%, to $4.7 million from $2.8 million for the three months ended March 31, 2013. Cost of implementation services and other increased primarily as a result of the expenses associated with the continued acquisition of new clients, in particular $1.6 million in employee-related costs resulting from additional personnel related to client implementation activities during the three months ended March 31, 2014.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2013	2014	$	%
Sales and marketing	$5,888	$8,678	$2,790	47%
Percentage of total revenues	25%	26%

Sales and marketing expenses for the three months ended March 31, 2014 increased by $2.8 million, or 47%, to $8.7 million from $5.9 million for the three months ended March 31, 2013. The increase in sales and marketing expenses was primarily the result of $2.7 million of additional employee-related expenses incurred due to the expansion of our direct sales force by 28 personnel, the addition of 32 sales lead generation personnel, whose function was previously outsourced and recorded in sales and marketing as lead generation expense rather than employee-related expense in prior periods, and other miscellaneous sales and marketing related expenses.  Additionally, sales and marketing expenses for the three months ended March 31, 2014 increased by $0.1 million as a result of our effort to increase awareness of our brand in the marketplace.

Research and Development

	Three Months Ended March 31,		Change
	2013	2014	$	%
Research and development	$1,852	$2,443	$591	32%
Percentage of total revenues	8%	7%

Research and development for the three months ended March 31, 2014 increased by $0.6 million, or 32%, to $2.4 million from $1.8 million for the three months ended March 31, 2013. The increase in research and development expense was primarily as a result of $0.9 million in employee - related expenses related to 23 additional development personnel, partially offset by an increase in capitalized internally-developed software costs for the three months ended March 31, 2014. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the three months ended March 31, 2014. In addition the Company capitalized $1.1 million of research and development costs for the three months ended March 31, 2014, an increase of $0.6 million or 118% from the three months ended March 31, 2013. This resulted in a total increased investment in research and development of 51% or $1.2 million for the three months ended March 31, 2014 from the three months ended March 31, 2013.

General and Administrative

	Three Months Ended March 31,		Change
	2013	2014	$	%
General and administrative	$2,928	$5,587	$2,659	91%
Percentage of total revenues	12%	17%

General and administrative expenses for the three months ended March 31, 2014 increased by $2.7 million, or 91%, to $5.6 million from $2.9 million for the three months ended March 31, 2013. The increase was primarily the result of $1.9 million of additional employee - related expenses related to 20 additional personnel within our administrative, finance, accounting and HR departments to support our continued growth, including the recruiting and hiring of senior level personnel to prepare for and assist in our efforts to become a public company, and $0.3 million of additional professional fees.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2013	2014	$	%
Other income (expense)	$(8)	$59	$67	*
Percentage of total revenues	(0)%	0%

*                                         Not meaningful

Other expense for the three months ended March 31, 2014 decreased by $0.07 million as compared to the three months ended March 31, 2013. The decrease in other expense was primarily the result of reduced interest expense as we repaid approximately $1.6 million of debt during the nine months ended March 31, 2014 in accordance with the terms of our promissory notes and note payable.

Income Tax Expense

	Three Months Ended March 31,		Change
	2013	2014	$	%
Income tax expense	$575	$1,042	$467	81%
Percentage of total revenues	(2)%	(3)%

Income tax expense for the three months ended March 31, 2014 increased by $0.5 million, or 81% as compared to the three months ended March 31, 2013 due to the timing of the recognition of federal research and development credits partially offset by a decrease in net income before taxes. No benefit from federal research and development credits was recorded for the three months ended March 31, 2014 due to there being no authorizing legislation for periods after December 31, 2013.  However, the Company recorded retroactive federal research and development credits related to calendar year 2012 as a result of the passage of retroactive legislation during the three months ended March 31, 2013.

Comparison of Nine Months Ended March 31, 2013 and 2014

Revenues

	Nine Months Ended March 31,		Change
	2013	2014	$	%
Recurring fees	$52,463	$73,602	$21,139	40%
Percentage of total revenues	92%	92%
Interest income on funds held for clients	1,072	1,222	150	14%
Percentage of total revenues	2%	2%
Implementation services and other	3,497	5,216	1,719	49%
Percentage of total revenues	6%	6%

Recurring Fees

Recurring fees for the nine months ended March 31, 2014 increased by $21.1 million, or 40%, to $73.6 million from $52.5 million for the nine months ended March 31, 2013. Recurring fees increased primarily as a result of revenue from new clients, as well as increased revenue per client during fiscal 2013 and the first three quarters of fiscal 2014.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2014 was not materially different as compared to the nine months ended March 31, 2013. The increase in interest income was due to an increase in the amount of funds held for clients, partially offset by declining interest rates.

Implementation Services and Other

Implementation services and other revenue for the nine months ended March 31, 2014 increased by $1.7 million, or 49%, to $5.2 million from $3.5 million for the nine months ended March 31, 2013. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the nine months ended March 31, 2014 in comparison to the nine months ended March 31, 2013.

Cost of Revenues

	Nine Months Ended March 31,		Change
	2013	2014	$	%
Cost of recurring revenues	$21,190	$27,320	$6,130	29%
Percentage of recurring revenues	40%	37%
Recurring gross margin	60%	63%
Cost of implementation services and other	7,600	12,670	5,070	67%
Percentage of implementation services and other	217%	243%
Implementation gross margin	(117)%	(143)%

Cost of Recurring Revenues

Cost of recurring revenues for the nine months ended March 31, 2014 increased by $6.1 million, or 29%, to $27.3 million from $21.2 million for the nine months ended March 31, 2013. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $2.6 million in employee-related costs resulting from additional personnel necessary to service new and existing clients and $3.3 million of fees related to the delivery of our services. Recurring gross margin increased from 60% for the nine months ended March 31, 2013 to 63% for the nine months ended March 31, 2014, primarily due to a 2% reduction in amortization expense as a percentage of total recurring revenue and a 1% reduction in personnel-related and other costs as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the nine months ended March 31, 2014 increased by $5.1 million, or 67%, to $12.7 million from $7.6 million for the nine months ended March 31, 2013. Cost of implementation services and other increased primarily as a result of the expenses associated with the continued acquisition of new clients, in particular $4.5 million in employee-related costs resulting from additional personnel related to client implementation activities during the nine months ended March 31, 2014.

Operating Expenses

Sales and Marketing

	Nine Months Ended March 31,		Change
	2013	2014	$	%
Sales and marketing	$13,714	$19,290	$5,576	41%
Percentage of total revenues	24%	24%

Sales and marketing expenses for the nine months ended March 31, 2014 increased by $5.6 million, or 41%, to $19.3 million from $13.7 million for the nine months ended March 31, 2013. The increase in sales and marketing expenses was primarily the result of $5.5 million of additional employee-related expenses incurred due to the expansion of our direct sales force by 28 personnel, the addition of 32 sales lead generation personnel, whose function was previously outsourced and recorded in sales and marketing as lead generation expense rather than employee-related expense in prior periods, and other miscellaneous sales and marketing related expenses.  Additionally, sales and marketing expenses for the nine months ended March 31, 2014 increased by $0.1 million as a result of our effort to increase awareness of our brand in the marketplace.

Research and Development

	Nine Months Ended March 31,		Change
	2013	2014	$	%
Research and development	$4,906	$6,746	$1,840	38%
Percentage of total revenues	9%	9%

Research and development expense for the nine months ended March 31, 2014 increased by $1.8 million, or 38%, to $6.7 million from $4.9 million for the nine months ended March 31, 2013. The increase in research and development expense was primarily as a result of $3.3 million in employee - related expenses related to 23 additional development personnel, partially offset by an increase in capitalized internally-developed software costs for the nine months ended March 31, 2014. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the nine months ended March 31, 2014. In addition the Company capitalized $3.0 million of research and development costs for the nine months ended March 31, 2014 an increase of $1.9 million or 169% from the nine months ended March 31, 2013. This resulted in a total increased investment in research and development of 62% or $3.7 million for the nine months ended March 31, 2014 from the nine months ended March 31, 2013.

General and Administrative

	Nine Months Ended March 31,		Change
	2013	2014	$	%
General and administrative	$8,722	$14,726	$6,004	69%
Percentage of total revenues	15%	18%

General and administrative expenses for the nine months ended March 31, 2014 increased by $6.0 million, or 69%, to $14.7 million from $8.7 million for the nine months ended March 31, 2013. The increase was primarily the result of $3.1 million of additional employee - related expenses related to 20 additional personnel within our administrative, finance, accounting and HR departments to support our continued growth, including the recruiting and hiring of senior level personnel to prepare for and assist in our efforts to become a public company, $1.3 million of additional professional fees, and $0.8 million of additional stock-based compensation expense.

Other Income (Expense)

	Nine Months Ended March 31,		Change
	2013	2014	$	%
Other income (expense)	$(17)	$109	$126	*
Percentage of total revenues	(0)%	0%

*                                         Not meaningful

Other expense for the nine months ended March 31, 2014 decreased by $0.1 million as compared to the nine months ended March 31, 2013. The decrease in other expense was primarily the result of reduced interest expense as we repaid approximately $1.6 million of debt during the nine months ended March 31, 2014 in accordance with the terms of our promissory notes and note payable.

Income Tax Benefit

	Nine Months Ended March 31,		Change
	2013	2014	$	%
Income tax benefit	$106	$197	$91	86%
Percentage of total revenues	0%	0%

Income tax benefit for the nine months ended March 31, 2014 increased by $0.1 million, or 86% as compared to the nine months ended March 31, 2013. The increase in income tax benefit was primarily the result of a $1.5 million reduction in net income before taxes during the nine months ended March 31, 2014, partially offset by a reduction in federal research and development credits as there was no authorizing legislation for periods after December 31, 2013.

Quarterly Trends and Seasonality

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside of our control. Our historical results should not be considered a reliable indicator of our future results of operations.

We experience fluctuations in revenues and related costs on a seasonal basis, which are primarily seen in the quarter ended March 31. Specifically, our recurring revenue is positively impacted in the quarter ended March 31 as a result of our preparation of W-2 documents for our clients’ employees in advance of tax filing requirements, which generally means that our quarter ended June 30 has been lower than the prior quarter. The seasonal fluctuations in revenues also positively impact gross profits during the quarter ended March 31. Our historical results for the quarter ended March 31 should not be considered a reliable indicator of our future results of operations.  Our interest income earned on funds held for clients is also positively impacted during the quarter ended March 31 as a result of our increased collection of funds held for clients. Certain payroll taxes are primarily collected during the quarter ended March 31 and subsequently remitted.

Implementation revenues are also typically higher during the quarter ended March 31 as many of our new clients elect to implement our services following a calendar year-end. Implementation gross profit varies on a quarterly basis as costs are generally fixed in the near-term, while revenues vary based on the number of new client implementations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended March 31, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2013 included in our final prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 19, 2014.

Reverse Stock Split

On March 5, 2014, the Company effected a three-for-two reverse stock split on its Common Stock.

Initial Public Offering

In March 2014, the Company completed its initial public offering or IPO in which it issued and sold 5,367 shares of common stock and existing shareholders sold 2,735 shares of common stock at a public offering price of $17 per share.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.  The Company received net proceeds of $82.0 million after deducting underwriting discounts and commissions of $6.4 million and other offering expenses of $2.8 million.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2014, our principal source of liquidity was $88.9 million of cash and cash equivalents.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and infrastructure generally. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data center and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand to satisfy those needs.

Our cash flows from investing activities and our cash flows from financing activities are influenced by the amount of funds held for clients which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore such balance changes from period to period in accordance with the timing with each payroll cycle. Funds held for clients are restricted solely for the repayment of client fund obligations.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other investment requirements for at least the next 12 months.

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,	Nine Months Ended March 31,
	2013	2014
Net cash provided by operating activities	$5,041	$8,077
Cash flows from investing activities:
Capitalized internally-developed software costs	(1,115)	(2,919)
Purchases of property and equipment	(2,865)	(4,954)
Net change in funds held for clients	(189,935)	(185,818)
Net cash used in investing activities	(193,915)	(193,691)
Cash flows from financing activities:
Net change in client funds obligation	189,935	185,818
Principal payments on long-term debt	(1,469)	(1,563)
Proceeds from IPO, net of issuance costs	—	82,709
Proceeds from exercise of stock options	76	—
Payments for redemption of common stock	(162)	—
Net cash provided by financing activities	188,380	266,964
Net increase (decrease) in cash and cash equivalents	$(494)	$81,350

Operating Activities

Net cash provided by operating activities was $8.1 million for the nine months ended March 31, 2014 as compared to $5.0 million for the nine months ended March 31, 2013.

The increase in net cash provided by operating activities from the nine months ended March 31, 2013 to the nine months ended March 31, 2014 was primarily the result of an increase of $1.3 million in stock-based compensation expense, as well as a $1.6 million increase in accrued expenses and a $0.7 million increase in trade accounts payable, partially offset by a $1.4 million decrease in net income.

Investing Activities

Changes in net cash used in investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involves the movement of significant funds from the account of an employer to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Other investing activities that influence our net cash used in investing activities are our capitalization of internally developed software costs and purchases of property and equipment.

Net cash used in investing activities was $193.7 million for the nine months ended March 31, 2014 as compared to $193.9 million for the nine months ended March 31, 2013.

Excluding the net change in funds held for clients, our net cash used in investing activities was $7.9 million for the nine months ended March 31, 2014 as compared to $4.0 million for the nine months ended March 31, 2013.

Financing Activities

Net cash provided by financing activities was $267.0 million for the nine months ended March 31, 2014 as compared to $188.4 million for the nine months ended March 31, 2013, with the increase primarily the result of $82.7 million of net proceeds from our IPO. We also paid off all our remaining long term debt during this period.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2014:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations	$16,282	$3,041	$6,299	$5,794	$1,148

Each of our reseller agreements provides that the Company is required upon a termination of the agreement to acquire the assets of the reseller. The first reseller agreement provides that either party may terminate the agreement by electing not to renew the agreement beyond its original term. We, but not the reseller, also has the right to terminate the agreement at any time following the completion of an initial public offering by us. We exercised our right to terminate the agreement in April 2014 and expects to close on the purchase of the reseller’s client base in May 2014.  The termination agreement calls for a $6 million payment due upon closing and an additional payment currently estimated at $3 million payable within 90 days of closing.  We expensed $0.8 million and $0.9 million during the three-month period ended March 31, 2013 and 2014, respectively and $1.8 million and $2.2 million during the nine-month period ended March 31, 2013 and 2014, respectively, as per the terms of the revenue sharing agreement with the first reseller.

The second reseller agreement provides that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. We amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by us or (ii) December 31, 2014. In addition, we, but not the reseller, now has the right to terminate the agreement at any time after the date that is six months following the completion of an initial public offering by us. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. We expensed the second reseller $0.5 million and $0.6 million during the three-month period ended March 31, 2013 and 2014, respectively and $1.3 million and $1.5 million during the nine-month period ended March 31, 2013 and 2014, respectively, as per the terms of the revenue sharing agreement with the second reseller.

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. Capital expenditures were $2.9 million and $5.0 million for the nine months ended March 31, 2013 and 2014, respectively, exclusive of capitalized internally developed software costs of $1.1 million and $2.9 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

Although we are eligible under the JOBS Act to delay adoption of new or revised financial accounting standards until they are applicable to private companies, we have elected not to avail ourselves of this exclusion. This election by us is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations solely in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain exposure as well as risks relating to changes in the general economic conditions in the United States. We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

Interest Rate Risk

Funds held for clients are held in interest-bearing accounts at financial institutions. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations. In a falling rate environment, a decline in interest rates would decrease our interest income.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.                          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our business, prospects, financial condition or operating results could be materially adversely affected by any of the risks and uncertainties described below, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

We have incurred losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

We have incurred net losses from time to time. We incurred net losses of $130,000 in fiscal 2011 and incurred net losses of $406,000 in the first three quarters of fiscal 2014. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will depend in significant part on our obtaining sufficient scale and productivity that the cost of adding and supporting new clients does not outweigh our revenues. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses for the foreseeable future.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate, causing the value of our common stock to decline substantially.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below such expectations, the price of our common stock could decline substantially.

Our number of new clients increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new clients prefer to start using our payroll and human capital management, or HCM, solutions at the beginning of a calendar year. In addition, client funds and year-end activities are traditionally higher during our third fiscal quarter. As a result of these factors, our total revenue and expenses have historically grown disproportionately during our third fiscal quarter as compared to other quarters.

In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•                                          The extent to which our products achieve or maintain market acceptance;

•                                          Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;

•                                          Competitive pressures and the introduction of enhanced products and services from competitors;

•                                          Changes in client budgets and procurement policies;

•                                          The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;

•                                          The number of our clients’ employees;

•                                          Timing of recognition of revenues and expenses;

•                                          Client renewal rates;

•                                          Seasonality in our business;

•                                          Technical difficulties with our products or interruptions in our services;

•                                          Our ability to hire and retain qualified personnel;

•                                          Changes in the regulatory requirements and environment related to the products and services which we offer; and

•                                          Unforeseen legal expenses, including litigation and settlement costs.

We do not have long-term agreements with clients, and our standard agreements with clients are generally terminable by our clients upon 60 or fewer days’ notice. If a significant number of clients elected to terminate their agreements with us, our operating results and our business would be adversely affected.

In addition, a significant portion of our operating expenses are related to compensation and other items which are relatively fixed in the short-term, and we plan expenditures based in part on our expectations regarding future needs and opportunities. Accordingly, changes in our business or revenue shortfalls could decrease our gross and operating margins and could cause significant changes in our operating results from period to period. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

Our operating results for previous fiscal quarters are not necessarily indicative of our operating results for the full fiscal years or for any future periods. We believe that, due to the underlying factors for quarterly fluctuations, quarter-to-quarter comparisons of our operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance.

Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy.

We have been rapidly growing our revenue and number of clients, and we will seek to do the same for the foreseeable future. However, the growth in our number of clients puts significant strain on our business, requires significant capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. If we fail to effectively manage our growth or we over-invest or under-invest in our business, our business and results of operations could suffer from the resultant weaknesses in our infrastructure, systems or controls. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy.

The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions, and include enterprise-focused software providers, such as Ultimate Software Group, Inc., Workday, Inc., SAP AG, Oracle Corporation and Ceridian Corporation, payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc. and other regional providers, and HCM point solutions, such as Cornerstone OnDemand, Inc.

Several of our competitors are larger, have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or client requirements.

In addition, current and potential competitors have established, and might in the future establish, partner or form other cooperative relationships with vendors of complementary products, technologies or services to enable them to offer new products and services, to compete more effectively or to increase the availability of their products in the marketplace. New competitors or relationships might emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. In light of these advantages, current or potential clients might accept competitive offerings in lieu of purchasing our offerings. We expect intense competition to continue for these reasons, and such competition could negatively impact our sales, profitability or market share.

If we do not continue to innovate and deliver high-quality, technologically advanced products and services, we will not remain competitive and our revenue and operating results could suffer.

The market for our solutions is characterized by rapid technological advancements, changes in client requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors could undermine our current market position.

Our success depends in substantial part on our continuing ability to provide products and services that medium-sized organizations will find superior to our competitors’ offerings and will continue to use. We intend to continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products that clients will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis or to effectively bring new products to market, our sales may suffer.

In addition, we may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements. The introduction of new solutions by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.

We may not have sufficient resources to make the necessary investments in software development and we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products or enhancements. In addition, our products or enhancements may not meet the increasingly complex client requirements of the marketplace or achieve market acceptance at the rate we expect, or at all. Any failure by us to anticipate or respond adequately to technological advancements, client requirements and changing industry standards, or any significant delays in the development, introduction or availability of new products or enhancements, could undermine our current market position.

If we are unable to release periodic updates on a timely basis to reflect changes in tax, benefit and other laws and regulations that our products help our clients address, the market acceptance of our products may be adversely affected and our revenues could decline.

Our solutions are affected by changes in tax, benefit and other laws and regulations and generally must be updated regularly to maintain their accuracy and competitiveness. Although we believe our SaaS platform provides us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. Failure to do so could have an adverse effect on the functionality and market acceptance of our solutions. In addition, significant changes in tax, benefit and other laws and regulations could require us to make significant modifications to our products, which could result in substantial expenses.

Because of the way we recognize our revenue and our expenses over varying periods, changes in our business may not be immediately reflected in our financial statements.

We recognize our revenue as services are performed. The amount of revenue we recognize in any particular period is derived in significant part based on the number of employees of our clients served by our solutions. As a result, our revenue is dependent in part on the success of our clients. The effect on our revenue of significant changes in sales of our solutions or in our clients’ businesses may not be fully reflected in our results of operations until future periods.

We recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize implementation costs and sales commissions as they are incurred even though we recognize revenue as we perform services over extended periods. When a client terminates its relationship with us, we may not have derived enough revenue from that client to cover associated implementation costs. As a result, we may report poor operating results due to higher implementation costs and sales commissions in a period in which we experience strong sales of our solutions. Alternatively, we may report better operating results due to lower implementation costs and sales commissions in a period in which we experience a slowdown in sales. As a result, our expenses fluctuate as a percentage of revenue, and changes in our business generally may not be immediately reflected in our results of operations.

If our security measures are breached or unauthorized access to client data or funds is otherwise obtained, our solutions may be perceived as not being secure, clients may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information and system passwords. In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems or the systems of our clients could result in the unauthorized disclosure of confidential information, theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. While we have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines or other actions or liabilities which could materially and adversely affect our business and operating results.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim related to a breach or unauthorized access. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to adequately expand our direct sales force with qualified and productive persons, we may not be able to grow our business effectively.

We primarily sell our products and implementation services through our direct sales force. To grow our business, we intend to focus on growing our client base for the foreseeable future. Our ability to add clients and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our solutions. Identifying and recruiting qualified personnel and training them in the use of our software require significant time, expense and attention. The amount of time it takes for our sales representatives to be fully-trained and to become productive varies widely. In addition, if we hire sales representatives from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

If our sales organization does not perform as expected, our revenues and revenue growth could suffer. In addition, if we are unable to hire, develop and retain talented sales personnel, if our sales force becomes less efficient as it grows or if new sales representatives are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to grow our client base and revenues and our sales and marketing expenses may increase.

If our referral network participants reduce their referrals to us, we may not be able to grow our client base or revenues in the future.

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that approximately 25% of our new sales in fiscal 2013 were referred to us from our referral network participants, and our referral network may become an even more significant source of client referrals in the future. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

Participants in our referral network are generally under no contractual obligation to continue to refer business to us, and we do not intend to seek contractual relationships with these participants. In addition, these participants are generally not compensated for referring potential clients to us, and may choose to instead refer potential clients to our competitors. Our ability to achieve revenue growth in the future will depend, in part, upon continued referrals from our network.

There can be no assurance that we will be successful in maintaining, expanding or developing our referral network. If our relationships with participants in our referral network were to deteriorate or if any of our competitors enter into strategic relationships with our referral network participants, sales leads from these participants could be reduced or cease entirely. If we are not successful, we may lose sales opportunities and our revenues and profitability could suffer.

If the market for cloud-based payroll and HCM solutions among medium-sized organizations develops more slowly than we expect or declines, our business could be adversely affected.

We believe that the market for cloud-based payroll and HCM solutions is not as mature among medium-sized organizations as the market for outsourced services or on-premise software and services. It is not certain that cloud-based solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption by medium-sized organizations of cloud-based computing in general, and of payroll and other HCM applications in particular. It is difficult to predict client adoption rates and demand for our solutions, the future growth rate and size of the cloud-based market or the entry of competitive solutions. The expansion of the cloud-based market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based computing, as well as the ability of cloud-based solutions to address security and privacy concerns. If other cloud-based providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for cloud-based applications as a whole, including our solutions, may be negatively affected. If cloud-based payroll and HCM solutions do not achieve widespread adoption among medium-sized organizations, or there is a reduction in demand for cloud-based computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in a loss of clients, decreased revenues and an adverse impact on our business.

We typically pay employees and may pay taxing authorities amounts due for a payroll period before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2013 we processed almost $30 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

Adverse changes in economic or political conditions could adversely affect our operating results and our business.

Our recurring revenues are based in part on the number of our clients’ employees. As a result, we are subject to risks arising from adverse changes in economic and political conditions. The state of the economy and the rate of employment, which deteriorated in the recent broad recession, may deteriorate further in the future. If weakness in the economy continues or worsens, many clients may reduce their number of employees and delay or reduce technology purchases. This could also result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other HCM solutions or renegotiating their contracts with us. We have agreements with various large banks to execute ACH and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a failure of one of our banking partners or a systemic shutdown of the banking industry could result in the loss of client funds or impede us from accessing and processing funds on our clients’ behalf, and could have an adverse impact on our business and liquidity.

If the banks that currently provide ACH and wire transfers fail to properly transmit ACH or terminate their relationship with us or limit our ability to process funds or we are not able to increase our ACH capacity with our existing and new banks, our ability to process funds on behalf of our clients and our financial results and liquidity could be adversely affected.

We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our financial results and liquidity.

We depend on our senior management team and other key employees, and the loss of these persons or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers, including Steven R. Beauchamp, our President and Chief Executive Officer. We also rely on our leadership team in the areas of research and development, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with certain of our executive officers, including Mr. Beauchamp, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.

If we are unable to recruit and retain highly-skilled product development and other technical persons, our ability to develop and support widely-accepted products could be impaired and our business could be harmed.

We believe that to grow our business and be successful, we must continue to develop products that are technologically-advanced, are highly integrable with third-party services, provide significant mobility capabilities and have pleasing and intuitive user experiences. To do so, we must attract and retain highly qualified personnel, particularly employees with high levels of experience in designing and developing software and Internet-related products and services. Competition for these personnel in the greater Chicago area and elsewhere is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed. We follow a practice of hiring the best available candidates wherever located, but as we grow our business, the productivity of our product development and other research and development may be adversely affected. In addition, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

The sale and support of products and the performance of related services by us entail the risk of product or service liability claims, which could significantly affect our financial results.

Clients use our products in connection with the preparation and filing of tax returns and other regulatory reports. If any of our products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, we could be subject to liability claims from users. Our agreements with our clients typically contain provisions intended to limit our exposure to such claims, but such provisions may not be effective in limiting our exposure. Contractual limitations we use may not be enforceable and may not provide us with adequate protection against product liability claims in certain jurisdictions. A successful claim for product or service liability brought against us could result in substantial cost to us and divert management’s attention from our operations.

Privacy concerns and laws or other domestic regulations may reduce the effectiveness of our applications and adversely affect our business.

Our clients collect, use and store personal or identifying information regarding their employees and their family members in our solutions. Federal and state government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such personal information. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our clients’ businesses may limit the use and adoption of our applications and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

All of these legislative and regulatory initiatives may adversely affect our clients’ ability to process, handle, store, use and transmit demographic and personal information regarding their employees and family members, which could reduce demand for our solutions.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our products would be less effective, which may reduce demand for our applications and adversely affect our business.

Our business could be adversely affected if we do not effectively implement our solutions or our clients are not satisfied with our implementation services.

Our ability to deliver our payroll and HCM solutions depends on our ability to effectively implement and to transition to, and train our clients on, our solutions. We do not recognize revenue from new clients until they process their first payroll. Further, our agreements with our clients are generally terminable by the clients on 60 days’ notice. If a client is not satisfied with our implementation services, the client could terminate its agreement with us before we have recovered our costs of implementation services, which would adversely affect our results of operations and cash flows. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.

Our business could be affected if we are unable to accommodate increased demand for our implementation services resulting from growth in our business.

We may be unable to respond quickly enough to accommodate increased client demand for implementation services driven by our growth. The implementation process is the first substantive interaction with a new client. As a predicate to providing knowledgeable implementation services, we must have a sufficient number of personnel dedicated to that process. In order to ensure that we have sufficient employees to implement our solutions, we must closely coordinate hiring of personnel with our projected sales for a particular period. Because our sales cycle is typically only three to six weeks long, we may not be successful in coordinating hiring of implementation personnel to meet increased demand for our implementation services. Increased demand for implementation services without a corresponding staffing increase of qualified personnel could adversely affect the quality of services provided to new clients, and our business and our reputation could be harmed.

Any failure to offer high-quality client services may adversely affect our relationships with our clients and our financial results.

Once our applications are deployed, our clients depend on our client service organization to resolve issues relating to our solutions. Our clients are medium-sized organizations with limited personnel and resources to address payroll and other HCM related issues. These clients rely on us more so than larger companies with greater internal resources and expertise. High-quality client services are important for the successful marketing and sale of our products and for the retention of existing clients. If we do not help our clients quickly resolve issues and provide effective ongoing support, our ability to sell additional products to existing clients would suffer and our reputation with existing or potential clients would be harmed.

In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing clients. Any failure to maintain high-quality client services, or a market perception that we do not maintain high-quality client services, could adversely affect our reputation, our ability to sell our solutions to existing and prospective clients, and our business, operating results and financial position.

If we fail to manage our technical operations infrastructure, our existing clients may experience service outages and our new clients may experience delays in the deployment of our applications.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our data center and other operations infrastructure to meet the needs of all of our clients. We also seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our applications. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses. If our operations infrastructure fails to keep pace with increased sales, clients may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenues.

In addition, our ability to deliver our cloud-based applications depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:

•                                          Damage from fire, power loss, natural disasters and other force majeure events outside our control;

•                                          Communications failures;

•                                          Software and hardware errors, failures and crashes;

•                                          Security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and

•                                          Other potential interruptions.

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services. These licenses and hardware are generally commercially available on varying terms. However, it is possible that this hardware and software might not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

Furthermore, our payroll application is essential to our clients’ timely payment of wages to their employees. Any interruption in our service may affect the availability, accuracy or timeliness of these programs and could damage our reputation, cause our clients to terminate their use of our application, require us to indemnify our clients against certain losses due to our own errors and prevent us from gaining additional business from current or future clients.

Any disruption in the operation of our data centers could adversely affect our business.

We host our applications and serve all of our clients from data centers located at our company headquarters in Arlington Heights, Illinois with a backup data center at a third-party facility in Kenosha, Wisconsin. We also may decide to employ additional offsite data centers in the future to accommodate growth.

Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Any changes in service levels at our third-party data center or any errors, defects, disruptions or other performance problems with our applications could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

In addition, while we own, control and have access to our servers and all of the components of our network that are located in our backup data center, we do not control the operation of this facility. The operator of our Wisconsin data center facility has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew this agreement on commercially reasonable terms, or if the data center operator is acquired, we may be required to transfer our servers and other infrastructure to a new data center facility, and we may incur costs and experience service interruption in doing so.

Our software might not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Our payroll and HCM software is complex and may contain or develop undetected defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time to time we have discovered defects or errors in our products. In addition, because changes in employer and legal requirements and practices relating to benefits are frequent, we discover defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Material performance problems or defects in our products and services might arise in the future, which could have an adverse impact on our business and client relationship and subject us to claims.

Moreover, software development is time-consuming, expensive and complex. Unforeseen difficulties can arise. We might encounter technical obstacles, and it is possible that we discover problems that prevent our products from operating properly. If they do not function reliably or fail to achieve client expectations in terms of performance, clients could cancel their agreements with us and/or assert liability claims against us. This could damage our reputation, impair our ability to attract or maintain clients and harm our results of operations.

Defects and errors and any failure by us to identify and address them could result in delays in product introductions and updates, loss of revenue or market share, liability to clients or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our product or service processes might discourage existing or potential clients from purchasing from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our clients, their employees and taxing and other regulatory authorities regard as significant. The costs incurred in correcting any errors or in responding to regulatory authorities or to resulting claims or liability might be substantial and could adversely affect our operating results.

We maintain insurance, but our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Our clients might assert claims against us in the future alleging that they suffered damages due to a defect, error, or other failure of our product or service processes. A product liability claim and errors or omissions claim could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such a claim.

Client funds that we hold are subject to market, interest rate, credit and liquidity risks. The loss of these funds could have an adverse impact on our business.

We invest funds held for our clients in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. Any loss of or inability to access client funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity.

In addition, these funds are held in consolidated trust accounts, and as a result the aggregate amounts in the accounts exceed the applicable federal deposit insurance limits. We believe that since such funds are deposited in trust on behalf of our clients, the Federal Deposit Insurance Corporation, or the FDIC, would treat those funds as if they had been deposited by each of the clients themselves and insure each client’s funds up to the applicable deposit insurance limits. If the FDIC were to take the position that it is not obligated to provide deposit insurance for our clients’ funds or if the reimbursement of these funds were delayed, our business and our clients could be materially harmed.

If we are required to collect sales and use taxes in additional jurisdictions, we might be subject to liability for past sales and our future sales may decrease. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our services and adversely impact our business.

The application of federal, state, and local tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our clients to pay additional tax amounts, as well as require us or our clients to pay fines or penalties and interest for past amounts.

For example, we might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on the licensing of our software or provision of our services could result in substantial tax liabilities for past transactions and otherwise harm our business.

Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities in order to determine how to comply with that state’s rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our clients typically pay us for applicable sales and similar taxes. Nevertheless, our clients might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our software and services to our clients and might adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and leading analysts or potential investors to lower their expectations of our performance, which could reduce the trading price of our stock.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. Our proprietary technologies are not covered by any patent or patent application. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. The confidentiality agreements on which we rely to protect certain technologies may be breached and may not be adequate to protect our proprietary technologies. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions. In addition, we depend, in part, on technology of third parties licensed to us for our solutions, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels or delayed sales of our solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms, or at all. Although we do not expect that our inability to license this technology in the future would have a material adverse effect on our business or operating results, our inability to license this technology could adversely affect our ability to compete.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, others may claim that our applications and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

The use of open source software in our products and solutions may expose us to additional risks and harm our intellectual property rights.

Some of our products and solutions use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our products or solutions, to re-develop our products or solutions, to discontinue sales of our products or solutions, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.

While we monitor the use of all open source software in our products, solutions, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and our business, results of operations and financial condition.

If third-party software used in our products is not adequately maintained or updated, our business could be materially adversely affected.

Our products utilize certain software of third-party software developers. For example, we license technology from bswift as part of our Paylocity Web Benefits solution. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Additionally, we rely, to a certain extent, upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our applications, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, resulting in reductions in the demand for Internet-based applications such as ours.

In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our applications could suffer.

Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including clients’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. For example, our clients access our solutions through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our clients’ access to our solutions, adversely affect their perception of our applications’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose clients.

Regulatory requirements placed on our software and services could impose increased costs on us, delay or prevent our introduction of new products and services, and impair the function or value of our existing products and services.

Our products and services may become subject to increasing regulatory requirements, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might render our products and services obsolete or might block us from developing new products and services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become more costly.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. In addition, we will need to expand our ACH capacity as we grow our business. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing or ACH facility secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities and to grow our business. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our associates with respect to third parties.

Certain services offered by us involve collecting payroll information from individuals, and this frequently includes information about their checking accounts. Our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties, commit identity theft, or otherwise gain access to their data or funds. If any of our associates take, convert, or misuse such funds, documents or data, we could be liable for damages, and our business reputation could be damaged or destroyed. Moreover, if we fail to adequately prevent third parties from accessing personal and/or business information and using that information to commit identity theft, we might face legal liabilities and other losses than can have a negative impact on our business.

We rely on a third-party shipping provider to deliver printed checks to our clients, and therefore our business could be negatively impacted by disruptions in the operations of this third-party provider.

We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients. Relying on UPS and other third-party couriers puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to perform tasks on our behalf. If UPS or other third-party couriers fail to perform their tasks, we could incur liability or suffer damages to our reputation, or both. If we are forced to use other third-party couriers, our costs could increase and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain terms as favorable as those we currently use, which could further increase our costs. These circumstances may negatively impact our business, financial condition and results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in other businesses or technologies. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•                                          Inability to integrate or benefit from acquired technologies or services in a profitable manner;

•                                          Unanticipated costs or liabilities associated with the acquisition;

•                                          Incurrence of acquisition-related costs;

•                                          Difficulty integrating the accounting systems, operations and personnel of the acquired business;

•                                          Difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•                                          Difficulty converting the clients of the acquired business onto our applications and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•                                          Diversion of management’s attention from other business concerns;

•                                          Adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;

•                                          The potential loss of key employees;

•                                          Use of resources that are needed in other parts of our business; and

•                                          Use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Risks Related to Ownership of Our Common Stock

Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of May 5, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 79.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our management has broad discretion in the use of the net proceeds we received in our IPO and might not use them effectively.

Our management has broad discretion in the use of proceeds from our IPO.  Accordingly, you will have to rely on the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions. Our management might spend a portion or all of the net proceeds from our IPO in ways that our stockholders do not desire or that might not yield a favorable return. The failure by our management to apply these funds effectively could harm our business. Pending their use, we might invest the net proceeds from our IPO in a manner that does not produce income or that loses value.

An active, liquid, and orderly market for our common stock may not develop.

Prior to our IPO, there was no market for shares of our common stock. An active trading market for our common stock might not be sustained, which could depress the market price of our common stock and affect our stockholders’ ability to sell our shares. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•                                          Our operating performance and the operating performance of similar companies;

•                                          Announcements by us or our competitors of acquisitions, business plans or commercial relationships;

•                                          Any major change in our board of directors or senior management;

•                                          Publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•                                          The public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•                                          Sales of our common stock by our directors and executive officers;

•                                          Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•                                          Short sales, hedging and other derivative transactions in our common stock;

•                                          The market’s reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act;

•                                          Threatened or actual litigation; and

•                                          Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from ongoing budget negotiations and intermittent government shutdowns in the United States, acts of God, war, incidents of terrorism, or responses to such events).

In addition, the stock market in general and the market for Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have only declared or paid cash dividends on our common stock once since 2008 and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

As of May 5, 2014, we had an aggregate of 49,563,736 outstanding shares of common stock. The shares sold in our IPO were immediately tradable without restriction. The remaining 41,455,742 shares, or approximately 83.6% of our outstanding shares are currently restricted as a result of lock-up agreements.  These shares will be available for sale into the public market generally 180 days after March 19, 2014, subject to certain exceptions and also to potential extensions under certain circumstances, and will be subject to volume and other sale restrictions.

On March 27, 2014 we registered an aggregate of 8,077,237 shares of our common stock that we have issued or may issue under our stock incentive plans.

Also, in the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending June 30, 2015, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

•                                          Authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•                                          Establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•                                          Require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•                                          Provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•                                          Prevent stockholders from calling special meetings; and

•                                          Prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from the requirements of auditor attestation reports on the effectiveness of our internal control over financial reporting. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Although we are eligible under the JOBS Act to delay adoption of new or revised financial accounting standards until they are applicable to private companies, we have elected not to avail ourselves of this exclusion. This election by us is irrevocable.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of December 31 of that fiscal year, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) five years from March 19, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From January 1, 2014 through March 31, 2014, we issued (i) options to our employees to purchase an aggregate of 2,065,541 shares of our common stock under our 2014 Equity Incentive Plan, at an exercise price of $17.00 per share and (ii) restricted stock units representing 108,008 shares of our common stock under our 2014 Equity Incentive Plan for no consideration.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds

On March 24, 2014, we completed our IPO of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions. We sold 5,366,667 of such shares and existing stockholders sold an aggregate of 2,735,083 of such shares, including 366,667 shares sold by us and 690,083 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of $82.0 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were $2.9 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 19, 2014.

With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item  6.                       Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

# - In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: May 14, 2014	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: May 14, 2014	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

# - In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.