Form 10-K
period 2014-06-30
Paylocity Holding Corp
filed 2014-08-22
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 001- 36348

PAYLOCITY HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4066644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3850 N. Wilke Road

Arlington Heights, Illinois 60004

(Address of principal executive offices and zip code)

(847) 463-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The registrant was not a public company as of December 31 2013, the last day of the registrant’s most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of August 15, 2014, there were 49,563,736 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2014 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2014

PART 1

Forward Looking Statements

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “intend,” “expect,” “anticipate,” “plan,” “project” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under Part 1, Item 1A:”Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and in the documents incorporated in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. As of June 30, 2014, we served approximately 8,500 clients across the U.S., which on average had over 100 employees. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the human resource, payroll and finance capabilities of our clients.

Our multi-tenant software platform is highly configurable and includes a unified suite of payroll and HCM applications, such as time and labor tracking, benefits and talent management. Our solutions have been organically developed from our core payroll solution, which we believe is the most critical system of record for medium-sized organizations and an essential gateway to other HCM functionality. Our payroll and HCM applications use a unified database and provide robust on-demand reporting and analytics. Our platform provides intuitive self-service functionality for employees and managers combined with seamless integration across all our solutions. We supplement our comprehensive software platform with an integrated implementation and client service organization, all of which are designed to meet the needs of medium-sized organizations.

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources.  Organizations are faced with complex and ever-changing requirements, including diverse federal, state and local regulations across multiple jurisdictions.  In addition, the workplace operating environment is rapidly changing as employees increasingly become mobile, work remotely and expect an end user experience similar to that of consumer-oriented Internet applications.  Medium-sized organizations operating without the infrastructure, expertise or personnel of larger enterprises are uniquely pressured in this complex and dynamic environment.  Existing solutions offered by third-party payroll service providers can have limited capabilities and configurability while enterprise-focused software vendors can be expensive and time-consuming to implement and manage.  We believe that medium-sized organizations are better served by solutions designed to meet their unique needs.

Our solutions provide the following key benefits to our clients:

•                  Comprehensive cloud-based platform optimized to meet the payroll and HCM needs of medium-sized organizations;

•                  Modern, intuitive user experience and self-service capabilities that significantly increase employee engagement;

•                  Flexible and configurable platform that aligns with business processes and centralizes payroll and HCM data;

•                  Software as a service, or SaaS, delivery model that reduces total cost of ownership for our clients; and

•                  Seamless data integration with our extensive partner ecosystem that saves time and expense and reduces the risk of errors.

We market and sell our products primarily through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and by referrals from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided in respect of those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2012, 2013 and 2014. Our total revenues increased from $55.1 million in fiscal 2012 to $77.3 million in fiscal 2013, representing a 40% year-over-year increase and to $108.7 million in fiscal 2014, representing a 41% year-over-year increase.  Our recurring revenues increased from $52.5 million in fiscal 2012 to $72.8 million in fiscal 2013, representing a 39% year-over-year increase, and to $101.9 million in fiscal 2014, representing a 40% year-over-year increase. Although we do not have long-term contracts with our clients and our agreements with clients are generally terminable on 60 days’ or less notice, our recurring revenue model provides significant visibility into our future operating results.

Industry Background

Effective management of human capital is a core function for all organizations and requires a significant commitment of resources. Identifying, acquiring and retaining talent is a priority at all levels of an organization. In today’s increasingly complex business and regulatory environment, organizations are being pressured to manage critical payroll and HCM functions more effectively, automate manual processes and decrease their operating costs.

Complex and Dynamic Tax and Regulatory Environment

The tax and regulatory environment in the United States is complex and dynamic. Organizations are subject to a myriad of tax, benefit, workers compensation, healthcare and other rules, regulations and reporting obligations. In addition to U.S. federal taxing and regulatory authorities, there are more than 10,000 state and local tax codes in the United States. Further, federal, state and local government agencies continually enact and amend the rules, regulations and reporting requirements with which organizations must comply.

Growing Demand for Mobility and Enhanced User Experience

Connectivity and mobility are enabling employees to spend less time in traditional office environments and more time working remotely. This trend increases the demand for advanced and intuitive solutions that improve collaboration and foster employee engagement, such as remote self-service access to payroll and timesheet reporting, HR and benefits portals and other talent management applications. Given the prominence of consumer-oriented Internet applications, employees expect the user experience and accessibility of internal systems to be similar to those of the latest Internet applications, such as LinkedIn, Amazon and Facebook.

Medium-Sized Organizations Face Unique Challenges

Medium-sized organizations functioning without the infrastructure, expertise or personnel of larger enterprises are uniquely pressured in the current complex and dynamic environment. Employees in these medium-sized organizations often perform multiple job functions, and many medium-sized organizations have limited financial, technical and other resources needed to effectively manage their critical business requirements and to build and maintain the systems required to do so.

Large Market Opportunity for Payroll and HCM Solutions

According to market analyses published by International Data Corporation, or IDC, titled Worldwide and U.S. Human Capital Management Applications 2013-2017 Forecast: The Cloud Spurs Continued Growth (May 2013) and U.S. Payroll Outsourcing Services 2013-2017 Forecast and Analysis (October 2013), the U.S. market for HCM applications and payroll outsourcing services is estimated to be $22.5 billion in 2014. The market opportunity is driven by the importance of payroll and HCM solutions to the successful management of organizations.

To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 565,000 firms with 20 to 999 employees in the U.S. in 2010, employing over 40 million persons. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $220 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $8.8 billion. Our existing clients do not typically buy our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

Organizations Are Increasingly Transitioning to SaaS Solutions

SaaS solutions are easier and more affordable to implement and operate than those offered by traditional software providers. SaaS solutions also enable software updates with greater frequency and without new hardware investments, enabling organizations to better react to changes in their environments. Many organizations are transitioning to SaaS solutions for front-office business applications such as salesforce management. Similarly, we believe organizations are adopting back-office SaaS applications, such as payroll and HCM, with increasing frequency. According to a market analysis published by IDC, titled Worldwide SaaS and Cloud Software 2013-2017 Forecast and 2012 Vendor Shares (December 2013), the U.S. SaaS market is estimated to be $20 billion in 2014 and is projected to grow at a 14% compound annual growth rate from 2012 to 2017.

Limitations of Existing Solutions

We believe that existing payroll and HCM solutions have limitations that cause them to underserve the unique needs of medium-sized organizations. Existing payroll and HCM solutions include:

• Traditional Payroll Service Providers. Traditional payroll service providers are primarily focused on delivery of a variety of payroll processing services, insurance products and HR business process outsourcing solutions. Many of these solutions offer limited capabilities and integration beyond traditional payroll processing. The lack of a unified and configurable payroll and HCM suite can diminish the effectiveness of a system, detract from user experience and limit integration with other solutions. In addition, we believe that certain traditional payroll service providers often do not provide a high-quality client service experience.

• Enterprise-Focused Payroll and HCM Software Vendors. Enterprise-focused software vendors offer solutions and services that are designed for the complex needs and structures of large enterprises. As a result, their solutions can be expensive, complex and time-consuming to implement, operate and maintain.

• HCM Point Solution Providers. Many HCM point solutions lack integrated payroll functionality. The implementation and management of multiple point solutions and the reliance on multiple service organizations can be challenging and expensive for medium-sized organizations.

• Manual Processes for Payroll and HCM Functions. Manual payroll and HCM processes require increased HR, payroll and finance personnel involvement, resulting in higher costs, slower processing and greater risks of data entry errors.

Given the challenges medium-sized organizations face operating in complex and dynamic environments and the limited ability of traditional offerings to address these challenges, we believe there is a significant market opportunity for a comprehensive, unified SaaS solution designed to serve the payroll and HCM needs of medium-sized organizations.

Segment Information

Our chief operating decision maker reviews our financial results in total when evaluating financial performance and for purposes of allocating resources. We have thus determined that we operate in a single cloud-based software solution reporting segment.

Our Solution

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations.  Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments.  As of June 30, 2014, we served approximately 8,500 clients across the U.S., which on average had over 100 employees.

The key benefits of our solution include the following:

•                   Comprehensive Platform Optimized for Medium-Sized Organizations.  Our solutions empower finance and HR professionals in medium-sized organizations to drive strategic human capital decisions by providing enterprise-grade payroll and HCM applications, including robust reporting and analytics. Our unified platform fully automates payroll and HCM processes, enabling our clients to focus on core business activities.  Our solutions help our clients attract, retain and manage their employees within a single, comprehensive system.

•                   Modern, Intuitive User Experience.  Our intuitive, easy-to-use interface is based on current technology and automatically adapts to users’ devices, including mobile platforms, thereby significantly increasing accessibility of our solutions and decreasing the need for training. Our platform’s self-service functionality and performance management applications provide employees with an engaging experience. Our performance management applications include peer-to-peer employee recognition and social employee profiles that create a reward and recognition environment resulting in greater employee engagement.

•                   Flexible and Configurable Platform.  We design our solutions to be flexible and configurable, allowing our clients to match their use of our software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs.  Our systems centralize payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.

•                   Highly-Attractive SaaS Solution for Medium-Sized Organizations.  Our solutions are cloud-based and offered on a subscription basis, making them easier and more affordable to implement, operate and update and enabling our clients to focus less on their IT infrastructure and more on their core businesses. Our cloud-based software can be operated by a single administrator without the support of an in-house information technology department. Our multi-tenant and modern architecture allows for frequent software enhancements thereby enabling our clients to react to a rapidly changing and complex operating environment. Our cloud-based platform enables our clients to scale their businesses without having to acquire additional hardware or to resolve the integration challenges that often result from traditional outsourcing solutions.

•                   Seamless Integration with Extensive Ecosystem of Partners.  Our platform offers our clients automated data integration with over 200 related third-party partner systems, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches. Our direct and automated data transmission improves the accuracy of data and facilitates data collection in our partners’ systems. We believe having automated data integration with a payroll and HCM provider like us differentiates our partners’ product offerings, strengthening their competitive positioning in their own markets.

Our Strategy

We intend to strengthen and extend our position as a provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

•                   Grow Our Client Base.  We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we served approximately 8,500 clients across the U.S. as of June 30, 2014, there were over 565,000 firms with 20 to 999 employees in the United States, employing more than 40 million persons, according to the U.S. Census Bureau in 2010. In order to acquire new clients, we plan to continue to grow our sales organization aggressively across all U.S. geographies.

•                   Expand Our Product Offerings. We believe that our leadership position is in significant part the result of our investment and innovation in our product offerings designed for medium-sized organizations. Therefore, we plan to increase investment in software development to continue to advance our platform and expand our product offerings. For example, we recently introduced new onboarding functionality that enables payroll and HR departments to deliver a highly intuitive, mobile-responsive onboarding experience to new hires.

•                   Increase Average Revenue Per Client. Our average revenue per client has consistently increased in each of the last three years as we have broadened our product offerings. We plan to further grow average revenue per client by selling a broader selection of products to new and existing clients.

•                   Extend Technological Leadership. We believe that our organically developed cloud-based multi-tenant software platform, combined with our unified database architecture, enhances the experience and usability of our products, providing what we believe to be a competitive advantage over alternative solutions. Our modern, intuitive user interface utilizes features found on many popular consumer Internet sites, enabling users to use our solutions with limited training. We plan to continue our technology innovation, as we have done with our mobile applications, social features and analytics capabilities.

•                   Further Develop Our Referral Network. We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants that recommend our solutions and provide referrals. We believe that our platform’s automated data integration with over 200 related third-party partner systems is valuable to our referral participants, as they are able to access payroll and HR data through a single system which decreases complexity and cost and complements their own product offerings. We plan to increase integration with third-party providers and expand our referral network to grow our client base and lower our client acquisition costs.

Our Products

Our cloud-based platform features a suite of unified payroll and HCM applications. Our solutions are highly configurable and easy to use, implement, update and maintain.

Paylocity Web Pay

Paylocity Web Pay is designed to provide enterprise-grade payroll processing and administration.

Feature	Functionality
Company-Level Configuration	• Real time ability to add, delete and modify client-specific payroll settings, including departments, job codes, earnings, deductions, taxes and garnishments
• Ability to create customized payroll earning or deduction code calculations, 401(k) match calculations and labor cost allocations
• Ability to configure payroll audits that identify potential errors prior to finishing payroll, such as paying the same employee twice
Configurable Templates	• Combination of standard and modifiable templates powered by highly-flexible drag-and-drop technology
• Standard templates such as new hire, job change, leave of absence and termination templates
• Enables users to configure user interface to efficiently align to organizations’ business processes
• Ability to require additional data, add default values and insert new custom fields increases accuracy and consistency of data across the platform
Custom Checklists	• Allows users to track critical steps in hiring and other processes
• Triggers reports and notification emails to track critical steps and informs users when tasks are complete
Advanced Reporting	• Easy-to-use, powerful reporting dashboard enables users to design and create ad-hoc reports or rely on over 100 standard reports
• Ability to generate a variety of pre-process reports via report library and report writer
• Real-time report generation, including the ability to automatically schedule reports to run on a user-defined frequency
• Point-in-time reporting, including comparative analysis over multiple periods, allowing users to view data from any time in history
HR Insight and Analytics	• Provides a dashboard view into critical HR metrics such as headcount and employee turnover
• Users can choose between different types of graphical display or export the information to spreadsheets or other documents
Affordable Care Act Compliance	• Allows for modeling of all affordability safe harbor methods
• Simultaneous measurement of initial and standard measurement periods for new hire employees
• Reporting that provides multiple views allowing brokers and clients to make better informed benefit decisions
• Advanced search and query capabilities provide ability for administrators to easily access key employee information

Paylocity HR

Paylocity HR provides a set of core HR capabilities designed to improve HR compliance, enhance reporting capabilities and reduce the amount of time necessary to manage employee information.

Feature	Functionality
Employee Record Management	• Manage payroll deductions for employee benefit plans such as health and 401(k)
• Automated employee time-off requests
• Track employee skills, events, education and prior employment
• Store employee documentation electronically
• Record and track company property issued to employees
• Ability to add custom fields to track additional employee related information
HR Compliance and Reporting	• Interactive employee organizational chart
• Family Medical Leave Act (FMLA) tracking
• Equal Employment Opportunity (EEO) reporting
• Occupational Safety & Health Administration (OSHA) tracking
• Consolidated Omnibus Budget Reconciliation Act (COBRA) tracking
• VETS 100/100A reporting
• Workers’ compensation tracking and reporting
• I-9 verification

Paylocity Impressions

Paylocity Impressions is our advanced social media feature designed to integrate peer-to-peer collaboration and recognition into our solution, giving employees the ability to recognize each other and provide immediate feedback through virtually any device having Internet access. Paylocity Impressions helps to provide timely, meaningful recognition and promotes repeat positive behaviors among employees. Administrators have the ability to give their employees the option to post their accomplishments on their employee profiles to share with co-workers and other members of the organization. Employees can also be given the option to self-manage their profiles as well as update images and link to social sites such as LinkedIn, Twitter and Facebook. We believe that this functionality delivers a unique and modern solution to managing employee recognition programs.

Performance Management

Performance Management is designed to bring ease and convenience to the employee performance appraisal process and to give employees the opportunity to participate in their performance review and be more engaged in their professional development. Employee reviews and appraisals throughout the organization are stored and analyzed in a single system. Key features of Performance Management include:

Feature	Functionality
Reviews	• Provides the ability for employees and managers to complete online reviews, add comments and sign off on completed reviews
• Includes automated workflow at each step of the review process with ability for HR administrators to review and provide feedback prior to final approval
360° Feedback	• Provides the ability to access feedback from employees across the organization to receive input on employee performance and accomplishments
• Enables year-round or point-in-time 360° feedback
Goals Management	• Manages employee goals and appraisals in a single place to reduce the time required to navigate between screens
• Allows specific goals to be displayed on the performance review for increased employee focus and development
• Assigns goals specific to employees based on skill level and other factors
Self-Service Set-Up	• Provides the ability to determine and control key success factors
• Provides the ability to create review forms and set review notification date reminders

Self-Service HR Portals

Self-Service HR Portals are designed to extend our solutions’ functionality by giving employees and managers secure and real-time access to critical payroll and HR information. Self-Service HR Portals help to improve communication within clients’ organizations with such tasks as reviewing time-off requests, scheduling and benefits enrollment. Self-Service HR Portals also provide the ability to post and manage company news items, add reminders, create custom web pages, view organizational charts and download videos.

Feature	Functionality
Employee Self-Service Portal	• Full online and mobile access through virtually any device having Internet access to individual payroll, HR and benefits information
• Provides the ability for administrators to communicate company news, policy changes, such as handbook revisions, and to post documents, create custom web pages to communicate with employees
• Administrators can configure portal to link to third-party websites or embed videos

•                   Allows employees to independently take actions such as clock in and out, make direct deposit changes, email check information, access tax forms, request time off, view time-off balances, access the company directory, manage contact information

Manager Self-Service Portal	• Improves communication among managers and HR and payroll and finance departments
• Provides a single view for managers where they can approve employee changes and requests, manage outstanding tasks and easily access employee information
• A workflow engine allows managers to initiate pay rate changes and automatically route changes for approval to various levels of the organization
• Allows managers to assign supervisors to both direct and indirect reports

Paylocity Web Onboarding

Web Onboarding delivers a seamless approach to new hire onboarding and events management. The new solution enables payroll and HR departments to deliver a highly intuitive, mobile-responsive onboarding experience to new hires. For administrators, Web Onboarding reduces the manual effort and processes generally associated with onboarding a new hire. Paylocity’s Onboarding features include:

•                  Seamless integration with Paylocity payroll and HCM modules reduces manual entry of new hire data

•                  Mobile responsive design and attractive, intuitive interface, engaging new hires in the process

•                  Robust events management capabilities, empowering administrators to proactively manage the onboarding process

•                  High level of customization, allowing administrators to tailor tasks and overall experience for new hire

•                  Withholding forms wizard, simplifying the process of completing important tax-related paperwork

•                  Ability to add customized content including welcome message, documents, videos and other company specific information.

Administrators can also build workflows to provide alerts and tasks to other parts of the organization involved in the new hire process.

Paylocity Web Time

Paylocity Web Time is a time and attendance solution designed to automate manual processes, improve productivity and help organizations control labor costs. Paylocity Web Time handles such tasks as managing schedules, tracking time and attendance, including overtime, rounding rules, payroll policies, labor allocation and time-off accruals. Paylocity Web Time also notes exceptions such as tardiness, absenteeism and misuse of break or meal periods. Paylocity Web Time is fully integrated with Paylocity Web Pay giving supervisors and employees a single point of entry into the system and automatic set-up of employee records and policies. Paylocity Web Time also provides the ability to select from a wide variety of biometric and bar code hardware options to track employees’ time. We believe this integration helps organizations reduce redundant processes, improve data accuracy, reduce leave liability and improve tracking capabilities.

Paylocity Web Benefits and Paylocity Enterprise Benefits, Powered by bswift

Paylocity Web Benefits and Paylocity Enterprise Benefits, Powered by bswift are benefit management solutions that integrate with insurance carrier systems to provide automated administrative processes and allows users to choose benefit elections and make life event changes online, summarize benefit elections and perform other similar benefit-related tasks. These solutions also enable premium reconciliation, management of voluntary benefits and advanced reporting.  Both Web Benefits and Paylocity Enterprise Benefits integrate seamlessly with Paylocity’s Web Pay. Web Benefits features include:

•                  Employee Self-Service Enrollment Portal, designed to perform on mobile devices as well as desktops and laptops

•                  Automated employee deductions updates in Web Pay

•                  Customizable enrollment portal content (text, links, documents, logos)

•                  Reporting on employee enrollment status and enrollment summary

•                  Configurable Medical, Dental and Vision benefit plans, Reimbursement benefit plans (HAS, DCRA, HCRA), Life benefits plans (Basic, Voluntary, AD&D), Long-term and Short-term disability

•                  Electronic Data Interchange (EDI) support for insurance carriers

Paylocity Web Benefits features an intuitive design to make benefits enrollment a simple and straightforward activity for the employee and reduce the overall time and energy payroll and HR administrators spend managing benefits enrollment.

Implementation and Client Services

Delivering our clients a positive experience is an essential element of our ability to sell our solutions and retain our clients. We provide our clients with a single point-of-contact supplemented by teams with deep technical and subject matter expertise. The single point of contact allows our account managers to better understand our clients’ needs, which we believe strengthens our client relationships.

Implementation and Training Services

Our clients are medium-sized organizations that are typically migrating to our platform from a competitive solution or are adopting an online payroll and HCM solution for the first time. These organizations often have limited internal resources and generally rely on us to implement our solutions.

We typically implement our Paylocity Web Pay product within only three to four weeks, and any additional products thereafter, as requested by the client. Each client is guided through the implementation process by an implementation consultant who serves as a single point-of-contact for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly-configurable, easy-to-use products.

We offer our clients the opportunity to participate in formal training designed to increase their ability to further utilize the functionality of our products within their organizations. Our training courses are designed to enable selected employees of our clients to develop expertise in our solutions and act as a first-level support resource for their colleagues.

In order to ensure client satisfaction, a team of client service representatives conducts a comprehensive audit of a client’s account after the client has completed the implementation process. Thereafter, the client is transitioned to our client service team.

Client Service

Our client service model is designed to serve the needs of medium-sized organizations and to build loyalty by developing strong relationships with our clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2012, 2013 and 2014.

Each client is assigned an account manager who serves as the central point-of-contact for any questions or support needs. We believe this approach enhances our client service by providing each client with a single person who understands the client’s business, responds quickly and is accountable for the client experience. Our account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes.

Tax and Regulatory Services

Our software contains a rules engine designed to make accurate tax calculations that is continually updated to support all pertinent legislative changes across all U.S. jurisdictions. Our tax filing service provides a variety of solutions to our clients including processing payroll tax deposits, preparing and filing quarterly and annual tax returns and amendments and resolving client tax notices.

Clients

As of June 30, 2014, we provided our solutions to approximately 8,500 clients in all U.S. states. Although many clients have multiple divisions, segments or locations, we only count such clients once for these purposes.

Our clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2012, 2013 and 2014, no client accounted for more than 1% of our revenues.

Sales and Marketing

We market and sell our products and services primarily through our direct sales force. Our direct sales force includes sales representatives who have defined geographic territories throughout the U.S. We seek to hire experienced sales representatives wherever they are located, and believe we have room to grow the number of sales representatives in each of our territories. In addition, we have contractual arrangements with third-party resellers who also sell subscriptions to our payroll and HCM solutions.

The sales cycle begins with a sales lead generated by the sales representative through our third-party referral network, a client referral, our telemarketing team, our external website, e-mail marketing or territory- based activities. Through one or more on-site visits, phone-based sales calls, or web demonstrations, sales representatives perform in-depth analysis of prospective clients’ needs and demonstrate our solutions. We employ sophisticated software to track, classify and manage our sales representatives’ pipeline of potential clients. We support our sales force with a marketing program that includes seminars and webinars, email marketing, social media marketing, broker events and web marketing.

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2014, greater than 25% of our new client revenue originated by referrals from participants in our referral network.

We believe participants in our referral network refer potential clients to us because we do not provide services that compete with their own and because we offer third parties the ability to integrate their systems with our platform. Unlike other payroll and HCM solution providers who also provide retirement plans, health insurance and other products and services competitive with the offerings of the participants in our referral network, we focus only on our core business of providing cloud-based payroll and HCM solutions. In some cases we have formalized relationships in which we are a recommended vendor of these participants. In other cases, our relationships are informal. We typically do not compensate these participants for referrals.

Partner Ecosystem

We have developed a partner ecosystem of third-party systems, such as 401(k), benefits and insurance provider systems, with whom we provide automated data integration for our clients. These third-party providers require certain financial information from their clients in order to efficiently provide their respective services. After securing authorization from the client, we exchange payroll data with these providers. In turn, these third-party providers supply data to us, which allows us to deliver comprehensive benefit management services to our clients. We believe our ability to integrate our systems with those of these partners adds value to our mutual clients and to our partners.

We have also developed our solutions to integrate with a variety of other systems used by our clients, such as accounting, point of sale, banking, expense management, recruiting, background screening and skills assessment solutions. We believe our clients benefit from an integrated and seamless solution.

Technology

We offer our solutions on a cloud-based platform that leverages a unified database architecture and a common code base that we organically developed. Clients do not need to install our software in their data centers and can access our solutions through any mobile device or web browser with Internet access.

•                   Multi-Tenant Architecture.  Our software solutions were designed with a multi-tenant architecture. This architecture gives us an advantage over many disparate traditional systems which are less flexible and require longer and more costly development and upgrade cycles.

•                   Mobile Focused.  We employ mobile-centric principles in our solution design and development. We believe that the increasing mobility of employees heightens the importance of access to our solutions through mobile devices, including smart phones and tablets. Our mobile experience provides our clients and their employees with access to our solutions through virtually any device having Internet access. We bring the flexibility of a secure, cloud-based solution to users without the need to access a traditional desktop or laptop computer.

•                   Security.  We maintain comprehensive security programs designed to ensure the security and integrity of client and employee data, protect against security threats or data breaches and prevent unauthorized access. We regulate and limit all access to servers and networks at our data centers. Our systems are monitored for irregular or suspicious activity, and we have dedicated internal staff perform security assessments for each release. Our systems undergo regular penetration testing and source code reviews by an independent third-party security firm.

We host our solutions at our primary data center at our corporate headquarters in Arlington Heights, Illinois. We utilize a secondary data center through a third-party in Kenosha, Wisconsin for backup and disaster recovery. We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at both data center locations.

Competition

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and include enterprise-focused software providers, such as Ultimate Software Group, Inc., Workday, Inc., SAP AG, Oracle Corporation and Ceridian Corporation; payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc. and other regional providers; and HCM point solutions providers, such as Cornerstone OnDemand, Inc.

We believe the principal competitive factors on which we compete in our market include the following:

•                  Focus on medium-sized organizations;

•                  Breadth and depth of product functionality;

•                  Configurability and ease of use of our solutions;

•                  Modern, intuitive user experience;

•                  Benefits of a cloud-based technology platform;

•                  Ability to innovate and respond to client needs rapidly;

•                  Domain expertise in payroll and HCM;

•                  Quality of implementation and client service;

•                  Ease of implementation;

•                  Real-time web-based payroll processing; and

•                  Integration with a wide variety of third-party applications and systems.

We believe that we compete favorably on these factors within the medium-sized organization market. We believe our ability to remain competitive will largely depend on the success of our continued investment in sales and marketing, research and development and implementation and client services.

Research and Development

We invest heavily in research and development to continuously introduce new applications, technologies, features and functionality. We are organized in small product-centric teams that utilize an agile development methodology. We focus our efforts on developing new applications and core technologies and on further enhancing the usability, functionality, reliability, performance and flexibility of existing applications.

Research and development costs, including research and development costs that were capitalized, were $5.5 million, $8.8 million and $15.0 million for the years ended June 30, 2012, 2013 and 2014, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

Intellectual Property

Our success is dependent, in part, on our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on laws respecting intellectual property rights, including trade secret, copyright and trademark laws, as well as contractual protections to establish and protect our intellectual property rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is very difficult.

We expect that providers of payroll and HCM solutions such as ours may be subject to third-party infringement claims as the market and the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these or other third parties might make a claim of infringement against us at any time.

Employees

As of June 30, 2014, we had approximately 968 full-time employees, of which 308 were in client services and operations, 242 were in client implementation, 126 were in research and development, 213 were in sales and marketing and 79 were in general and administrative. None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our culture benefits our clients and supports our growth. Our management team is committed to maintaining and improving our culture even as we grow rapidly.

Available Information

Our Internet address is www.paylocity.com and our investor relations website is located at http://investors.paylocity.com. We make available free of charge on our investor relations website under the heading “Financials and Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

We have incurred losses in the past, and we may not be able to achieve or sustain profitability for the foreseeable future.

We have incurred net losses from time to time. We incurred net losses of $130,000 and $7,110,000 in fiscal 2011 and fiscal 2014, respectively. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses for the foreseeable future.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that greater than 25% of our new sales in fiscal 2014 were referred to us from our referral network participants, and our referral network may become an even more significant source of client referrals in the future. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

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

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2014 we processed almost $39 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

As of August 15th, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 79.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of August 15, 2014, we had an aggregate of 49,563,736 outstanding shares of common stock. The shares sold in our IPO were immediately tradable without restriction. The remaining 41,455,742 shares, or approximately 83.6% of our outstanding shares are currently restricted as a result of lock-up agreements.  These shares will be available for sale into the public market on September 15, 2014, subject to certain exceptions and also to potential extensions under certain circumstances, and will be subject to volume and other sale restrictions.  The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Also, in the future, we may issue additional securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

If securities or industry analysts do not continue to publish research or publish unfavorable or misleading research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable or misleading research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2014, our corporate headquarters occupied approximately 117,000 square feet in Arlington Heights, Illinois under a lease expiring in August 2020. As of June 30, 2014, we also leased facilities in New York, New York, Lake Mary, Florida and Oakland, California.

For additional information regarding obligations under operating leases, see Note 10 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “PCTY” since March 19, 2014. Prior to that date, there was no public trading market for our common stock. Our common stock priced at $17.00 per share in our initial public offering on March 18, 2014. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

Year ended June 30, 2014	High	Low

Third Quarter (from March 19, 2014)	$31.00	$22.11
Fourth Quarter	$25.07	$15.24

On August 15, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $24.34 per share, and there were 17 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On March 24, 2014, we completed our initial public offering, or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions. We sold 5,366,667 of such shares and existing stockholders sold an aggregate of 2,735,083 of such shares, including 366,667 shares sold by us and 690,083 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014. Following the sale of the shares in connection with the closing of our IPO, the offering terminated.  Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, William Blair & Company, L.L.C., JMP Securities LLC, Raymond James & Associates, Inc. and Needham & Company, LLC acted as the underwriters.  The IPO generated net proceeds to us of $81.9 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were $2.9 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

Of the expenses incurred by us in connection with our IPO, $75,000 were paid to the underwriters for private air travel.

With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million; paid the $6.5 million required at closing on May 23, 2014 on the purchase of certain assets of BFKMS Inc.; and paid $2.3 million upon finalization on July 21, 2014 of the purchase price on the purchase of certain assets of BFKMS Inc.

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 19, 2014.

Dividend Policy

We declared and paid a one-time, special cash dividend on our common stock in the aggregate amount of $3,500,000 in May 2008. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on March 19, 2014, the initial trading day of our common stock, and ending on June 30, 2014. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

	Base
	Period
	3/19/2014	3/31/2014	4/30/2014	5/30/2014	6/30/2014

Company/Index
Paylocity Holding Corporation	$100	$100.04	$78.66	$80.99	$89.98
S&P 500 Index	$100	$100.62	$101.25	$103.37	$105.35
S&P 1500 Application Software Index	$100	$96.71	$92.25	$95.16	$101.23

Item 6. Selected Financial Data.

Consolidated Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our fiscal year ends on June 30. The statements of operations data presented below for each of the three fiscal years ended June 30, 2012, 2013, and 2014 and the balance sheet data as of June 30, 2013 and 2014 has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

	Year Ended June 30,
	2011	2012	2013	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$36,443	$51,211	$71,309	$100,362
Interest income on funds held for clients	1,100	1,263	1,459	1,582
Total recurring revenues	37,543	52,474	72,768	101,944
Implementation services and other	1,941	2,622	4,526	6,743
Total revenues	39,484	55,096	77,294	108,687
Cost of revenues:
Recurring revenues	16,329	22,054	28,863	37,319
Implementation services and other	5,416	7,040	10,803	17,775
Total cost of revenues	21,745	29,094	39,666	55,094
Gross profit	17,739	26,002	37,628	53,593
Operating expenses:
Sales and marketing	9,293	12,828	18,693	28,276
Research and development	1,565	1,788	6,825	10,355
General and administrative	6,868	8,618	12,079	21,980
Total operating expenses	17,726	23,234	37,597	60,611
Operating income (loss)	13	2,768	31	(7,018)
Other income (expense)	(179)	(196)	(16)	163
Income (loss) before income taxes	(166)	2,572	15	(6,855)
Income tax (benefit) expense	(36)	884	(602)	255
Net income (loss)	$(130)	$1,688	$617	$(7,110)
Net income (loss) attributable to common stockholders	$(774)	$998	$(2,291)	$(9,392)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.02	$(0.07)	$(0.26)
Diluted	$(0.02)	$0.02	$(0.07)	$(0.26)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	37,539	43,873	31,988	36,707
Diluted	37,539	44,317	31,988	36,707
Other Financial Data:
Adjusted Gross Profit(1)	$19,962	$28,729	$40,695	$57,029
Adjusted Recurring Gross Profit(1)	$23,437	$33,147	$46,972	$67,458
Adjusted EBITDA(1)	$4,028	$7,660	$6,301	$5,448

	As of June 30,
	2011	2012	2013	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,990	$9,031	$7,594	$78,848
Working capital(2)	4,488	2,786	2,305	67,137
Funds held for clients	298,979	263,255	355,905	417,261
Total assets	316,492	284,943	377,916	528,151
Debt, current portion	312	1,625	625	—
Client fund obligations	298,979	263,255	355,905	417,261
Long-term debt, net of current portion	3,188	1,563	938	—
Redeemable convertible preferred stock	9,339	36,573	36,573	—
Stockholders’ equity (deficit)	(2,254)	(27,646)	(26,592)	91,134

(1)                                 We use Adjusted Gross Profit, Adjusted Recurring Gross Profit, and Adjusted EBITDA to evaluate our operating results. We prepare Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to eliminate the impact of items we do not consider indicative of our ongoing operating performance. However, Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and these metrics may not be comparable to similarly-titled measures of other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software, stock-based compensation expenses and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software, stock-based compensation expenses and one-time founder funded bonus pay-outs, if any. We define Adjusted EBITDA as net income (loss) before interest expense (income), income tax expense (benefit), depreciation and amortization, stock-based compensation expenses and one-time founder funded bonus pay-outs.

We disclose Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, which are non-GAAP measures, because we believe these metrics assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe these metrics are commonly used in the financial community to aid in comparisons of similar companies, and we present them to enhance investors’ understanding of our operating performance and cash flows.

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA have limitations as analytical tools. Some of these limitations are:

•                   Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures;

•                   Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                   Adjusted EBITDA does not reflect our income tax expense or the cash requirement to pay our taxes;

•                   Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•                   Other companies in our industry may calculate Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.

Additionally, stock-based compensation will be an element of our overall compensation strategy, although we exclude it from Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as an expense when evaluating our ongoing operating performance for a particular period.

Because of these limitations, you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income (loss) or cash provided by operating activities, in each case as determined in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results, and we use Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA only as supplemental information.

Directly comparable GAAP measures to Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are gross profit and net income (loss), respectively. We reconcile Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2011	2012	2013	2014
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$17,739	$26,002	$37,628	$53,593
Amortization of capitalized research and development costs	2,223	2,727	3,067	2,195
Stock-based compensation expense	—	—	—	920
One-time founder funded bonus pay-outs	—	—	—	321
Adjusted Gross Profit	$19,962	$28,729	$40,695	$57,029

	Year Ended June 30,
	2011	2012	2013	2014
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$37,543	$52,474	$72,768	$101,944
Cost of recurring revenues	(16,329)	(22,054)	(28,863)	(37,319)
Total recurring revenues	21,214	30,420	43,905	64,625
Amortization of capitalized research and development costs	2,223	2,727	3,067	2,195
Stock-based compensation expense	—	—	—	496
One-time founder funded bonus pay-outs	—	—	—	142
Adjusted Recurring Gross Profit	$23,437	$33,147	$46,972	$67,458

	Year Ended June 30,
	2011	2012	2013	2014
	(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(130)	$1,688	$617	$(7,110)
Interest expense	238	261	192	67
Income tax (benefit) expense	(36)	884	(602)	255
Depreciation and amortization	3,779	4,624	5,571	6,336
EBITDA	3,851	7,457	5,778	(452)
Stock-based compensation expense	177	203	523	4,929
One-time founder funded bonus pay-outs	—	—	—	971
Adjusted EBITDA	$4,028	$7,660	$6,301	$5,448

(2)                             Working capital is defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $52.5 million in fiscal 2012 to $72.8 million in fiscal 2013, representing a 39% year-over-year increase. Recurring revenue increased from $72.8 million in fiscal 2013 to $101.9 million in fiscal 2014, representing a 40% year-over-year increase. Recurring revenue represented 95%, 94% and 94% of total revenue in fiscal 2012, 2013, and 2014, respectively.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. We have increased our number of clients from approximately 5,500 as of June 30, 2012 to approximately 8,500 as of June 30, 2014, representing a compound annual growth rate of approximately 24%. The table below sets forth our client count for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2012	2013	2014
Client Count	5,500	6,850	8,500

The rate at which we add clients is highly variable period-to-period and highly seasonal as many clients switch solutions during the first calendar quarter of each year. Although many clients have multiple divisions, segments or locations, we only count such clients once for these purposes.

Annual Revenue Retention Rate

Our annual revenue retention rate has been in excess of 92% during each of the past three fiscal years. We calculate our annual revenue retention rate as our total revenue for the preceding 12 months, less the annualized value of revenue lost during the preceding 12 months, divided by our total revenue for the preceding 12 months. We calculate the annualized value of revenue lost by summing the recurring fees paid by lost clients over the previous twelve months prior to their termination if they have been a client for a minimum of twelve months. For those lost clients who became clients within the last twelve months, we sum the recurring fees for the period that they have been a client and then annualize the amount. We exclude interest income on funds held for clients from the revenue retention calculation. We believe that our annual revenue retention rate is an important metric to measure overall client satisfaction and the general quality of our product and service offerings.

Recurring Fees From New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year.  We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base.  Our recurring fees from new clients for both fiscal 2013 and 2014 were 44%.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income (loss) or cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software, stock-based compensation expenses and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software, stock-based compensation expense and one-time founder funded bonus payouts.  We define Adjusted EBITDA as net income (loss) before interest expense (income), income tax expense (benefit), depreciation and amortization, stock-based compensation expenses and one-time founder funded bonus pay-outs. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Year Ended June 30,
	2012	2013	2014
	(in thousands)
Adjusted Gross Profit	$28,729	$40,695	$57,029
Adjusted Recurring Gross Profit	$33,147	$46,972	$67,458
Adjusted EBITDA	$7,660	$6,301	$5,448

For a further discussion of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, including a reconciliation of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to GAAP, see Part II, Item 6: “Consolidated Selected Financial Data.”

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees.  As such, the number of client employees on our system is not a good indicator of our financial results in any period.  Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for approximately 93%, 92% and 92% of our total revenues during the years ended June 30, 2012, 2013 and 2014, respectively.

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

Implementation Services and Other

Implementation services and other revenues primarily consist of implementation fees charged to new clients for professional services provided to implement and configure our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to four weeks at which point the new client’s payroll is first run using our solution, our implementation services are deemed completed, and we recognize the related revenue. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Implementation services and other revenues may fluctuate significantly from quarter to quarter based on the number of new clients, pricing and the product utilization.

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

We capitalize a portion of our costs for software developed for internal use, which are then all amortized as a cost of recurring revenues. We amortized $2.7 million, $3.1 million and $2.2 million of capitalized internal-use software costs in fiscal 2012, 2013 and 2014, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2012, 2013 and 2014.

	Year Ended June 30,
	2012	2013	2014
	(in thousands)
Capitalized portion of research and development	$3,716	$1,967	$4,674
Expensed portion of research and development	1,788	6,825	10,355
Total research and development	$5,504	$8,792	$15,029

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

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding borrowings under our note payable prior to its retirement in March 2014 using proceeds of our initial public offering.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2012	2013	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$51,211	$71,309	$100,362
Interest income on funds held for clients	1,263	1,459	1,582
Total recurring revenues	52,474	72,768	101,944
Implementation services and other	2,622	4,526	6,743
Total revenues	55,096	77,294	108,687
Cost of revenues:
Recurring revenues	22,054	28,863	37,319
Implementation services and other	7,040	10,803	17,775
Total costs of revenues	29,094	39,666	55,094
Gross profit	26,002	37,628	53,593
Operating expenses:
Sales and marketing	12,828	18,693	28,276
Research and development	1,788	6,825	10,335
General and administrative	8,618	12,079	21,980
Total operating expenses	23,234	37,597	60,611
Operating income (loss)	2,768	31	(7,018)
Other income (expense)	(196)	(16)	163
Income (loss) before income taxes	2,572	15	(6,855)
Income tax (benefit) expense	884	(602)	255
Net income (loss)	$1,688	$617	$(7,110)

The following table sets forth our statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended June 30,
	2012	2013	2014
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	93%	92%	92%
Interest income on funds held for clients	2%	2%	2%
Total recurring revenues	95%	94%	94%
Implementation services and other	5%	6%	6%
Total revenues	100%	100%	100%
Cost of revenues:
Recurring revenues	40%	37%	34%
Implementation services and other	13%	14%	17%
Total costs of revenues	53%	51%	51%
Gross profit	47%	49%	49%
Operating expenses:
Sales and marketing	23%	24%	26%
Research and development	3%	9%	10%
General and administrative	16%	16%	20%
Total operating expenses	42%	49%	56%
Operating income (loss)	5%	0%	(7)%
Other income (expense)	(0)%	0%	0%
Income (loss) before income taxes	5%	0%	(7)%
Income tax (benefit) expense	2%	(1)%	0%
Net income (loss)	3%	1%	(7)%

Comparison of Fiscal Years Ended June 30, 2012, 2013 and 2014

Revenues

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
Recurring fees	$51,211	$71,309	$100,362	$20,098	39%	$29,053	41%
Percentage of total revenues	93%	92%	92%
Interest income on funds held for clients	$1,263	$1,459	$1,582	$196	16%	$123	8%
Percentage of total revenues	2%	2%	2%
Implementation services and other	$2,622	$4,526	$6,743	$1,904	73%	$2,217	49%
Percentage of total revenues	5%	6%	6%

Recurring Fees

Recurring fees for the year ended June 30, 2014 increased by $29.1 million, or 41%, to $100.4 million from $71.3 million for the year ended June 30, 2013. Recurring fees increased primarily as a result of the continued growth of our client base in fiscal 2014, as well as increased revenue per client. Our client count at June 30, 2014 increased by 24% to approximately 8,500 from approximately 6,850 at June 30, 2013.

Recurring fees for the year ended June 30, 2013 increased by $20.1 million, or 39%, to $71.3 million from $51.2 million for the year ended June 30, 2012. Recurring fees increased primarily as a result of the continued growth of our client base in fiscal 2013, as well as increased revenue per client. Our client count at June 30, 2013 increased by 25% to approximately 6,850 from approximately 5,500 at June 30, 2012.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2014 increased by $0.1 million, or 8%, to $1.6 million from $1.5 million for the year ended June 30, 2013. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base partially offset by declining interest crediting rates during fiscal 2014.

Interest income on funds held for clients for the year ended June 30, 2013 increased by $0.2 million, or 16%, to $1.5 million from $1.3 million for the year ended June 30, 2012. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base during fiscal 2013.

Implementation Services and Other

Implementation services and other revenue for the year ended June 30, 2014 increased by $2.2 million, or 49%, to $6.7 million from $4.5 million for the year ended June 30, 2013. Implementation services and other revenue increased primarily as a result of the continued growth of our new client base during fiscal 2014.

Implementation services and other revenue for the year ended June 30, 2013 increased by $1.9 million, or 73%, to $4.5 million from $2.6 million for the year ended June 30, 2012. Implementation services and other revenue increased primarily as a result of the continued growth of our new client base during fiscal 2013.

Cost of Revenues

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
Cost of recurring revenues	$22,054	$28,863	$37,319	$6,809	31%	$8,456	29%
Percentage of recurring revenues	42%	40%	37%
Recurring gross margin	58%	60%	63%
Cost of implementation services and other	$7,040	$10,803	$17,775	$3,763	53%	$6,972	65%
Percentage of implementation services and other	268%	239%	264%
Implementation gross margin	(168)%	(139)%	(164)%

Cost of Recurring Revenues

Cost of recurring revenues for the year ended June 30, 2014 increased by $8.5 million, or 29%, to $37.3 million from $28.9 million for the year ended June 30, 2013. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $4.0 million in additional employee-related costs resulting from additional personnel to provide services to new and existing clients, $0.5 million stock-based compensation associated with our broad based IPO grant to all employees, $0.4 million of additional costs attributable to resellers, and $3.5 million other processing-related fees. Recurring gross margin increased by 3% from 60% in fiscal 2013 to 63% in fiscal 2014 primarily due to a 2% reduction in amortization expense as a percentage of total recurring revenue and a 1% reduction in costs attributable to resellers as a percentage of total recurring revenue.

Cost of recurring revenues for the year ended June 30, 2013 increased by $6.8 million, or 31%, to $28.9 million from $22.1 million for the year ended June 30, 2012. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $2.9 million in additional employee-related costs resulting from additional personnel to provide services to new and existing clients, $1.2 million of additional costs attributable to resellers, and $2.4 million of other processing-related fees. Recurring gross margin increased by 2% from 58% in fiscal 2012 to 60% in fiscal 2013 primarily due to a 1% reduction in amortization expense as a percentage of total recurring revenue and a 1% reduction in personnel-related and other costs as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the year ended June 30, 2014 increased by $7.0 million, or 65%, to $17.8 million from $10.8 million for the year ended June 30, 2013. Cost of implementation services and other increased primarily due to an increase in new clients during fiscal 2014, and a corresponding increase of $5.4 million in employee-related and other costs to implement our solutions for new clients and $0.4 million stock-based compensation associated with our broad based IPO grant to all employees.

Cost of implementation services and other for the year ended June 30, 2013 increased by $3.8 million, or 53%, to $10.8 million from $7.0 million for the year ended June 30, 2012. Cost of implementation services and other increased primarily due to an increase in new clients during fiscal 2013, and a corresponding increase of $3.0 million in employee-related and other costs to implement our solutions for new clients.

Operating Expenses

Sales and Marketing

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
Sales and marketing	$12,828	$18,693	$28,276	$5,865	46%	$9,583	51%
Percentage of total revenues	23%	24%	26%

Sales and marketing expenses for the year ended June 30, 2014 increased by $9.6 million, or 51%, to $28.3 million from $18.7 million for the year ended June 30, 2013. The increase in sales and marketing expenses in fiscal 2014 was primarily the result of $8.5 million of additional employee-related costs from the expansion of our sales team including management, direct sales and sales administration personnel by 62 personnel, the addition of 24 sales lead generation personnel, whose function was previously outsourced and recorded in sales and marketing as lead generation expense rather than employee-related expense in prior periods and other miscellaneous sales and marketing related expenses.  The increase was also attributable to $0.8 million of stock-based compensation associated with our broad based IPO grant to all employees.

Sales and marketing expenses for the year ended June 30, 2013 increased by $5.9 million, or 46%, to $18.7 million from $12.8 million for the year ended June 30, 2012. The increase in sales and marketing expenses in fiscal 2013 was primarily the result of $5.2 million of additional employee-related costs from the expansion of our direct sales force by 23 personnel, the hiring of additional sales management and administrative personnel to support our growing business and other miscellaneous sales and marketing related expenses.

Research and Development

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
Research and development	$1,788	$6,825	$10,355	$5,037	282%	$3,530	52%
Percentage of total revenues	3%	9%	10%

Research and development for the year ended June 30, 2014 increased by $3.5 million, or 52%, to $10.4 million from $6.8 million for the year ended June 30, 2013. Research and development costs increased in fiscal 2014 primarily due to $5.1 million of additional employee-related expenses related to 27 additional development personnel, $0.6 million of stock-based compensation associated with our broad based IPO grant to all employees and $0.5 million related to the one-time founder funded bonus pay-outs. This was offset by an increase of $2.7 million in our capitalized internally developed software costs as we developed significant additional functionality in our human capital management applications during the year.

Research and development for the year ended June 30, 2013 increased by $5.0 million, or 282%, to $6.8 million from $1.8 million for the year ended June 30, 2012. Research and development costs increased in fiscal 2013 primarily due to $3.3 million of additional employee-related expenses related to 39 additional development personnel. Additionally, in fiscal 2013 one of our core payroll applications transitioned beyond the development stage into the maintenance and incremental improvements stage, and therefore our capitalized internally developed software costs decreased by $1.7 million in fiscal 2013 as compared to fiscal 2012.

General and Administrative

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
General and administrative	$8,618	$12,079	$21,980	$3,461	40%	$9,901	82%
Percentage of total revenues	16%	16%	20%

General and administrative expenses for the year ended June 30, 2014 increased by $9.9 million, or 82%, to $22.0 million from $12.1 million for the year ended June 30, 2013. General and administrative expenses increased primarily as a result of $4.3 million of additional employee-related expenses relating to 18 additional personnel, $2.1 million of additional stock-based compensation costs associated with IPO related grants of options and restricted stock units, $1.7 million in additional professional fees and $0.6 million of increased occupancy costs incurred as a result of our requirement for additional office space.

General and administrative expenses for the year ended June 30, 2013 increased by $3.5 million, or 40%, to $12.1 million from $8.6 million for the year ended June 30, 2012. General and administrative expenses increased primarily as a result of $2.2 million of additional employee-related expenses relating to 17 additional personnel, as well as $0.7 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income (Expense)

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
Other income (expense)	$(196)	$(16)	$163	$180	*	$179	*
Percentage of total revenues	*	*	*

*                                         Not Meaningful

Other income (expense) for the year ended June 30, 2014 increased by $0.2 million as compared to the year ended June 30, 2013. Other income for the year ended June 30, 2014 primarily consists of interest income earned on our cash and cash equivalents, partially offset by interest expense incurred on our note payable and other debt, which was repaid in full in March 2014.

Other income (expense) for the year ended June 30, 2013 increased by $0.2 million as compared to the year ended June 30, 2012. Other expense for the year ended June 30, 2013 primarily consists of interest expense incurred on our note payable and other debt, which was reduced as compared to the year ended June 30, 2012 due to increased principal payments in fiscal 2013.

Income Tax (Benefit) Expense

	Year Ended June 30,			Change from 2012 to 2013		Change from 2013 to 2014
	2012	2013	2014	$	%	$	%
Effective tax rate	34%	*	(4)%
Income tax (benefit) expense	884	(602)	255	(1,486)	*	(857)	*
Percentage of total revenues	2%	(1)%	*

*                                         Not Meaningful

Income tax (benefit) expense for the year ended June 30, 2014 increased by $0.9 million, as compared to the year ended June 30, 2013 primarily due to the expiration of federal research and development tax credit allowances resulting in a $0.5 million decline in amount claimed and an increase in non-deductible expenses as a result of our growing business.  The Company also recognized a valuation allowance as of June 30, 2014 on substantially all of its net deferred tax assets, many of which were generated in the three month period ended June 30, 2014, given its determination that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.

Income tax (benefit) expense for the year ended June 30, 2013 decreased by $1.5 million, as compared to the year ended June 30, 2012. The decrease in income tax provision was primarily the result of income before taxes of $0 for the year ended June 30, 2013, as compared to income before taxes of $2.6 million for the year ended June 30, 2012. Additionally, our income tax provision for the year ended June 30, 2013 was reduced by $0.7 million due to the application of various research and development tax credits.

Critical Accounting Policies and Significant Judgments and Estimates

In preparing our financial statements and accounting for the underlying transactions and balances in accordance with GAAP, we apply various accounting policies that require our management to make estimates, judgments and assumptions that affect the amounts reported in our financial statements. We consider the policies discussed below as critical to understanding our financial statements, as their application places the most significant demands on management’s judgment. Management bases its estimates, judgments and assumptions on historical experience, current economic and industry conditions and on various other factors deemed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral part of the financial reporting process, actual results could differ and such differences could be material.

Revenue Recognition

We derive revenues predominantly from recurring revenues associated with our cloud-based payroll and HCM software applications and one-time service fees for implementation of our solutions. Our agreements with clients do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, revenue is recognized as services are performed.

We recognize revenue when all of the following criteria are achieved:

•                   There is persuasive evidence of an agreement;

•                   The service has been provided to the client;

•                   Collection of the fees is reasonably assured; and

•                   The amount of fees to be paid by the client is fixed or determinable.

For arrangements with multiple-elements, we recognize revenues in accordance with Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements. For each agreement, we evaluate whether the individual deliverables qualify as separate units of accounting. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized within the same month that the services are rendered given that the agreements are cancellable with 60 days’ or less notice.

In determining whether revenues from implementation services can be accounted for separately from recurring revenues, we consider the nature of the implementation services and the availability of the implementation services from other vendors. We established standalone value for implementation primarily due to the number of partners that perform these services and account for such implementation services separate from the recurring revenues.

If we determine that the services have standalone value upon delivery, we account for each separately and revenues are recognized as the services are delivered with allocation of consideration based on the relative selling price method. That method requires the selling price of each element in a multiple deliverable arrangement to be based on, in descending order: (i) vendor- specific objective evidence of fair value, or VSOE, (ii) third-party evidence of fair value, or TPE, or (iii) management’s best estimate of the selling price, or BESP.

We are not able to demonstrate VSOE of selling price with respect to our recurring fees paid for our solutions because the deliverables are sold across an insufficiently narrow range of prices on a stand-alone basis. We are also not able to demonstrate TPE for subscription fees because no third-party offerings are reasonably comparable to our product offerings. We thus establish BESP by service offering, requiring the use of significant estimates and judgment. To determine BESP, we consider numerous factors, including the nature of the deliverables themselves, the geography for the sale, internal costs, and pricing and discounting practices utilized by our direct sales force. Arrangement consideration is allocated to each deliverable based on the established BESP and subject to the limitation that because the arrangements are cancellable with 60 days’ or less notice, recurring revenue is not allocated to any deliverable until the consideration has been earned, typically with each payroll cycle or monthly, depending on the service.

Property and Equipment and Long-Lived Assets

We state property and equipment at cost. We calculate depreciation on property and equipment using a straight-line method over the estimated useful lives of the assets, generally three to seven years for most classes of assets, or over the term of the related lease for leasehold improvements. We recognized depreciation expense of $1.9 million, $2.5 million and $4.1 million during the years ended June 30, 2012, 2013, and 2014, respectively.

We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, we recognize impairment to the extent that the carrying amount exceeds its fair value. We determine fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Capitalized Internal-Use Software Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects.

Internal-use software is amortized on a straight-line basis over 18 to 24 months. We evaluate the useful lives of these assets on an annual basis and tests for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized software developed for internal use during the years ended June 30, 2012, 2013 or 2014. We capitalized $3.7 million, $2.0 million, and $4.7 million of software development costs for the years ended June 30, 2012, 2013 and 2014, respectively including stock-based compensation costs of $0.3 million in the year ended June 30, 2014.  We amortized $2.7 million, $3.1 million, and $2.2 million of capitalized research and development costs for the years ended June 30, 2012, 2013 and 2014, respectively. In fiscal 2014, we developed significant additional functionality in several of our applications. This development resulted in an increase in capitalized internally-developed software costs in fiscal 2014 as compared to fiscal 2013. In fiscal 2013, one of our solutions transitioned beyond the development stage into the maintenance and incremental improvements stage, which resulted in lower capitalized internally-developed software costs in fiscal 2013 as compared to fiscal 2012.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  We have recorded goodwill in connection with the acquisition of BFKMS, Inc. Goodwill is not amortized, but instead is tested for impairment at least annually. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If it is the case that the estimated fair value of a reporting unit is less than its carrying amount, including goodwill, the two-step goodwill impairment test is required.  Otherwise no further analysis is required.

If the two-step goodwill impairment test is required, first the fair value of the reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and we perform step two of the impairment test.  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

We will perform its annual impairment review of goodwill in our fiscal fourth quarter and when a triggering event occurs between annual impairment tests.  However, given that we did not have recorded goodwill until its fiscal fourth quarter of 2014, no impairment tests were required to be completed.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over an accelerated nine year time frame, while the non-solicitation agreement uses the straight-line method of amortization over the three year life of the agreement. Amortization expense associated with our intangible assets was $0, $0, and $80 during the years ended June 30, 2012, 2013 and 2014, respectively. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  There were no such events or changes in circumstances during the years ended June 30, 2012, 2013 and 2014.

Income Taxes

We account for federal income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets may be reduced by a valuation allowance to the extent we determine it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents the best estimate of those future events. Changes in current estimates, due to unanticipated events or otherwise, could have an adverse impact on our financial condition and results of operations.

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Cumulative losses in recent years are significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Stock-Based Compensation

We maintain a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which we have issued options to purchase shares of our common stock and grants of restricted stock awards to employees, officers, directors and consultants. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of our board of directors.  We will not grant any additional awards under our 2008 Plan, though our 2008 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2008 Plan.

As of June 30, 2014, options to purchase 4,387,722 shares of our common stock were outstanding, 101,764 restricted stock units were outstanding and 2,581,513 shares of our common stock were reserved for future grant.

The following table presents data related to stock options granted on the dates indicated:

	Aug. 21, 2012	Sept. 17, 2012	July 8, 2013	Aug. 26, 2013	Mar. 18, 2014
Options granted	893,332	33,333	466,663	50,000	2,065,541
Fair value of stock	$4.88	$4.88	$7.04	$7.04	$17.00
Exercise price	$4.88	$4.88	$7.04	$7.04	$17.00
Fair value of option	$1.22	$1.22	$1.71	$1.71	$7.62

Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. We estimate grant date fair value using the Black-Scholes Option-Pricing Model, or Black-Scholes, which requires the use of certain subjective assumptions. Below is a table of the key weighted-average assumptions used in the option valuation calculation for options issued on the dates indicated. We did not grant stock options in fiscal 2012.

	Aug. 21, 2012	Sept. 17, 2012	July 8, 2013	Aug. 26, 2013	Mar. 18, 2014
Valuation assumptions:
Weighted average expected dividend yield	—	—	—	—	—
Weighted average expected volatility	30.7%	30.7%	29.5%	29.5%	44.5%
Weighted average expected term (years)	4.0	4.0	4.0	4.0	6.0
Weighted average risk-free interest rate	0.6%	0.6%	0.5%	0.5%	1.94%

We use a dividend yield assumption of zero as we have not paid regular cash dividends on our common stock and presently have no intention of paying any such cash dividends. Since our shares were not publicly traded prior to March 2014, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. We calculate the expected term using company specific historical data, such as employee option exercise and employee post-vesting departure behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

Stock-based compensation expense was $0.2 million, $0.5 million and $4.9 million for the years ended June 30, 2012, 2013 and 2014, respectively. If factors change and we employ different assumptions, stock-based compensation expense may differ from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may adversely impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

One significant factor in determining the fair value of our options granted through August 2013, when using Black-Scholes, is the fair value of the common stock underlying those stock options. Prior to March 2014, we were a private company with no active public market for our common stock. Therefore, the fair value of the common stock underlying our stock options was determined by our board of directors, which considered in making its determination of fair value a variety of factors including contemporaneous periodic valuation studies from an independent and unrelated third-party valuation firm.  Now that we have a public market for our stock, we observe the fair value of our common stock on the date of grant in accordance with the terms of the award.

Based on the closing stock price on June 30, 2014 of $21.63, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of June 30, 2014 was $51.0 million, of which $20.9 million related to vested options and $30.1 million to unvested options.  The aggregate intrinsic value of outstanding restricted stock units as of June 30, 2014 was $2.2 million, of which all were unvested.

Third-Party Valuation Methodology

In performing its analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements, and reviewed our corporate documents. The valuation consultant utilized the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation study was prepared using a combination of four generally accepted approaches to determining the fair market value of a business: the discounted cash flows, or DCF, method, the guideline public company method, the prior transaction method and the market transactions method. The discounted cash flows method forecasted future cash flows utilizing a terminal value based on our expectation of long-term growth to arrive at a valuation. The guideline public company method utilizes a market approach which estimates the fair value of a company by applying to that company the market multiples of publicly-traded companies to arrive at a valuation. The prior transaction method looks to recent arms-length transactions in a company’s capital stock to arrive at a valuation. The market transactions method utilizes a market approach which estimates the fair value of a company by applying to that company the market multiples of publicly-traded and private companies to arrive at a valuation.

Fiscal 2013

The independent third-party valuation as of June 30, 2012 was performed using the DCF method, the guideline public company method and the prior transaction method. The valuation firm considered our nature and history, the condition and outlook of the industry in which we operate, our financial condition, our current operations and earning capacity, our relative position within the industry in which we operate, prior transactions involving our stock, our strategic direction and management and our goodwill and intangible value. The valuation firm took into account our financial statements for fiscal 2007 through 2012.

In applying the guideline public company method, the valuation firm analyzed the prices that investors are willing to pay for the publicly-traded common stock of companies that are comparable to us. The valuation firm then calculated total market value of invested capital multiples based on each of (i) TTM earnings before interest, taxes, depreciation and amortization, (ii) TTM earnings before interest and taxes, (iii) TTM net sales and (iv) book value. The valuation firm applied the average of the public companies’ TTM net sales multiple to our TTM net sales. The valuation firm then adjusted the resulting value downward by 35% to reflect our smaller size, limited access to capital, historical and future growth expectations, and differences in liquidity, profitability and leverage among the guideline companies.

In applying the DCF method, the valuation firm analyzed financial projections prepared by our management for fiscal 2013 through 2016. The valuation firm calculated our net cash flows to invested capital by taking our debt-free net income, as estimated by management, adding depreciation expenses and subtracting both capital expenditures, as estimated by management, and incremental working capital needs, which were estimated based on a review of an industry average. For the terminal year, the valuation firm applied a revenue multiple, calculated using the guideline public company method. A discount rate of 35% was then applied. To determine the discount rate, the valuation firm reviewed published investment hurdle rates typically required by institutional investors for companies of comparable size and risk.

In applying the prior transaction method, the valuation firm reviewed three arms-length transaction in our capital stock. The most recent transaction occurred on June 28, 2012, two days prior to the date of the valuation, in which we sold shares of Series B preferred stock for approximately $4.88 per share.

Our value was then allocated among our shares of Series A preferred stock, our shares of Series B preferred stock and our shares of common stock using the option pricing equity allocation method, using Black-Scholes. In utilizing the Black-Scholes method, our volatility was estimated at 31% which was based on the average volatility of the guideline public companies over one-year, two-year and five-year period. The assumed time to expiration was three years, which was based on the estimated timing of a potential liquidity event. Finally, the valuation firm applied a marketability discount of 10% to reflect the lack of an active market in shares of our common stock, which resulted in a fair market value of $4.88 per share.

Our board of directors considered this third party valuation and the other factors discussed above in determining that the fair market value of our common stock was $4.88 on August 21, 2012 and September 17, 2012.

Fiscal 2014

The independent third-party valuation as of May 31, 2013 was performed using the DCF method, the guideline public company method and the market transactions method. The valuation firm considered our nature and history, the condition and outlook of the industry in which we operate, the book value of our stock and our financial condition, the earning capacity of our business, the dividend-paying capacity of our business, prior transactions involving our stock, the market price of public traded stock of companies engage in the same or a similar line of business and our goodwill and intangible value. The valuation firm took into account our financial statements for fiscal 2009 through 2012, as well as interim financial statements for the eleven months ended May 31, 2013 and May 31, 2012.

In applying the guideline public company method, the valuation firm analyzed the prices that investors are willing to pay for the publicly-traded common stock of companies that are comparable to us. The valuation firm then calculated total market value of invested capital multiples based on TTM earnings before interest, taxes, depreciation and amortization and TTM revenues. The valuation firm considered our smaller size, limited access to capital, historical and future growth expectations, and differences in liquidity, profitability and leverage among the guideline companies before selecting a TTM multiple that was slightly above the average of the TTM revenues multiples for the companies determined to be most comparable to us.

In applying the DCF method, the valuation firm analyzed financial projections prepared by our management for a five year period. The valuation firm calculated our net cash flows to invested capital by taking our debt-free net income, as estimated by management, adding depreciation expenses and subtracting both capital expenditures, as estimated by management, and incremental working capital needs, which were estimated based on a review of an industry average. For the terminal year, the valuation firm applied a revenue multiple, calculated using the guideline public company method. A discount rate of 35% was then applied. To determine the discount rate, the valuation firm reviewed published investment hurdle rates typically required by institutional investors for companies of comparable size and risk. The 35% discount rate was equal to the discount rate applied in the DCF analysis conducted as of June 30, 2012.

In applying the market transactions method, the valuation firm reviewed publicly available data regarding transactions that have occurred in the industry, as well as prior arms-length transactions in our capital stock. The valuation firm applied a revenue multiple that was slightly above the median revenue multiple of all transactions and in-line with the sale of our Series B preferred stock in June 2012.

Our value was then allocated among our shares of Series A preferred stock, our shares of Series B preferred stock and our shares of common stock using the option pricing equity allocation method, using Black-Scholes. In utilizing the Black-Scholes method, our volatility was estimated at 31% which was based on the average volatility of the guideline public companies over a five-year period. The assumed time to expiration was four years, which was based on the estimated timing of a potential liquidity event. Finally, the valuation firm applied a marketability discount to reflect the lack of an active market in shares of our common stock, which resulted in a fair market value of $6.90 per share.

Our board of directors considered this third-party valuation and the other factors discussed above in determining that the fair market value of our common stock was $7.04 on July 8, 2013 and August 26, 2013.

Reverse Stock Split

On March 5, 2014, we effected a three-for-two reverse stock split on our Common Stock.

Initial Public Offering

In March 2014, we completed our initial public offering or IPO in which we issued and sold 5,367 shares of common stock and existing shareholders sold 2,735 shares of common stock at a public offering price of $17 per share.  We did not receive any proceeds from the sale of common stock by the existing shareholders.  We received net proceeds of $81.9 million after deducting underwriting discounts and commissions of $6.4 million and other offering expenses of $2.9 million.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2014, our principal sources of liquidity were $78.8 million of cash and cash equivalents.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and infrastructure generally. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data center and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and available borrowings to satisfy those needs.

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

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2012	2013	2014
Net cash provided by operating activities	$8,564	$6,228	$7,199
Cash flows from investing activities:
Capitalized internally-developed software costs	(3,716)	(1,967)	(4,349)
Purchases of property and equipment	(3,446)	(3,987)	(6,667)
Payments for acquisitions	—	—	(6,450)
Net change in funds held for clients	35,724	(92,650)	(61,356)
Net cash provided by (used in) investing activities	28,562	(98,604)	(78,822)
Cash flows from financing activities:
Net change in client funds obligation	(35,724)	92,650	61,356
Principal payments on long-term debt	(312)	(1,625)	(1,563)
Proceeds from IPO, net of issuance costs	—	—	82,032
Capital contribution	—	—	1,052
Proceeds from issuance of redeemable convertible Series B preferred stock	27,234	—	—
Proceeds from exercise of stock options	88	76	—
Payments for redemption of common stock	(27,371)	(162)	—
Net cash provided by (used in) financing activities	(36,085)	90,939	142,877
Net increase (decrease) in cash and cash equivalents	$1,041	$(1,437)	$71,254

Operating Activities

Net cash provided by operating activities was $8.6 million, $6.2 million and $7.2 million for the years ended June 30, 2012, 2013 and 2014, respectively.

The increase in net cash provided by operating activities from fiscal 2013 to fiscal 2014 was the primarily the result of the change of $2.3 million in working capital partially offset by the increase in net loss and increases in non-cash items including stock-based compensation and depreciation and amortization. The decline in net cash provided by operating activities from fiscal 2012 to fiscal 2013 was primarily the result of a decrease of $1.1 million in net income, as well as a decline of $0.9 million in working capital, partially offset by increased depreciation and amortization.

Investing Activities

Changes in net cash (used in) provided by investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involves the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During the year ended June 30, 2014 we processed almost $39 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Other investing activities that influence our net cash (used in) provided by investing activities are our capitalization of internally developed software costs and purchases of property and equipment.

Net cash (used in) provided by investing activities was $28.6 million, $(98.6) million and $(78.9) million, for the years ended June 30, 2012, 2013 and 2014, respectively.

Excluding the net change in funds held for clients, our net cash (used in) provided by investing activities was $(7.2) million, $(6.0) million and $(17.5) million, for the years ended June 30, 2012, 2013 and 2014, respectively.

The decrease in net cash used by investing activities of $19.7 from fiscal 2013 to fiscal 2014 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $31.3 million partially offset by payments of $6.5 million to acquire certain assets of one of our resellers, increased purchases of property and equipment by $2.7 million and increased capitalization of internally developed software costs by $2.4 million.

The increase of $127.2 million in net cash used in investing activities from fiscal 2012 to fiscal 2013 was primarily the result of the timing of receipts and disbursements of cash and cash equivalents held to satisfy client fund obligations of $128.4 million partially offset by a decrease of $1.7 million in capitalized internally developed software costs.

Financing Activities

Net cash provided by (used in) financing activities was $(36.1) million, $90.9 million and $142.9 million for the years ended June 30, 2012, 2013 and 2014, respectively.

The increase in net cash provided by financing activities from fiscal 2013 to fiscal 2014 was primarily the result of the $82.0 million in proceeds received from our IPO, net of issuance costs. This was partially offset by the $31.3 million change on the net change in funds held for clients. The decrease in net cash used in financing activities from fiscal 2012 to fiscal 2013 was primarily the result of a $128.4 million change in the net change in funds held for clients, partially offset by a net increase of $1.3 million of principal payments on long-term debt.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations and consideration due to one of our resellers to complete the purchase of certain of its assets. The following table summarizes our contractual obligations at June 30, 2014:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations	$17,350	$3,353	$6,749	$5,611	$1,637
Unconditional purchase obligations	1,224	406	818	—	—
Consideration related to acquisition	2,985	2,985	—	—	—
	$21,559	$6,744	$7,567	$5,611	$1,637

Each of our two reseller agreements provided that we are required upon a termination of the agreement to acquire the assets of the reseller. One of the agreements provided that either party may terminate the agreement by electing not to renew the agreement beyond its original term ending in February 2016 unless renewed. We, but not the reseller, also had the right to terminate the agreement at any time following the completion of an initial public offering by the Company. We paid this reseller $1.7 million, $2.4 million and $2.5 million for the full fiscal years 2012, 2013 and 2014, respectively. We exercised our right to terminate the agreement in April 2014 and closed on the purchase of the reseller’s client base in May 2014 at a total purchase price of $9.4 million.

The second reseller agreement provides that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. We amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by us or (ii) December 31, 2014. In addition, we, but not the reseller, now have the right to terminate the agreement at any time after the date that is six months following the completion of an initial public offering by us. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. We paid this reseller $1.3 million, $1.8 million and $2.1 million for the full fiscal years 2012, 2013 and 2014, respectively.

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $3.4 million, $4.0 million and $6.7 million for the years ended June 30, 2012, 2013 and 2014, respectively, exclusive of capitalized internally developed software costs of $3.7 million, $2.0 million, and $4.3 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company is currently evaluating which adoption method it will use. Early application is not permitted. The Company plans on adopting ASU 2014-09 beginning July 1, 2017 and is currently assessing the potential effects of these changes to its consolidated financial statements.

Although we are eligible under the JOBS Act to delay adoption of new or revised financial accounting standards until they are applicable to private companies, we have elected not to avail ourselves of this exclusion.  This election by us is irrevocable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-23 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and our status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2014, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Documents Filed with Report

(1)     Financial Statements.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2013 and 2014	F-3

Consolidated Statements of Operations for the years ended June 30, 2012, 2013 and 2014	F-4

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2012, 2013 and 2014	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2013 and 2014	F-6

Notes to Consolidated Financial Statements	F-7

(2)     Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2014

PAYLOCITY HOLDING CORPORATION

By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Steven R. Beauchamp and Peter J. McGrail, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Steven R. Beauchamp	President, Chief Executive Officer (Principal Executive Officer) and Director	August 22, 2014
Steven R. Beauchamp

/s/ Peter J. McGrail	Chief Financial Officer (Principal Financial Officer)	August 22, 2014
Peter J. McGrail

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 22, 2014
Steven I. Sarowitz

/s/ Jeffrey T. Diehl	Director	August 22, 2014
Jeffrey T. Diehl

/s/ Mark H. Mishler	Director	August 22, 2014
Mark H. Mishler

/s/ Ronald V. Waters, III	Director	August 22, 2014
Ronald V. Waters, III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2013 and 2014	F-3
Consolidated Statements of Operations for the years ended June 30, 2012, 2013 and 2014	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2012, 2013 and 2014	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2013 and 2014	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paylocity Holding Corporation:

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation (the “Company”) and subsidiary as of June 30, 2013 and 2014, and the related consolidated statements of operations, changes in redeemable convertible stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paylocity Holding Corporation and subsidiary as of June 30, 2013 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

August 22, 2014

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of June 30,
Assets	2013	2014
Current assets:
Cash and cash equivalents	$7,594	$78,848
Accounts receivable, net	740	756
Prepaid expenses and other	1,875	2,694
Deferred income tax assets, net	602	706

Total current assets before funds held for clients	10,811	83,004
Funds held for clients	355,905	417,261

Total current assets	366,716	500,265

Long-term prepaid expenses	—	313
Capitalized software, net	2,614	5,093
Property and equipment, net	8,586	13,125
Intangible assets, net	—	6,320
Goodwill	—	3,035

Total assets	$377,916	$528,151

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:

Current portion of long-term debt	$625	$—
Accounts payable	880	2,133
Taxes payable	207	5
Consideration related to acquisition	—	2,985
Accrued expenses	6,794	10,744

Total current liabilities before client fund obligations	8,506	15,867
Client fund obligations	355,905	417,261

Total current liabilities	364,411	433,128
Long-term debt, net of current portion	938	—
Deferred rent	2,317	3,175
Deferred income tax liabilities, net	269	714

Total liabilities	$367,935	$437,017

Redeemable convertible preferred stock, $0.001 par value, 18,000 authorized as of June 30, 2013 and no shares authorized as of June 30, 2014
Series A, 6% cumulative dividend, 9,500 shares issued and outstanding at June 30, 2013 and no shares issued and outstanding at June 30, 2014	$9,339	$—
Series B, 8% cumulative dividend, 8,400 shares issued and outstanding at June 30, 2013 and no shares issued and outstanding at June 30, 2014	27,234	—

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 66,667 shares authorized, 31,988 shares issued and outstanding at June 30, 2013; and 155,000 shares authorized, 49,564 shares issued and outstanding at June 30, 2014	32	50
Preferred stock, $0.001 par value, no shares authorized, issued and outstanding at June 30, 2013 and 5,000 authorized, no shares issued and outstanding at June 30, 2014	—	—
Additional paid-in capital	437	125,255
Accumulated deficit	(27,061)	(34,171)
Total stockholders’ equity (deficit)	(26,592)	$91,134
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$377,916	$528,151

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Years Ended June 30,
	2012	2013	2014
Revenues
Recurring fees	$51,211	$71,309	$100,362
Interest income on funds held for clients	1,263	1,459	1,582

Total recurring revenues	52,474	72,768	101,944
Implementation services and other	2,622	4,526	6,743

Total revenues	55,096	77,294	108,687
Cost of revenues
Recurring revenues	22,054	28,863	37,319
Implementation services and other	7,040	10,803	17,775

Total cost of revenues	29,094	39,666	55,094

Gross profit	26,002	37,628	53,593
Operating expenses
Sales and marketing	12,828	18,693	28,276
Research and development	1,788	6,825	10,355
General and administrative	8,618	12,079	21,980

Total operating expenses	23,234	37,597	60,611

Operating income (loss)	2,768	31	(7,018)
Other income (expense)	(196)	(16)	163

Income (loss) before income taxes	2,572	15	(6,855)
Income tax (benefit) expense	884	(602)	255

Net income (loss)	$1,688	$617	$(7,110)

Net income (loss) attributable to common stockholders	$998	$(2,291)	$(9,392)

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.07)	$(0.26)
Diluted	$0.02	$(0.07)	$(0.26)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	43,873	31,988	36,707
Diluted	44,317	31,988	36,707

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
	Preferred— Series A		Preferred— Series B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2011	9,500	$9,339	—	$—	37,539	$38	$4,304	$(6,596)	$(2,254)
Stock-based compensation expense	—	—	—	—	—	—	203	—	203
Stock options exercised	—	—	—	—	67	—	88	—	88
Issuance of Preferred Series B Shares	—	—	8,400	27,234	—	—	—	—	—
Redemption of Common Stock	—	—	—	—	(5,618)	(6)	(4,595)	(22,770)	(27,371)
Net income	—	—	—	—	—	—	—	1,688	1,688
Balances at June 30, 2012	9,500	9,339	8,400	27,234	31,988	32	—	(27,678)	(27,646)
Stock-based compensation expense	—	—	—	—	—	—	523	—	523
Stock options exercised	—	—	—	—	33	—	76	—	76
Redemption of Common Stock	—	—	—	—	(33)	—	(162)	—	(162)
Net income	—	—	—	—	—	—	—	617	617
Balances at June 30, 2013	9,500	$9,339	8,400	$27,234	31,988	$32	$437	$(27,061)	$(26,592)
Initial public offering, net of issuance costs	—	—	—	—	5,367	6	81,921	—	81,927
Conversion of redeemable convertible preferred stock	(9,500)	(9,339)	(8,400)	(27,234)	11,933	12	36,561	—	36,573
Capital contribution	—	—	—	—	—	—	1,052	—	1,052
Vesting of restricted shares	—	—	—	—	276	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,284	—	5,284
Net loss	—	—	—	—	—	—	—	(7,110)	(7,110)
Balances at June 30, 2014	—	$—	—	$—	49,564	$50	$125,255	$(34, 171)	$91,134

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2012	2013	2014
Cash flows provided by operating activities:

Net income (loss)	$1,688	$617	$(7,110)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	203	523	4,929
Depreciation and amortization	4,624	5,571	6,336
Deferred income tax (benefit) expense	838	(822)	341
Provision for doubtful accounts	60	60	62
Loss on disposal of equipment	—	—	98
Changes in operating assets and liabilities:
Accounts receivable	287	(295)	(78)
Prepaid expenses	(247)	(1,061)	(1,132)
Trade accounts payable	102	138	465
Accrued expenses	1,009	1,497	3,288
Net cash provided by operating activities	8,564	6,228	7,199

Cash flows from investing activities:
Capitalized internally developed software costs	(3,716)	(1,967)	(4,349)
Purchases of property and equipment	(3,446)	(3,987)	(6,667)
Payments for acquisition	—	—	(6,450)
Net change in funds held for clients	35,724	(92,650)	(61,356)
Net cash provided by (used in) investing activities	28,562	(98,604)	(78,822)

Cash flows from financing activities:
Net change in client funds obligation	(35,724)	92,650	61,356
Principal payments on long-term debt	(312)	(1,625)	(1,563)
Proceeds from initial public offering, net of issuance costs	—	—	82,032
Capital contribution	—	—	1,052
Proceeds from issuance of Redeemable Convertible Preferred Series B Shares	27,234	—	—
Proceeds from exercise of stock options	88	76	—
Payments for redemption of Common Shares	(27,371)	(162)	—
Net cash (used in) provided by financing activities	(36,085)	90,939	142,877
Net Change in Cash and Cash Equivalents	1,041	(1,437)	71,254
Cash and Cash Equivalents—Beginning of Year	7,990	9,031	7,594
Cash and Cash Equivalents—End of Year	$9,031	$7,594	$78,848
Supplemental Disclosure of Non-Cash Investing and Financing Activities

Build-out allowance received from landlord	$333	$325	$1,162
Purchase of property and equipment, accrued but not paid	$392	$27	$896
Unpaid initial offering costs	—	—	$75
Supplemental disclosure of cash flow information
Cash paid for income taxes	$7	$69	$106
Cash paid for interest	$161	$385	$70

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Notes to the Consolidated Financial Statements

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

The Company was formed on November 6, 2013 at which time Paylocity Corporation became a wholly-owned subsidiary resulting in the inclusion of Paylocity Corporation in the consolidated financial statements of Paylocity Holding Corporation. All holders of Paylocity Corporation equity instruments at the time were issued Paylocity Holding Corporation equity instruments with identical rights and obligations in exchange for their Paylocity Corporation equity instruments. Upon the completion of these transactions, Paylocity Holding Corporation became the sole stockholder of Paylocity Corporation.

In March 2014, the Company amended its Certificate of Incorporation to execute a reverse three for two stock split on its common stock.  All share and per share amounts in the Company’s audited consolidated financial statements and notes to the financial statement reflect the impact of this change on the number of shares authorized, issued, and outstanding and earnings per share.

Initial Public Offering

In March 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 5,367 shares of common stock and existing shareholders sold 2,735 shares of common stock at a public offering price of $17 per share.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.  The Company received net proceeds of $81,927 after deducting underwriting discounts and commissions of $6,387 and other offering expenses of $2,925.  Upon the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into 11,933 shares of its $0.001 par value common stock.

In connection with the IPO, in March 2014, the Company amended its Certificate of Incorporation to increase the number of authorized common stock to 155,000 and reduce the number of authorized preferred stock to 5,000.

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation, Consolidation, and Use of Estimates

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, software developed for internal use, valuation and useful lives of long-lived assets, definite-lived intangibles, goodwill, stock-based compensation, valuation of net deferred income tax assets and the best estimate of selling price for revenue recognition purposes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

The consolidated financial statements reflect the financial position and operating results of Paylocity Holding Corporation and include its wholly-owned subsidiary Paylocity Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

(b) Concentrations of Risk

The Company regularly maintains cash balances that exceed Federal Depository Insurance Corporation limits. No individual client represents 10% or more of total revenues. For all periods presented, 100% of total revenues were generated by clients in the United States.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows. The Company maintains an allowance for doubtful accounts reflecting estimated potential losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2012	2013	2014
Balance at the beginning of the year	$80	$114	$118
Charged to expense	60	60	62
Write-offs	(26)	(56)	(54)
Balance at the end of the year	$114	$118	$126

(e) Prepaid expenses and other assets

Prepaid expenses and other current assets consist of office space security deposits, deposits with vendors, prepaid licensing fees, supplies, and time clocks available for sale or lease.

(f) Property and Equipment and Long-Lived Assets

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years for most classes of assets, or over the term of the related lease for leasehold improvements.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(g) Internal-Use Software

The Company applies ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Software development costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects.

Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful lives, generally 18 to 24 months, depending on the expected life of the application enhancement. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

(h) Goodwill and other intangible assets, net of accumulated amortization

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  As described in Note 5, the Company has recorded goodwill in connection with the acquisition of BFKMS, Inc. Goodwill is not amortized, but instead is tested for impairment at least annually. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If it is the case that the estimated fair value of a reporting unit is less than its carrying amount, including goodwill, the two-step goodwill impairment test is required.  Otherwise no further analysis is required.

If the two-step goodwill impairment test is required, first the fair value of the reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test.  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

The Company will perform its annual impairment review of goodwill in its fiscal fourth quarter and when a triggering event occurs between annual impairment tests.  However, given that the Company did not have recorded goodwill until its fiscal fourth quarter of 2014, no impairment tests were required to be completed.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over an accelerated nine year time frame, while the non-solicitation agreement uses the straight-line method of amortization over the three year life of the agreement. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

(i) Deferred Rent

The Company has operating lease agreements for its office space, which contain provisions for future rent increases, periods of rent abatement and build-out allowances. The Company records monthly rent expense for each lease equal to the total payments due over the lease term, divided by the number of months of the lease term. Build-out allowances are recorded as part of leasehold improvements and the incentive is amortized over the lease term against depreciation. The difference between recorded rent expense and the amount paid is reflected as “Deferred Rent” in the accompanying balance sheets.

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Accordingly, the impact of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, on deferred tax assets and liabilities and current taxes for the last six months of the fiscal year ended June 30, 2012 was recognized in the year ended June 30, 2013. Research and development tax credits are recognized using the flow-through method in the year the credit arises.

Valuation allowances are provided when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company is required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items, in determining whether a full or partial release of its valuation allowance is required. The Company is also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties as an element of income tax expense.

(k) Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25, Revenue Recognition—Multiple Element Arrangements, Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and Staff Accounting Bulletin 104, Revenue Recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

The Company derives its revenue predominantly from recurring fees and non-recurring service fees. Recurring fees are collected under agreements for payroll, timekeeping, HR-related cloud-based computing services and monthly time clock rentals, all of which are generally cancellable by the client on 60 days’ notice or less. Non-recurring service fees consist mainly of implementation and custom reporting services. Such fees are billed to clients and revenue is recorded upon completion of the service. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

Interest income collected on funds held for clients is recognized in recurring revenues when earned as the collection, holding and remittance of these funds are critical components of providing these services.

Most multiple-element arrangements include a short implementation services phase which involves establishing the client within and loading data into the Company’s cloud-based applications. Such activities are performed by either the Company or a third party vendor. Major recurring fees included in multiple-element arrangements include:

•                   Payroll processing and related services, including payroll reporting and tax filing services delivered on a weekly, biweekly, semi-monthly, or monthly basis depending upon the payroll frequency of the client and on an annual basis if a client selects W-2 preparation and processing services,

•                   Time and attendance reporting services, including time clock rentals, delivered on a monthly basis, and

•                   Cloud-based HR software solutions, including employee administration and benefits enrollment and administration, delivered on a monthly basis.

For each agreement, the Company evaluates whether the individual deliverables qualify as separate units of accounting. If one or more of the deliverables does not have standalone value upon delivery, which is typical of the payroll and human capital management (“HCM”) services our customers contract for, the deliverables that do not have standalone value are generally combined and treated as a single unit of accounting by frequency of occurrence for the product category involved such as biweekly payroll or monthly timekeeping services. Revenues for arrangements treated as a single unit of accounting are generally recognized within the same month that the services are rendered given that the agreements are cancellable with 60 days’ or less notice.

In determining whether implementation services can be accounted for separately from recurring revenues, the Company considers the nature of the implementation services and the availability of the implementation services from other vendors. The Company was able to establish standalone value for implementation activities based on the activity of third-party vendors that perform these services and accounts for such implementation services separate from the recurring revenues.

If the recurring services have standalone value upon delivery, the Company accounts for each separately and revenues are recognized as services are delivered with allocation of consideration based on the relative selling price method as established in ASU 2009-13. That method requires the selling price of each element in a multiple-deliverable arrangement to be based on, in descending order: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of fair value (“TPE”) or (iii) management’s best estimate of the selling price (“BESP”).

The Company is not able to establish VSOE because the deliverables are sold across an insufficiently narrow range of prices on a stand-alone basis and is also not able to establish TPE because no third-party offerings are reasonably comparable to the Company’s offerings. The Company thus established its BESP by service offering, requiring the use of significant estimates and judgment. The Company considers numerous factors, including the nature of the deliverables themselves; the geography of the sale; and pricing and discounting practices utilized by the Company’s sales force. Arrangement consideration is allocated to each deliverable based on the established BESP and subject to the limitation that because the arrangements are cancellable with 60 days’ or less notice, recurring revenue is not allocated to any deliverable until the consideration has been earned, typically with each payroll cycle or monthly, depending on the service.

Revenues generated from sales through partners or utilizing partner services are recognized in accordance with the appropriate accounting guidance of Accounting Standards Codification 605-45, Principal Agent Considerations. The Company reports revenue generated through partners or utilizing partner services at the gross amount billed to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged and (iii) the Company bears the credit risk in the transaction.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

(l) Cost of Revenues

Cost of revenues consists primarily of the cost of recurring revenues and implementation services which are expensed when incurred. Cost of revenues for recurring revenues consists primarily of costs to provide recurring services and support to our clients, and includes amortization of capitalized software. Cost of revenues for implementation services and other consists primarily of costs to provide implementation services and costs related to sales of payroll-related forms and time clocks.

(m) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $32, $27 and $24 for the years ended June 30, 2012, 2013 and 2014, respectively.

(n) Equity Incentive Plan

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model and periodically updates the assumed forfeiture rates for actual experience over their vesting terms.

Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows. The total excess income tax benefits recognized for stock-based compensation arrangements was $206 and $63 for the years ended June 30, 2012 and 2013, respectively.  There were no excess income tax benefits recognized for stock-based compensation arrangements for the year ended June 30, 2014.

(o) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(p) Segment Information

The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single cloud-based software solution reporting segment.

(q) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The Company is currently evaluating which adoption method it will use. Early application is not permitted. The Company plans on adopting ASU 2014-09 beginning July 1, 2017 and is currently assessing the potential effects of these changes to its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Funds Held for Clients and Client Fund Obligations

The Company obtains funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients represent assets that are used solely for the purposes of satisfying the obligations to remit funds relating to payroll and payroll tax filling services. Funds held for clients are held in demand deposit and money market accounts at major financial institutions. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client fund obligations.

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded in the accompanying balance sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.

(4) Fair Value Measures

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2013 and 2014 based upon the short-term nature of the assets and liabilities.

(5) Business Combinations

On May 23, 2014, the Company closed on the acquisition of certain assets sufficient to sell the Company’s products in the Southern California marketplace of one of its resellers described in Note 16, BFKMS Inc., as part of the Company’s long term strategy of simplifying its sales channels. The total consideration, all to be paid in cash, was $9,435 of which $6,450 has been paid as of June 30, 2014. Of the remaining amount, $2,385 was paid in July 2014 with two further payments due in November 2014 and February 2015 or upon settlement of any indemnification related issues, totaling $600. The following table summarizes the provisional fair value of the assets acquired at the date of acquisition:

At May 23, 2014
Intangible assets	$6,400
Goodwill	3,035
Total purchase price	$9,435

The Company recorded the acquisition using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition. The $6,400 of amortizable intangible assets consists of $6,180 in client relationships and $220 in a non-solicitation agreement. The fair value of the client relationships has been estimated using the excess earnings method, a form of the income approach, and cash flow projections. The non-solicitation agreement has been estimated using an avoided loss of income method, which is a form of the income approach.  Goodwill will be amortized over a period of 15 years for income tax purposes.  The total purchase price and allocation of the purchase price to assets acquired are provisional pending conclusion of the indemnification period and receipt of the final valuation report from a third party valuation expert.

The balance of the acquired intangibles, net of amortization, is stated separately on the consolidated balance sheet. Direct costs related to the acquisition were recorded as general and administrative expense as incurred.

(6) Software Developed for Internal Use

Capitalized software and accumulated amortization were as follows:

	Year ended June 30,
	2013	2014
Internally developed software	$15,189	$19,863
Accumulated amortization	(12,575)	(14,770)
Capitalized software, net	$2,614	$5,093

There were no impairments to software developed for internal use in any of the periods covered in these financial statements. Amortization of capitalized internal-use software costs amounted to $2,727, $3,067 and $2,195 for the years ended June 30, 2012, 2013 and 2014, respectively and is included in Cost of Revenues—Recurring Revenues.

(7) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2013	2014
Office equipment	$1,350	$1,449
Computer equipment	4,665	7,726
Furniture and fixtures	1,433	2,317
Automobiles	36	—
Software	3,791	4,963
Leasehold improvements	3,917	6,059
Time clocks rented by clients	1,649	2,360
	16,841	24,874
Accumulated depreciation and amortization	(8,255)	(11,749)
Property and equipment, net	$8,586	$13,125

There were no impairments to property and equipment in any of the periods covered in these financial statements.  Depreciation expense amounted to $1,897, $2,504 and $4,061, for the years ended June 30, 2012, 2013 and 2014, respectively.

(8) Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are not amortized, but rather tested for impairment at least annually.  Identifiable intangible assets acquired in business combinations are recorded based on fair value at the date of acquisition and amortized over their estimated useful lives.  See Note 5 for further information regarding the acquisition completed in 2014.

The Company had $0 and $3,035 of goodwill recorded as of June 30, 2013 and 2014 respectively.

The Company’s amortizable intangible assets, before amortization expense, have estimated useful lives as follows:

	As of June 30, 2014	Weighted Average Useful Life
Client relationships	$6,180	9 years
Non-solicitation agreement	220	3 years
Total	6,400
Accumulated amortization	(80)
Intangible assets, net	$6,320

There was no amortization expense for acquired intangible assets for the years ended June 30, 2012 and 2013.  Amortization expense for acquired intangible assets was $80 for the year ended June 30, 2014.  Future amortization expense for acquired intangible is as follows, as of June 30, 2014:

Year ending June 30:
2015	$760
2016	760
2017	752
2018	687
2019	687
Thereafter	2,674
Total	$6,320

(9) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2013	2014
Accrued payroll and personnel costs	$5,549	$8,781
Reseller fees	259	6
Current portion of deferred rent	230	577
Other	756	1,380
Total Accrued Expenses	$6,794	$10,744

(10) Leases

The Company leases office space in Illinois, California, Florida and New York under non-cancelable operating leases expiring on various dates from August 2014 through July 2022. The leases provide for increasing annual base rents and oblige the Company to fund proportionate share of operating expenses and, in certain cases, real estate taxes.

In July 2013, the Company leased sales office space in New York, New York, commencing in the first fiscal quarter of 2014. The Company extended this lease in the fourth fiscal quarter of 2014 through June 2015.

In June 2014, the Company leased approximately 6,000 square feet of additional office space at its headquarters in Arlington Heights, Illinois commencing in the third fiscal quarter of 2015 through July 2022. The lease calls for a phase of construction build-out with leasehold improvements to be amortized over the life of the lease. Upon the completion of the project, the Company receives a seven month rent holiday.

The Company leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from June 2015 through May 2019.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases, including amortization of leasehold improvements, was $1,519, $2,347 and $3,035 for the years ended June 30, 2012, 2013 and 2014, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2013 are:

Year ending June 30:
2015	$3,353
2016	3.549
2017	3,200
2018	3,117
2019	2,494
Later years, through 2023	1,637
Total minimum lease payments	$17,350

(11) Line of Credit and Long-Term Debt

The Company maintained a line of credit agreement with a bank. Under this agreement, the Company had access of up to $2,500 of which $166 was earmarked for a letter of credit. Interest was payable monthly at the bank’s base rate (3.25% at June 30, 2013) plus 1.50%, with a floor of 5.50%. A commitment fee on the average daily undisbursed amount was assessed quarterly at a rate of 0.375% per anum. The line of credit was collateralized by all of the Company’s assets and a personal guarantee of a Company stockholder and was cross-collateralized to the Company’s note payable—bank (see below). The line of credit was due to expire on December 31, 2013, but it was increased to $3,500 and extended until December 31, 2015. The Company terminated the line of credit on March 31, 2014. There were no outstanding borrowings under this line of credit as of June 30, 2013.

Long-term debt at June 30, 2013 and 2014 consisted of the following:

	Year ended June 30,
	2013	2014

Note payable—bank	$1,563	—
Note payable—related parties	—	—
Total long-term debt	1,563	—
Less current installments	625	—
Long-term debt, excluding current installments	$938	—

The note payable—bank agreement called for payments of interest payable monthly at 6.50% with monthly principal payments in the amount of $52 commencing January 31, 2012 through maturity. The note was collateralized by substantially all of the Company assets and a personal guarantee of a Company stockholder. The note was cross-collateralized to the line of credit. The note was subject to certain prepayment penalties, as defined in the agreement. The Company repaid this note on March 31, 2014 as part of its intended use of IPO proceeds, and no prepayment penalties were assessed in accordance with the terms of the agreement.  Interest expense related to this agreement was $175, $123 and $67 for the three years ended June 30, 2012, 2013 and 2014, respectfully.

In accordance with the terms of the line of credit and note payable—bank agreements, the Company was required to comply with certain financial and non-financial covenants. The Company was in compliance with all covenants for the year ended June 30, 2013.

The notes payable—related parties bore interest at 8.00%. Principal and interest were paid in full in March of 2013. The notes were unsecured and were subordinated to the line of credit and note payable—bank. Interest expense on these notes was $87 and $69 for the years ended June 30, 2012 and 2013, respectively.

(12) Income Taxes

(a) Income Taxes

Income tax (benefit) expense for the years ended June 30, 2012, 2013 and 2014 consists of the following:

	Year ended June 30,
	2012	2013	2014
Current taxes
U.S. federal	$12	$126	$(125)
State and local	34	94	39
Deferred taxes:
U.S. federal	738	(516)	160
State and local	100	(306)	181
Total income tax (benefit) expense	$884	$(602)	$255

(b) Tax Rate Reconciliation

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	Year ended June 30,
	2012	2013	2014
Income tax provision at statutory federal rate	$875	$6	$(2,331)
Increase (reduction) in income taxes resulting from:
Research and development credit, net of federal income tax benefit	(173)	(650)	(189)
Non-deductible expenses	25	53	284
Change in valuation allowance	—	—	2,878
State and local income taxes, net of federal income tax benefit	157	(11)	(387)
	$884	$(602)	$255

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2013 and 2014 are presented below.

	Year ended June 30,
	2013	2014
Deferred tax assets:
Deferred rent	$438	$569
Allowance for doubtful accounts	46	48
Accrued expenses	583	761
Stock-based compensation	333	2,149
Net operating loss carryforwards	359	1,641
Research and development credit	832	1,116
AMT Credits	138	11
Intangible assets	—	5
Total deferred tax assets	2,729	6,300
Valuation allowance	—	(2,878)
Net deferred tax assets	2,729	3,422
Deferred tax liabilities:
Research and development costs	(1,024)	(1,950)
Prepaid expenses	(66)	(74)
Depreciation	(1,306)	(1,406)
Total deferred liabilities	(2,396)	(3,430)
Net deferred tax asset (liability)	$333	$(8)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Taxable income (loss) for the years ended June 30, 2012, 2013 and 2014 was approximately $842, $1,941 and $(3,817), respectively, prior to utilization or establishment of net operating loss carryforwards. Based upon the same three year period pre-tax book income, the Company is in a three-year cumulative loss position. As a result of this and other assessments in the year ended June 30, 2014, management concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

At June 30, 2014, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $3,967 which are available to offset future Federal taxable income, if any, through 2034, excluding excess tax benefits from stock option exercises of approximately $331 which will be credited to additional paid-in capital when realized. The Company also has gross federal and state research and development tax credit carryforwards of approximately $1,116 which expire between 2017 and 2034. In addition, the Company has alternative minimum tax credit carryforwards of approximately $11, which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

The Company had no unrecognized tax benefits as of June 30, 2012, 2013 and 2014, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company’s tax years ended June 30, 2008 to June 30, 2014 remain open for federal purposes. The Company’s tax returns filed in states in which it is required to do so remain open for a range of tax years including those ended June 30, 2008 to June 30, 2014 depending upon the jurisdiction and the applicable statute of limitations.

(13) Stockholders’ Equity (Deficit)

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock was subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.

(14) Redeemable Convertible Preferred Stock

Prior to its IPO, the Company had two series of Redeemable Convertible Preferred Stock, Series A and Series B.

Upon the closing of the IPO, the Series A and Series B Redeemable Convertible Preferred Stock automatically converted into 11,933 shares of the Company’s $0.001 par value common stock.

(15) Benefit Plans

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

Under the 2008 and 2014 Plans, the exercise price of each option is not less than the fair value of a share of common stock on the grant date. As of June 30, 2014, the Company had 2,581 shares allocated to the 2014 Plan, but not yet issued or subject to outstanding options or awards.  Generally, the Company issues previously unissued shares for the exercise of stock options; however, previously acquired shares may be reissued to satisfy future issuances.  The options typically vest ratably over a three or four year period and expire 10 years from the grant date.  Compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule.

Stock-based compensation expense related to stock options and the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is included in the following line items in the accompanying audited consolidated statements of operations:

	Year ended June 30,
	2012	2013	2014
Cost of revenue - recurring	$—	$—	$496
Cost of revenue – non-recurring	—	—	424
Sales and marketing	—	—	765
Research and development	—	—	615
General and administrative	203	523	2,629
Total stock-based compensation	$203	$523	$4,929

In addition, the Company capitalized $325 of stock compensation costs in its internal use software in the year ended June 30, 2014.  No such amounts were capitalized in internal use software in years ended June 30, 2012 and 2013.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended June 30:

	Year ended June 30,
	2012	2013	2014
Valuation assumptions:
Expected dividend yield	N/A—no grants	0%	0%
Expected volatility	N/A—no grants	30.7%	29.5% - 44.5%
Expected term (years)	N/A—no grants	4.0	4.0 - 6.0
Risk-free interest rate	N/A—no grants	0.61%	0.52% - 1.94%

Stock option activity during the periods indicated is as follows:

		Outstanding Options
	Shares Available for Grant	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at June 30, 2013	812	1,859	$3.25	8.22	$7,028
Additional shares authorized, net	4,406	—
RSU’s granted	(108)	—
Options granted	(2,582)	2,582	15.01	9.58
Options forfeited	53	(53)	17.00	—
Exercised	—	—	—	—
Balance at June 30, 2014	2,581	4,388	$10.00	8.58	$51,017
Options exercisable at June 30, 2014		1,083	$2.29	6.65	$20,947
Options vested and expected to vest at June 30, 2014		3,853	$10.17	8.53	$44,162

The weighted average grant date fair value of options granted during the years ended June 30, 2013 and 2014 was $1.22 and $6.39, respectively. There were no options granted in fiscal 2012.  The total intrinsic value of options exercised during the years ended June 30, 2012 and 2013 was $241 and $87, respectively.  There were no options exercised in the year ended June 30, 2014.

The Company may also grant RSAs and RSUs under the Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. Prior to the IPO, the Company had 269 RSAs outstanding to certain employees.  The RSAs vested and were issued as common shares as a result of the satisfaction of the vesting criteria upon the completion of the IPO in March 2014 at which time the Company recorded compensation expense in the amount of $351 which is included in the compensation expense recognition table above.  Concurrent with the IPO in March 2014, the Company granted 108 RSUs primarily to certain employees and members of its Board of Directors of which 93 vest over a period of six months commencing on the date of the IPO, 6 vested immediately, 4 vest one year from the date of the IPO, and 5 vest two years from the date of the IPO.  Compensation expense related to these newly issued RSUs is reflected in general and administrative expense, included in the compensation expense table above, is based on the fair value of the instruments on the date of grant and is recognized in the period between the date of grant and the date of vesting as the vesting is based on the passage of time.  In addition, approximately 2 of the 6 RSUs that vested immediately were issued to consultants that provided professional services directly related to the IPO and, thus, the Company recognized the $30 cost associated with those RSUs as an offering cost offsetting the net proceeds from the IPO.

At June 30, 2014, there was $11,231 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option and restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.62 years.

(b) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were approximately $514, $720 and $1,122 for the years ended June 30, 2012, 2013 and 2014, respectively.

(16) Commitments and Contingencies

(a) Employment Agreements

The Company has employment agreements with certain of its key officers. The agreements allow for minimum annual compensation increases, participation in equity incentive plans and bonuses for annual performance as well as certain change of control events as defined in the agreements.

(b) Litigation

From time to time, the Company is subject to litigation arising in the ordinary course of business. Many of these proceedings are covered in whole or in part by insurance. In the opinion of the Company’s management, the ultimate disposition of any matters currently outstanding or threatened will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

(c) Reseller Agreements

The Company had agreements with two resellers, one of which was terminated in March 2014. The initial term of the first reseller agreement commenced in February 2007 and was set to expire in February 2016 unless renewed. The initial term of the second reseller agreement commenced in June 2009 and is set to expire in June 2016 unless renewed. Each of the Company’s reseller agreements provides that the Company is required upon a termination of the agreement to acquire the assets of the reseller.

The first reseller agreement provided that either party may terminate the agreement by electing not to renew the agreement beyond its original term. The Company, but not the reseller, also had the right to terminate the agreement at any time following the completion of an initial public offering by the Company. The Company exercised its right to terminate the agreement in April 2014 and closed on the purchase of the reseller’s client base in May 2014. See Note 5 for further information.  The Company paid the first reseller $1,693, $2,377 and $2,495 during fiscal years 2012, 2013 and 2014, respectively.

The second reseller agreement provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. The Company amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by the Company or (ii) December 31, 2014. In addition, the Company, but not the reseller, now has the right to terminate the agreement at any time after the date that is six months following the completion of an initial public offering by the Company. If a termination were to occur, the purchase price of the resellers assets to be acquired would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. The Company paid the second reseller $1,324, $1,783 and $2,081 during fiscal years 2012, 2013 and 2014, respectively.

(17) Earnings Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year ended June 30,
	2012	2013	2014
Basic net income (loss) per share:
Numerator:
Net Income (Loss)	$1,688	$617	$(7,110)
Less: Preferred dividend rights attributable to participating securities	(690)	(2,908)	(2,282)
Net income (loss) attributable to common stockholders	$998	$(2,291)	$(9,392)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic (in thousands)	43,873	31,988	36,707
Weighted-average effect of potentially dilutive shares:
Employee stock options (in thousands)	444	—	—
Diluted (in thousands)	44,317	31,988	36,707
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.07)	$(0.26)
Diluted	$0.02	$(0.07)	$(0.26)

The following table summarizes the outstanding employee stock options, restricted stock units, and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30, 2014
	2012	2013	2014

Redeemable convertible preferred stock	—	11,933	—
Restricted stock units	—	—	102
Employee stock options	—	1,859	4,388
Total	—	13,792	4,490

Restricted Stock Awards were excluded from both basic and diluted earnings per share calculations for the years ended June 30, 2012 and 2013 as the vesting conditions had not been met.

(18) Related Party Transactions

Blue Marble

The Company entered into a Memorandum of Understanding (“Memorandum”) and a Non-Competition and Non-Solicitation Agreement (“Non-Compete”) with its Chairman Steve Sarowitz and Blue Marble, a separate legal entity owned by Mr. Sarowitz, in June 2014.

As stipulated in the Memorandum, Mr. Sarowitz resigned as an employee of Paylocity but continues to serve the Company as the non-executive Chairman of the board of directors.  The Memorandum establishes the ongoing market based terms between the Company and Blue Marble for services provided to or on behalf of each other.  In addition, Paylocity obtained a right of first refusal on the sale of Blue Marble, an option exercisable starting three years from the date of the Memorandum to purchase Blue Marble, and the right of first refusal to purchase any acquisition target of Blue Marble outside the United States of America, all at fair market value.  The Memorandum requires Blue Marble to obtain written consent from Paylocity should Blue Marble intend to acquire an entity that provides or partners with other service providers to provide products and services to clients located in the United States of America.  The Company provides no management guidance to the entity, has no equity interest in the entity, no obligation or intention to fund any of the entity’s operational shortfalls, and no right to any operational surpluses generated by the entity.

The Non-Compete agreement outlines the permissible activities and ongoing responsibilities of Mr. Sarowitz and Blue Marble including an obligation not to compete with services offered by Paylocity and an obligation not to solicit employees of Paylocity.

Elite Sales

The Company purchased sales leads from an entity owned by one of the stockholders in the amount of approximately $404, $893 and $231 for the years ended June 30, 2012, 2013 and 2014, respectively. The Company provided no management guidance to the entity and had no equity interest in the entity, had no obligation or intention to fund any of the entity’s operational shortfalls, and had no right to any operational surpluses generated by the entity. Accounts payable to this entity were approximately $65 and $0 as of June 30, 2013 and 2014, respectively. On October 14, 2013, the Company hired substantially all of the employees of the sales lead generation entity described above.

Principal Stockholder Contribution for Cash Bonuses

In May 2014, the Company’s Chairman paid approximately $1,052 to the Company for the express purpose of paying a cash bonus to long-term employees in recognition of their past service.  The Company recorded a capital contribution to additional paid-in capital for the amount received from the Chairman and compensation expense for the amount paid to employees, accordingly.  The Company paid the employer portion of employment taxes and will receive any income tax related benefits from the payments to employees and resulting taxes.

(19) Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 22, 2014, the date at which the financial statements were available to be issued.

In August 2014, the Board of Directors granted restricted stock units for 340,875 shares of common stock which vest annually over four years and stock options to purchase 321,700 shares of commons stock at a weighted-average exercise price of $24.80 per share which vest over four years.

(20) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended June 30, 2013 and 2014.

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Consolidated States of Operations Data
Revenues	$15,826	$17,200	$24,006	$20,262
Gross profit	$7,307	$7,663	$13,272	$9,386
Operating income (loss)	$(616)	$(1,088)	$2,604	$(869)
Net income (loss)	$(405)	$(627)	$2,021	$(372)
Net income (loss) per share attributable to common stockholders, basic and diluted:	$(0.04)	$(0.04)	$0.03	$(0.03)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	31,988	31,988	43,921	31,988
Diluted	31,988	31,988	44,407	31,988

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Consolidated States of Operations Data
Revenues	$22,369	$23,905	$33,766	$28,647
Gross profit	$10,622	$10,587	$18,841	$13,543
Operating income (loss)	$(434)	$(2,411)	$2,133	$(6,306)
Net income (loss)	$(44)	$(1,512)	$1,150	$(6,704)
Net income (loss) per share attributable to common stockholders, basic and diluted:	$(0.03)	$(0.07)	$0.01	(0.14)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	31,988	31,988	44,360	49,564
Diluted	31,988	31,988	44,870	49,564

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	333-193661	3.4	February 14, 2014

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.3.1	Revolving Line of Credit Note, dated March 9, 2011, payable to Commerce Bank & Trust Company.	S-1	333-193661	4.5.1	January 30, 2014

4.3.2	Allonge to Revolving Line of Credit Note, dated November 27, 2013.	S-1	333-193661	4.5.2	January 30, 2014

10.1	Loan and Security Agreement by and among Commerce Bank & Trust Company and Paylocity Corporation, dated May 5, 2009.	S-1	333-193661	10.1	January 30, 2014

10.1.1	First Amendment to Loan and Security Agreement, dated March 9, 2011.	S-1	333-193661	10.1.1	January 30, 2014

10.2	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.3†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.3.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.3.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.4†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.5†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.6†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.7	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.8.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.8.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries of the Registrant.	S-1	333-193661	21.1	January 30, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 54 to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*

XBRL(Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

†	Management contract, compensatory plan or arrangement.