Form 10-Q
period 2014-09-30
Paylocity Holding Corp
filed 2014-11-07
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,587,902 shares of Common Stock, $0.001 par value per share, as of November 3, 2014.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I

FINANCIAL INFORMATION

Item  1.                                Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	September 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$78,848	$72,843
Accounts receivable, net	756	799
Prepaid expenses and other	2,694	3,072
Deferred income tax assets, net	706	706

Total current assets before funds held for clients	83,004	77,420
Funds held for clients	417,261	432,225

Total current assets	500,265	509,645
Long-term prepaid expenses	313	303
Capitalized software, net	5,093	5,574
Property and equipment, net	13,125	14,038
Intangible assets, net	6,320	6,130
Goodwill	3,035	3,035

Total assets	$528,151	$538,725

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,133	$1,520
Taxes payable	5	10
Consideration related to acquisition	2,985	600
Accrued expenses	10,744	10,777

Total current liabilities before client fund obligations	15,867	12,907
Client fund obligations	417,261	432,225

Total current liabilities	433,128	445,132
Deferred rent	3,175	3,089
Deferred income tax liabilities, net	714	734

Total liabilities	$437,017	$448,955
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2014 and September 30, 2014	—	—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, and September 30, 2014, 49,564 shares issued and outstanding at June 30, 2014; and 49,577 shares issued and outstanding at September 30, 2014	50	50
Additional paid-in capital	125,255	128,766
Accumulated deficit	(34,171)	(39,046)
Total stockholders’ equity	$91,134	$89,770
Total liabilities and stockholders’ equity	$528,151	$538,725

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,
	2013	2014
Revenues:
Recurring fees	$20,738	$29,142
Interest income on funds held for clients	353	363

Total recurring revenues	21,091	29,505
Implementation services and other	1,278	1,604

Total revenues	22,369	31,109
Cost of revenues:
Recurring revenues	7,993	10,057
Implementation services and other	3,754	5,395

Total cost of revenues	11,747	15,452
Gross profit	10,622	15,657
Operating expenses:
Sales and marketing	5,189	9,078
Research and development	1,956	4,027
General and administrative	3,911	7,448

Total operating expenses	11,056	20,553
Operating loss	(434)	(4,896)
Other income (expense)	28	49

Loss before income taxes	(406)	(4,847)
Income tax (benefit) expense	(362)	28

Net loss	$(44)	$(4,875)

Net loss attributable to common stockholders	$(825)	$(4,875)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.10)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,988	49,566

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2014	49,564	$50	$125,255	$(34,171)	$91,134
Stock-based compensation expense	—	—	3,445	—	3,445
Stock options exercised	13	—	66	—	66
Net loss	—	—	—	(4,875)	(4,875)
Balances at September 30, 2014	49,577	$50	$128,766	$(39, 046)	$89,770

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2013	2014
Cash flows provided by operating activities:

Net loss	$(44)	$(4,875)
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation	181	3,283
Depreciation and amortization	1,391	1,931
Deferred income tax (benefit) expense	(361)	20
Provision for doubtful accounts	15	42
Loss on disposal of equipment	—	30
Changes in operating assets and liabilities:
Accounts receivable	(94)	(85)
Prepaid expenses	(695)	(368)
Trade accounts payable	172	(245)
Accrued expenses	(267)	67
Net cash provided by (used in) operating activities	298	(200)

Cash flows from investing activities:
Capitalized internally developed software costs	(1,024)	(912)
Purchases of property and equipment	(1,412)	(2,499)
Payments for acquisition	—	(2,385)
Net change in funds held for clients	64,346	(14,964)
Net cash provided by (used in) investing activities	61,910	(20,760)

Cash flows from financing activities:
Net change in client funds obligation	(64,346)	14,964
Payments on initial public offering costs	—	(75)
Proceeds from exercise of stock options	—	66
Principal payments on long-term debt	(157)	—
Net cash (used in) provided by financing activities	(64,503)	14,955
Net Change in Cash and Cash Equivalents	(2,295)	(6,005)
Cash and Cash Equivalents—Beginning of Year	7,594	78,848
Cash and Cash Equivalents—End of Year	$5,299	$72,843
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment, accrued but not paid	$70	$488
Supplemental disclosure of cash flow information
Cash paid for income taxes	$195	$2
Cash paid for interest	$25	—

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Notes to the Unaudited Consolidated Financial Statements

(all amounts in thousands, except per share data)

(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”), through its wholly owned subsidiary, Paylocity Corporation, is a cloud-based provider of payroll and human capital management software solutions for medium-sized organizations. Services are provided in a Software-as-a-Service (“SaaS”) delivery model utilizing the Company’s cloud-based platform. Payroll services include collection, remittance and reporting of payroll liabilities to the appropriate federal, state and local authorities.

(2) Summary of Significant Accounting Policies

(a) Consolidation and Use of Estimates

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, software developed for internal use, valuation and useful lives of long-lived assets, definite-lived intangibles, goodwill, stock-based compensation, valuation of net deferred income tax assets and the best estimate of selling price for revenue recognition purposes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-month period ended September 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.

(c) Income Taxes

Differences in the normal relationship between the income tax expense (benefit) and pre-tax income (loss) materially result from the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

(d) Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, including those under the 2014 Employee Stock Purchase Plan (“ESPP”), are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model and periodically updates the assumed forfeiture rates for actual experience over the option vesting term or the term of the ESPP purchase period.

(e) Recently Issued Accounting Standards

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

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2014	$126
Charged to expense	42
Write-offs	(5)
Balance at September 30, 2014	$163

Capitalized software and accumulated amortization were as follows:

	June 30,	September 30,
	2014	2014
Internally developed software	$19,863	$20,937
Accumulated amortization	(14,770)	(15,363)
Capitalized software, net	$5,093	$5,574

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $605 and $593 for the three months ended September 30, 2013 and 2014, respectively.

Property and equipment consist of the following:

	June 30,	September 30,
	2014	2014
Office equipment	$1,449	$1,631
Computer equipment	7,726	9,310
Furniture and fixtures	2,317	2,357
Software	4,963	4,978
Leasehold improvements	6,059	6,106
Time clocks rented by clients	2,360	2,460
	24,874	26,842
Accumulated depreciation	(11,749)	(12,804)
Property and equipment, net	$13,125	$14,038

Depreciation expense amounted to $786 and $1,148 for the three months ended September 30, 2013 and 2014, respectively.

The components of accrued expenses were as follows:

	June 30,	September 30,
	2014	2014
Accrued payroll and personnel costs	$8,781	$8,756
Current portion of deferred rent	577	624
Other	1,386	1,397
Total accrued expenses	$10,744	$10,777

Intangible assets consist of the following:

	June 30, 2014	September 30, 2014	Weighted Average Useful Life
Client relationships	$6,180	$6,180	9 years
Non-solicitation agreement	220	220	3 years
Total	6,400	6,400
Accumulated amortization	(80)	(270)
Intangible assets, net	$6,320	$6,130

There was no amortization expense for acquired intangible assets for the three months ended September 30, 2013.  Amortization expense for acquired intangible assets was $190 for the three months ended September 30, 2014.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and September 30, 2014 based upon the short-term nature of the assets and liabilities.

(5) Benefit Plans

(a) Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved 7,032 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 plan and permits the granting of options to purchase common stock and other equity incentives at the discretion the compensation committee of the Company’s board of directors. No new awards will be issued under the 2008 Plan as of the effective date of the 2014 Plan.  Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.

Under the 2008 and 2014 Plans, the exercise price of each option is not less than the fair value of a share of common stock on the grant date. As of September 30, 2014, the Company had 1,952 shares allocated to the 2014 Plan, but not yet issued or subject to outstanding options or awards.  Generally, the Company issues previously unissued shares for the exercise of stock options; however, previously acquired shares may be reissued to satisfy future issuances.  The options typically vest ratably over a three or four year period and expire 10 years from the grant date.  Compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule.

Stock-based compensation expense related to stock options and the vesting of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended September 30,
	2013	2014
Cost of revenue — recurring	$—	$348
Cost of revenue — non-recurring	—	291
Sales and marketing	—	884
Research and development	—	535
General and administrative	181	1,225
Total stock-based compensation	$181	$3,283

In addition, the Company capitalized $162 of stock compensation costs in its internal use software in the three month period ended September 30, 2014.  No such amounts were capitalized in internal use software in the three month period ended September 30, 2013.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three months ended September 30:

	Period ended September 30,
	2013	2014
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	29.5%	43.9%
Expected term (years)	4.0	6.25
Risk-free interest rate	0.5%	1.91%

The following table summarizes changes during the quarter in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2014	2,581
RSU’s granted	(379)
Options granted	(322)
Forfeitures	97
Shares removed	(25)
Available for grant at September 30, 2014	1,952

Shares removed represents forfeitures of grants made under the 2008 Plan. As noted above, no new awards will be issued under this plan.

The table below presents stock option activity during the three months ended September 30, 2014:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2014	4,388	$10.00	8.58	$51,017
Options granted	322	24.80
Options forfeited	(97)	14.29
Options exercised	(13)	4.87
Balance at September 30, 2014	4,600	$10.96	8.40	$41,628
Options exercisable at September 30, 2014	1,430	$3.11	6.79	$23,656
Options vested and expected to vest at September 30, 2014	4,358	$10.63	8.34	$40,770

The weighted average grant date fair value of options granted during the three-month periods ended September 30, 2013 and 2014 was $1.71, and $11.15, respectively.  The total intrinsic value of options exercised during the three month period ended September 30, 2014 was $224.  There were no options exercised in the three month period ended September 30, 2013. At September 30, 2014, there was $12,337 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.55 years.

The Company may also grant RSAs and RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. The following table represents restricted stock unit activity during the three months ended September 30, 2014:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2014	102	$17.00
RSUs granted	379	24.75
RSUs vested	—	—
RSUs cancelled/forfeited	(1)	17.00
RSU balance at September 30, 2014	480	$23.11
RSUs expected to vest at September 30, 2014	440	$22.96

At September 30, 2014, there was $7,818 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.20 years.

(b) Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (“ESPP”) was adopted by the Board of Directors and approved by the stockholders on February 6, 2014 and was effective upon completion of the Company’s initial public offering.

Under the Company’s ESPP, the Company can grant stock purchase rights to all eligible employees during specific offering periods not to exceed twenty-seven months.  Each offering period will begin on the first trading day on or after May 16 and November 16 of each year, effective after the first offering period after the Company’s initial public offering (“IPO”).  Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation for each purchase period, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date.  Participants may purchase up to $25 worth of common stock or 2 shares of common stock in any one year.  The ESPP is considered compensatory and results in compensation expense.

A total of one-million shares of common stock have been reserved for future issuance under the ESPP, none of which have been issued as of September, 2014 as the initial offering period has not been completed. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company commenced its initial post-IPO ESPP four month offering period on July 16, 2014.  The Company recorded compensation expense attributable to the ESPP of $130 for the three-month period ended September 30, 2014 which is included in the summary of stock-based compensation expense above.  The grant date fair value of the ESPP offering period was estimated using the following weighted average assumptions:

	Period ended September 30,
	2013	2014
Valuation assumptions:
Expected dividend yield	N/A	0%
Expected volatility	N/A	41.7%
Expected term (years)	N/A	0.3
Risk-free interest rate	N/A	0.04%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were approximately $248 and $382 for the three months ended September 30, 2013 and 2014.

(6) Commitments and Contingencies

Reseller Agreements

The Company had agreements with two organizations that sell the Company’s offerings and services in defined areas of the country. The Company exercised its right to terminate the first reseller agreement and acquired certain assets of the reseller in May 2014 as described in Note 5 of the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.  The Company paid the first reseller $614 during the three months ended September 30, 2013, under the reseller agreement and paid the first reseller $2,385 during the three months ended September 30, 2014 under the terms of the asset purchase agreement signed at closing in May 2014.

The initial term of the second reseller agreement commenced in June 2009 and is set to expire in June 2016 unless renewed or terminated.  The second reseller agreement provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. The Company amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by the Company or (ii) December 31, 2014. In addition, the Company, but not the reseller, has the right to terminate the agreement at any time. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. The Company paid the second reseller $492 and $635 during the three-month periods ended September 30, 2013 and 2014, respectively.

(7) Earnings Per Share

For the periods presented prior to the Company’s IPO, basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Concurrently with the closing of the Company’s IPO on March 24, 2014, all shares of outstanding Preferred Stock automatically converted into 11,933 shares of the Company’s common stock.  Following the date of the IPO, the two-class method was no longer required as the Company has one class of securities issued and outstanding.

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

Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Redeemable Convertible Preferred Stock cumulative dividends, between common stock and Redeemable Convertible Preferred Stock. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended September 30,
	2013	2014
Basic net loss per share:
Numerator:
Net Loss	$(44)	$(4,875)
Less: Preferred dividend rights attributable to participating securities	(781)	—
Net loss attributable to common stockholders	$(825)	$(4,875)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic (in thousands)	31,988	49,566
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units (in thousands)	—	—
Diluted (in thousands)	31,988	49,566

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.10)

The following table summarizes the outstanding employee stock options, restricted stock units, shares purchasable via the employee stock purchase plan as of the balance sheet date, and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended September 30,
	2013	2014

Redeemable convertible preferred stock	11,933	—
Restricted stock units	—	480
Employee stock purchase plan shares	—	27
Employee stock options	2,376	4,600
Total	14,309	5,107

RSAs were excluded from both basic and diluted earnings per share calculations for the three month period ended September 30, 2013 as the vesting conditions had not been met as of that date.

(8) Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated annual income tax rate.  The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The Company recorded income tax (benefit) expense of $(362) and $28 for the three month periods ended September 30, 2013 and 2014, respectively.  The Company’s effective rate for the three months ended September 30, 2013 differed from statutory rates primarily due to federal and state research and development credits and expenses not deductible for income tax reporting purposes.  The Company’s effective tax rate for the three months ended September 30, 2014 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  As of September 30, 2014, the Company had no unrecognized tax benefits.

On September 13, 2013, the IRS issued final regulations and re-proposed regulations that provide guidance with respect to (i) the treatment of materials and supplies, (ii) capitalization of amounts paid to acquire or produce tangible property, (iii) the determination of whether an expenditure with respect to tangible property is a deductible repair or a capital expenditure, and (iv) dispositions of MACRS property.  The final regulations will be effective for the fiscal year ending June 30, 2015.  Management is reviewing the regulations, but does not believe there will be a material impact on the Company’s results of operations, financial position, or cash flows.

(9) Related Party Transactions

The Company has a Memorandum of Understanding (“Memorandum”) and a Non-Competition and Non-Solicitation Agreement (“Non-Compete”) with its Chairman Steve Sarowitz and Blue Marble, a separate legal entity owned by Mr. Sarowitz.

The Memorandum established the ongoing market based terms between the Company and Blue Marble for services provided to or on behalf of each other.  In addition, Paylocity obtained a right of first refusal on the sale of Blue Marble, an option exercisable starting three years from the date of the Memorandum to purchase Blue Marble, and the right of first refusal to purchase any acquisition target of Blue Marble outside the United States of America, all at fair market value.  The Memorandum requires Blue Marble to obtain written consent from Paylocity should Blue Marble intend to acquire an entity that provides or partners with other service providers to provide products and services to clients located in the United States of America.  The Company provides no management guidance to the entity, has no equity interest in the entity, no obligation or intention to fund any of the entity’s operational shortfalls, and no right to any operational surpluses generated by the entity.

The Non-Compete agreement outlines the permissible activities and ongoing responsibilities of Mr. Sarowitz and Blue Marble including an obligation not to compete with services offered by Paylocity and an obligation not to solicit employees of Paylocity.

(10) Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 7, 2014, the date at which the financial statements were available to be issued and has determined that there are no such events that would have a material impact on the financial statements.

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

Overview

We are a cloud-based provider of payroll and human capital management (or “HCM”) software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the HR, payroll and finance capabilities of our clients.

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

Our operating subsidiary Paylocity Corporation was incorporated in July 1997 as an Illinois corporation. In November 2013, we formed Paylocity Holding Corporation, a Delaware corporation, of which Paylocity Corporation is now a wholly-owned subsidiary. Paylocity Holding Corporation had no operations prior to the restructuring. All of our business operations have historically been, and are currently, conducted by Paylocity Corporation, and the operating financial results presented herein are entirely attributable to the results of its operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $21.1 million for the three months ended September 30, 2013 to $29.5 million for the three months ended September 30, 2014, representing a 40% year-over-year increase. Recurring revenue represented 95% of total revenue for the three month periods ended September 30, 2013 and 2014.

Recurring Fees From New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 34% and 35% for the three month periods ended September 30, 2013 and 2014, respectively.

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

	Three months ended September 30,
	2013	2014
	(in thousands)
Adjusted Gross Profit(1)	$11,227	$16,889
Adjusted Recurring Gross Profit(1)	$13,703	$20,389
Adjusted EBITDA(1)	$1,188	$367

	Three months ended September 30,
	2013	2014
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$10,622	$15,657
Amortization of capitalized research and development costs	605	593
Stock-based compensation expense	—	639
Adjusted Gross Profit	$11,227	$16,889

	Three months ended September 30,
	2013	2014
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$21,091	$29,505
Cost of recurring revenues	7,993	10,057
Recurring gross profit	13,098	19,448
Amortization of capitalized research and development costs	605	593
Stock-based compensation expense	—	348
Adjusted Recurring Gross Profit	$13,703	$20,389

	Three months ended September 30,
	2013	2014
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(44)	$(4,875)
Interest expense	22	—
Income tax (benefit) expense	(362)	28
Depreciation and amortization	1,391	1,931
EBITDA	1,007	(2,916)
Stock-based compensation expense	181	3,283
Adjusted EBITDA	$1,188	$367

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 93% and 94% of our total revenues during each of the three months ended September 30, 2013 and 2014, respectively.

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

We capitalize a portion of our costs for software developed for internal use, which are then all amortized as a cost of recurring revenues. We amortized $0.6 million during each of the three months ended September 30, 2013 and 2014, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2013 and 2014, respectively.

	Three months ended September 30,
	2013	2014
	(in thousands)
Capitalized portion of research and development	$1,024	$1,074
Expensed portion of research and development	1,956	4,027
Total research and development	$2,980	$5,101

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

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on borrowings under notes payable, if any.  As of September 30, 2014, the Company has no notes payable outstanding.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended September 30,
	2013	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$20,738	$29,142
Interest income on funds held for clients	353	363
Total recurring revenues	21,091	29,505
Implementation services and other	1,278	1,604
Total revenues	22,369	31,109
Cost of revenues:
Recurring revenues	7,993	10,057
Implementation services and other	3,754	5,395
Total costs of revenues	11,747	15,452
Gross profit	10,622	15,657
Operating expenses:
Sales and marketing	5,189	9,078
Research and development	1,956	4,027
General and administrative	3,911	7,448
Total operating expenses	11,056	20,553
Operating loss	(434)	(4,896)
Other income (expense)	28	49
Loss before income taxes	(406)	(4,847)
Income tax (benefit) expense	(362)	28
Net loss	$(44)	$(4,875)

The following table sets forth our statements of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended September 30,
	2013	2014
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	93%	94%
Interest income on funds held for clients	2%	1%
Total recurring revenues	95%	95%
Implementation services and other	5%	5%
Total revenues	100%	100%
Cost of revenues:
Recurring revenues	36%	33%
Implementation services and other	17%	17%
Total costs of revenues	53%	50%
Gross profit	47%	50%
Operating expenses:
Sales and marketing	23%	29%
Research and development	9%	13%
General and administrative	17%	24%
Total operating expenses	49%	66%
Operating income (loss)	(2)%	(16)%
Other income (expense)	0%	0%
Income (loss) before income taxes	(2)%	(16)%
Income tax (benefit) expense	(2)%	0%
Net income (loss)	0%	(16)%

Comparison of Three Months Ended September 30, 2013 and 2014

Revenues

	Three Months Ended September 30,		Change
	2013	2014	$	%
Recurring fees	$20,738	$29,142	$8,404	41%
Percentage of total revenues	93%	94%
Interest income on funds held for clients	353	363	10	3%
Percentage of total revenues	2%	1%
Implementation services and other	1,278	1,604	326	26%
Percentage of total revenues	5%	5%

Recurring Fees

Recurring fees for the three months ended September 30, 2014 increased by $8.4 million, or 41%, to $29.1 million from $20.7 million for the three months ended September 30, 2013. Recurring fees increased primarily as a result of revenue from new clients, as well as increased revenue per client.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2014 was not materially different as compared to the three months ended September 30, 2013. The increase in interest income was due to an increase in the amount of funds held for clients, partially offset by declining interest rates.

Implementation Services and Other

Implementation services and other revenue for the three months ended September 30, 2014 increased by $0.3 million, or 26%, to $1.6 million from $1.3 million for the three months ended September 30, 2013. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended September 30, 2014 in comparison to the three months ended September 30, 2013.

Cost of Revenues

	Three Months Ended September 30,		Change
	2013	2014	$	%
Cost of recurring revenues	$7,993	$10,057	$2,064	26%
Percentage of recurring revenues	38%	34%
Recurring gross margin	62%	66%
Cost of implementation services and other	3,754	5,395	1,641	44%
Percentage of implementation services and other	294%	336%
Implementation gross margin	(194)%	(236)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended September 30, 2014 increased by $2.1 million, or 26%, to $10.1 million from $8.0 million for the three months ended September 30, 2013. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $1.0 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $0.3 million stock-based compensation associated with our broad based equity incentive plan and $1.2 million of fees related to the delivery of our services, partially offset by a $0.5 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of one of our resellers during fiscal 2014. Recurring gross margin increased from 62% for the three months ended September 30, 2013 to 66% for the three months ended September 30, 2014, primarily due to a 3% reduction in reseller expense as a percentage of total recurring revenue and a 1% reduction in amortization expense as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended September 30, 2014 increased by $1.6 million, or 44%, to $5.4 million from $3.8 million for the three months ended September 30, 2013. Cost of implementation services and other increased primarily due to an increase in new clients, and a corresponding increase of $1.2 million in employee-related and other costs to implement our solutions for new clients and $0.3 million stock-based compensation during the three months ended September 30, 2014.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change
	2013	2014	$	%
Sales and marketing	$5,189	9,078	$3,889	75%
Percentage of total revenues	23%	29%

Sales and marketing expenses for the three months ended September 30, 2014 increased by $3.9 million, or 75%, to $9.1 million from $5.2 million for the three months ended September 30, 2013. The increase in sales and marketing expenses was primarily the result of $2.7 million of additional employee-related expenses incurred due to the expansion of our sales team, including management, direct sales and sales administration by 62 personnel, the addition of 38 sales lead generation personnel, whose function was previously outsourced and recorded in sales and marketing as lead generation expense rather than employee-related expense in prior periods, and other miscellaneous sales and marketing related expenses.  The increase was also attributable to $0.9 million of stock-based compensation expense during the three months ended September 30, 2014 associated with our broad based equity incentive plan.

Research and Development

	Three Months Ended September 30,		Change
	2013	2014	$	%
Research and development	$1,956	$4,027	$2,071	106%
Percentage of total revenues	9%	13%

Research and development for the three months ended September 30, 2014 increased by $2.1 million, or 106%, to $4.0 million from $2.0 million for the three months ended September 30, 2013. The increase in research and development expense was primarily as a result of $1.4 million in employee-related expenses related to 31 additional development personnel and $0.7 million of stock-based compensation associated with our broad based equity incentive plan. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the three months ended September 30, 2014.

General and Administrative

	Three Months Ended September 30,		Change
	2013	2014	$	%
General and administrative	$3,911	$7,448	$3,537	90%
Percentage of total revenues	17%	24%

General and administrative expenses for the three months ended September 30, 2014 increased by $3.5 million, or 90%, to $7.4 million from $3.9 million for the three months ended September 30, 2013. The increase was primarily the result of $1.0 million of additional stock-based compensation costs, $0.9 million of additional employee-related expenses related to 25 additional personnel, $0.5 million of additional professional fees and $0.4 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2013	2014	$	%
Other income (expense)	$28	$49	$21	75%
Percentage of total revenues	0%	0%

Other income for the three months ended September 30, 2014 was not materially different as compared to the three months ended September 30, 2013. The slight increase in other income was primarily the result of reduced interest expense as we repaid approximately $1.4 million of debt since the three month period ended September 30, 2013 and did not have any notes payable outstanding during the three month period ended September 30, 2014.

Income Tax Expense

	Three Months Ended September 30,		Change
	2013	2014	$	%
Income tax (benefit) expense	$(362)	$28	$390	108%
Percentage of total revenues	(2)%	2%

Income tax expense for the three months ended September 30, 2014 increased by $0.4 million, or 108% as compared to the three months ended September 30, 2013 due to the recognition of a deferred tax asset valuation allowance since the three month period ended September 30, 2013. Thus we experienced minimal income tax (benefit) expense for the three month period ended September 30, 2014 related to our reported net loss.

Quarterly Trends and Seasonality

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside of our control. Our historical results should not be considered a reliable indicator of our future results of operations.

We experience fluctuations in revenues and related costs on a seasonal basis, which are primarily seen in the quarter ended March 31. Specifically, our recurring revenue is positively impacted in the quarter ended March 31 as a result of our preparation of W-2 documents for our clients’ employees in advance of tax filing requirements. The seasonal fluctuations in revenues also positively impact gross profits during the quarter ended March 31. Our historical results for the quarter ended March 31 should not be considered a reliable indicator of our future results of operations.  Our interest income earned on funds held for clients is also positively impacted during the quarter ended March 31 as a result of our increased collection of funds held for clients. Certain payroll taxes are primarily collected during the quarter ended March 31 and subsequently remitted.

Implementation revenues are also typically higher during the quarter ended March 31 as many of our new clients elect to implement our services following a calendar year-end. Implementation gross profit varies on a quarterly basis as costs are generally fixed in the near-term, while revenues vary based on the number of new client implementations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended September 30, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the SEC on August 22, 2014.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2014, our principal source of liquidity was $72.8 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2013	2014
Net cash provided by (used in) operating activities	$298	$(200)
Cash flows from investing activities:
Capitalized internally-developed software costs	(1,024)	(912)
Purchases of property and equipment	(1,412)	(2,499)
Payments for acquisitions	—	(2,385)
Net change in funds held for clients	64,346	(14,964)
Net cash provided by (used in) investing activities	61,910	(20,760)
Cash flows from financing activities:
Net change in client funds obligation	(64,346)	14,964
Payments on initial public offering costs	—	(75)
Proceeds from exercise of stock options	—	66
Principal payments on long-term debt	(157)	—
Net cash (used in) provided by financing activities	(64,503)	14,955
Net change in cash and cash equivalents	$(2,295)	$(6,005)

Operating Activities

Net cash provided by (used in) operating activities was $(0.2) million for the three months ended September 30, 2014 as compared to $0.3 million for the three months ended September 30, 2013.

The decrease in net cash provided by operating activities from the three months ended September 30, 2013 to the three months ended September 30, 2014 was primarily the result of a $4.8 million decrease in net income, partially offset by an increase of $3.1 million in stock-based compensation expense, $0.5 million increase in depreciation and amortization expense, $0.4 million increase in deferred income tax expense, as well as a $0.3 million increase due to changes in operating assets and liabilities.

Investing Activities

Changes in net cash used in investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involve the movement of significant funds from the account of an employer to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Other investing activities that influence our net cash used in investing activities are our capitalization of internally developed software costs and purchases of property and equipment. We also paid $2.4 million in consideration toward amounts under the terms of our fiscal 2014 reseller acquisition.

Net cash provided by (used in) investing activities was $(20.8) million for the nine months ended September 30, 2014 as compared to $61.9 million for the three months ended September 30, 2013.

Excluding the net change in funds held for clients, our net cash used in investing activities was $5.8 million for the three months ended September 30, 2014 as compared to $2.4 million for the three months ended September 30, 2013.

Financing Activities

Net cash provided by (used in) financing activities was $15.0 million for the three months ended September 30, 2014 as compared to $(64.5) million for the three months ended September 30, 2013. The decrease was primarily the result of changes in client fund obligations.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2014:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations	$18,387	$3,793	$7,523	$5,724	$1,347
Unconditional purchase obligations	905	477	421	7	—
Consideration related to acquisition	600	600	—	—	—
	$19,892	$4,870	$7,944	$5,731	$1,347

We had agreements with two organizations that sell the Company’s offerings and services in defined areas of the country. We exercised our right to terminate the first reseller agreement and acquired certain assets of the reseller in May 2014 as described in Note 5 of the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.  We paid the first reseller $0.6 million during the three months ended September 30, 2013 under the reseller agreement and paid the first reseller $2.4 million during the three months ended September 30, 2014 under the terms of the asset purchase agreement signed at closing in May 2014.

The initial term of the second reseller agreement commenced in June 2009 and is set to expire in June 2016 unless renewed or terminated.  The second reseller agreement provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by us. We amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by us or (ii) December 31, 2014. In addition, we, but not the reseller, have the right to terminate the agreement at any time. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. We paid the second reseller $0.5 million and $0.6 million during the three-month periods ended September 30, 2013 and 2014, respectively.

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $1.4 million, and $2.5 million for the three months ended September 30, 2013 and 2014, respectively, exclusive of capitalized internally developed software costs of $1.0 million and $0.9 million for the same periods, respectively.

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

Item 4.         Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses from time to time. We incurred net losses of $130,000 and $7,110,000 in fiscal 2011 and fiscal 2014, respectively, and incurred a net loss of $4,875,000 in the first quarter of fiscal 2015. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses for the foreseeable future.

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

As of November 3, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 78.9% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of November 3, 2014, we had an aggregate of 49,587,902 outstanding shares of common stock.  These shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act of 1933, as amended.

In addition, we have registered 8,077,237 shares of common stock that we have issued and may issue under our equity plans (5,080,024 shares of which were issued and outstanding as of September 30, 2014). These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

On March 24, 2014, we completed our initial public offering, or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014.  With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million; paid the $6.5 million required at closing on May 23, 2014 on the purchase of certain assets of BFKMS Inc.; and paid $2.4 million upon finalization on July 21, 2014 of the purchase price on the purchase of certain assets of BFKMS Inc.

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

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not field or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not field for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: November 7, 2014	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: November 7, 2014	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*		Filed herewith

#	-

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not field or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not field for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.