Form 10-Q
period 2014-12-31
Paylocity Holding Corp
filed 2015-02-06
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,486,538 shares of Common Stock, $0.001 par value per share, as of January 30, 2015.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2014

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

 (in thousands, except per share data)

	June 30,	December 31,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$78,848	$89,480
Accounts receivable, net	756	1,030
Prepaid expenses and other	2,694	2,978
Deferred income tax assets, net	706	684

Total current assets before funds held for clients	83,004	94,172
Funds held for clients	417,261	858,139

Total current assets	500,265	952,311
Long-term prepaid expenses	313	222
Capitalized software, net	5,093	5,704
Property and equipment, net	13,125	15,216
Intangible assets, net	6,320	5,940
Goodwill	3,035	3,035

Total assets	$528,151	$982,428

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,133	$3,373
Taxes payable	5	19
Consideration related to acquisition	2,985	400
Accrued expenses	10,744	11,720

Total current liabilities before client fund obligations	15,867	15,512
Client fund obligations	417,261	858,139

Total current liabilities	433,128	873,651
Deferred rent	3,175	2.905
Deferred income tax liabilities, net	714	731

Total liabilities	$437,017	$877,287
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2014	—	—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, and December 31, 2014, 49,564 shares issued and outstanding at June 30, 2014; and 50,487 shares issued and outstanding at December 31, 2014	50	50
Additional paid-in capital	125,255	150,557
Accumulated deficit	(34,171)	(45,466)
Total stockholders’ equity	$91,134	$105,141
Total liabilities and stockholders’ equity	$528,151	$982,428

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

 (in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
Revenues:
Recurring fees	$22,145	$32,055	$42,883	$61,197
Interest income on funds held for clients	378	390	731	753

Total recurring revenues	22,523	32,445	43,614	61,950
Implementation services and other	1,382	1,868	2,660	3,472

Total revenues	23,905	34,313	46,274	65,422
Cost of revenues:
Recurring revenues	9,081	11,953	17,074	22,010
Implementation services and other	4,237	6,093	7,991	11,488

Total cost of revenues	13,318	18,046	25,065	33,498
Gross profit	10,587	16,267	21,209	31,924
Operating expenses:
Sales and marketing	5,423	9,401	10,612	18,479
Research and development	2,347	5,271	4,303	9,298
General and administrative	5,228	8,061	9,139	15,509

Total operating expenses	12,998	22,733	24,054	43,286
Operating loss	(2,411)	(6,466)	(2,845)	(11,362)
Other income (expense)	22	80	50	129

Loss before income taxes	(2,389)	(6,386)	(2,795)	(11,233)
Income tax (benefit) expense	(877)	34	(1,239)	62

Net loss	$(1,512)	$(6,420)	$(1,556)	$(11,295)

Net loss attributable to common stockholders	$(2,293)	$(6,420)	$(3,118)	$(11,295)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.13)	$(0.10)	$(0.23)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,988	49,775	31,988	49,670

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2014	49,564	$50	$125,255	$(34,171)	$91,134
Follow-on offering, net of issuance costs	750	—	18,384	—	18,384
Stock-based compensation expense	—	—	7,447	—	7,447
Stock options exercised	104	—	617	—	617
Issuance of common stock upon vesting of restricted stock units	100	—	—	—	—
Issuance of common stock under employee stock purchase plan	36	—	670	—	670
Net settlement for taxes and/or exercise price related to equity awards	(67)	—	(1,816)	—	(1,816)
Net loss	—	—	—	(11,295)	(11,295)
Balances at December 31, 2014	50,487	$50	$150,557	$(45,466)	$105,141

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2013	2014
Cash flows provided by operating activities:

Net loss	$(1,556)	$(11,295)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	349	7,137
Depreciation and amortization	2,924	4,160
Deferred income tax (benefit) expense	(1,239)	39
Provision for doubtful accounts	6	71
Loss on disposal of equipment	—	42
Changes in operating assets and liabilities:
Accounts receivable	50	(345)
Prepaid expenses	(715)	(193)
Trade accounts payable	778	697
Accrued expenses	295	536
Net cash provided by operating activities	892	849

Cash flows from investing activities:
Capitalized internally developed software costs	(1,859)	(1,579)
Purchases of property and equipment	(2,787)	(4,165)
Payments for acquisition	—	(2,585)
Net change in funds held for clients	(135,858)	(440,878)
Net cash used in investing activities	(140,504)	(449,207)

Cash flows from financing activities:
Net change in client funds obligation	135,858	440,878
Proceeds from follow-on offering, net of cash paid for issuance costs	—	18,716
Payments on initial public offering costs	(698)	(75)
Proceeds from exercise of stock options	—	181
Proceeds from employee stock purchase plan	—	670
Taxes paid related to net share settlement of equity awards	—	(1,380)
Principal payments on long-term debt	(313)	—
Net cash provided by financing activities	134,847	458,990
Net Change in Cash and Cash Equivalents	(4,765)	10,632
Cash and Cash Equivalents—Beginning of Year	7,594	78,848
Cash and Cash Equivalents—End of Year	$2,829	$89,480
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowance received from landlord	$580	—
Deferred offering costs included in accounts payable	$863	—
Unpaid follow-on offering costs included in accrued expenses	—	$332
Purchase of property and equipment, accrued but not paid	$759	$1,366
Supplemental disclosure of cash flow information
Cash paid for income taxes	$195	$26
Cash paid for interest	$48	—

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

Follow-On Offering

In December 2014, the Company completed a follow-on offering in which it issued and sold 750 shares of common stock and existing shareholders sold 3,850 shares of common stock at a public offering price of $26.25 per share. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. The Company received net proceeds of $18,384 after deducting underwriting discounts and commissions of $935 and other offering expenses of $368.

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

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-month and six-month periods ended December 31, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.

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

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2014	$126
Charged to expense	71
Write-offs	(39)
Balance at December 31, 2014	$158

Capitalized software and accumulated amortization were as follows:

	June 30,	December 31,
	2014	2014
Internally developed software	$19,863	$21,752
Accumulated amortization	(14,770)	(16,048)
Capitalized software, net	$5,093	$5,704

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $624 and $685 for the three months ended December 31, 2013 and 2014, respectively and $1,229 and $1,278 for the six months ended December 31, 2013 and 2014, respectively.

Property and equipment consist of the following:

	June 30,	December 31,
	2014	2014
Office equipment	$1,449	$1,716
Computer equipment	7,726	11,059
Furniture and fixtures	2,317	2,351
Software	4,963	5,133
Leasehold improvements	6,059	6,390
Time clocks rented by clients	2,360	2,698
	24,874	29,347
Accumulated depreciation	(11,749)	(14,131)
Property and equipment, net	$13,125	$15,216

Depreciation expense amounted to $909 and $1,354 for the three months ended December 31, 2013 and 2014, respectively and $1,695 and $2,502 for the six months ended December 31, 2013 and 2014, respectively.

The components of accrued expenses were as follows:

	June 30,	December 31,
	2014	2014
Accrued payroll and personnel costs	$8,781	$9,481
Current portion of deferred rent	577	669
Other	1,386	1,570
Total accrued expenses	$10,744	11,720

Intangible assets consist of the following:

	June 30, 2014	December 31, 2014	Weighted Average Useful Life
Client relationships	$6,180	$6,180	9 years
Non-solicitation agreement	220	220	3 years
Total	6,400	6,400
Accumulated amortization	(80)	(460)
Intangible assets, net	$6,320	$5,940

There was no amortization expense for acquired intangible assets for the three months or six months ended December 31, 2013.  Amortization expense for acquired intangible assets was $190 for the three months and $380 for the six months ended December 31, 2014.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

(5) Benefit Plans

(a) Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved 6,800 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 plan and permits the granting of options to purchase common stock and other equity incentives at the discretion the compensation committee of the Company’s board of directors. No new awards will be issued under the 2008 Plan as of the effective date of the 2014 Plan.  Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan.

Under the 2008 and 2014 Plans, the exercise price of each option is not less than the fair value of a share of common stock on the grant date. As of December 31, 2014, the Company had 2,036 shares allocated to the 2014 Plan, but not yet issued or subject to outstanding options or awards.  Generally, the Company issues previously unissued shares for the exercise of stock options; however, previously acquired shares may be reissued to satisfy future issuances.  The options typically vest ratably over a three or four year period and expire 10 years from the grant date.  Compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule.

Stock-based compensation expense related to stock options and the vesting of Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
Cost of revenue — recurring	$—	$466	$—	$814
Cost of revenue — non-recurring	—	386	—	677
Sales and marketing	—	894	—	1,778
Research and development	—	849	—	1,384
General and administrative	168	1,259	349	2,484
Total stock-based compensation	$168	$3,854	$349	$7,137

In addition, the Company capitalized $148 and $310 of stock compensation costs in its internal use software in the three-month and six-month periods ended December 31, 2014, respectively.  No such amounts were capitalized in internal use software in the three and six month periods ended December 31, 2013.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the six months ended December 31:

	Period ended December 31,
	2013	2014
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	29.5%	43.9%
Expected term (years)	4.0	6.25
Risk-free interest rate	0.52%	1.91%

The following table summarizes changes during the quarter in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2014	2,581
RSU’s granted	(384)
Options granted	(322)
Shares withheld in settlement of taxes and exercise price	67
Forfeitures	228
Shares removed	(134)
Available for grant at December 31, 2014	2,036

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

The table below presents stock option activity during the six months ended December 31, 2014:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2014	4,388	$10.00	8.58	$51,017
Options granted	322	24.80
Options forfeited	(219)	12.62
Options exercised	(104)	5.98
Balance at December 31, 2014	4,387	$11.05	8.15	$66,065
Options exercisable at December 31, 2014	1,341	$2.91	6.49	$31,102
Options vested and expected to vest at December 31, 2014	4,192	$10.77	8.10	$64,319

There were no options granted during the three-month periods ended December 31, 2013 and 2014, respectively. The weighted average grant date fair value of options granted during the six-month periods ended December 31, 2013 and 2014 was $1.71 and $11.15, respectively. The total intrinsic value of options exercised during the three and six month periods ended December 31, 2014 was $1,839 and $2,063, respectively.  There were no options exercised in the three-month or six-month periods ended December 31, 2013. At December 31, 2014, there was $9,640 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.73 years.

The Company may also grant RSAs and RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. The following table represents restricted stock unit activity during the six months ended December 31, 2014:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2014	102	$17.00
RSUs granted	384	24.75
RSUs vested	(100)	17.57
RSUs cancelled/forfeited	(9)	24.80
RSU balance at December 31, 2014	377	$24.57
RSUs expected to vest at December 31, 2014	342	$24.55

At December 31, 2014, there was $6,483 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.13 years.

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

A total of one-million shares of common stock were reserved for future issuance under the ESPP, of which 36 have been issued as of December 31, 2014. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company commenced its initial ESPP four-month offering period on July 16, 2014 and commenced a six-month offering period on November 16, 2014. The Company recorded compensation expense attributable to the ESPP of $154 and $284 for the three-month and six-month periods ended December 31, 2014, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended December 31,
	2013	2014
Valuation assumptions:
Expected dividend yield	N/A	0%
Expected volatility	N/A	35.5 – 41.7%
Expected term (years)	N/A	0.3 – 0.5
Risk-free interest rate	N/A	0.04 – 0.06%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were approximately $229 and $327 for the three-month periods ended December 31, 2013 and 2014, respectively and were approximately $477 and $709 for the six-month periods ended December 31, 2013 and 2014, respectively.

(6) Commitments and Contingencies

Reseller Agreements

The Company had agreements with two organizations that sell the Company’s offerings and services in defined areas of the country, one of which was terminated in May 2014. The Company exercised its right to terminate the first reseller agreement and acquired substantially all of the assets of the reseller in May 2014 as described in Note 5 of the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.  The Company paid the first reseller $737 and $1,351 during the three and six months ended December 31, 2013, respectively, under the terminated reseller agreement. The Company paid the first reseller $200 and $2,585 during the three and six months ended December 31, 2014, respectively, under the terms of the asset purchase agreement signed at closing in May 2014.

The initial term of the second reseller agreement commenced in June 2009 and is set to expire in June 2016 unless renewed or terminated.  The second reseller agreement originally provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. The Company amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by the Company or (ii) December 31, 2014. In addition, the Company, but not the reseller, has the right to terminate the agreement at any time. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. The Company paid the second reseller $471 and $695 during the three-month periods ended December 31, 2013 and 2014, respectively and $963 and $1,330 during the six-month periods ended December 31, 2013 and 2014, respectively.

(7) Earnings Per Share

For the periods presented prior to the Company’s IPO, basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. Concurrently with the closing of the Company’s IPO on March 24, 2014, all shares of outstanding Redeemable Convertible Preferred Stock automatically converted into 11,933 shares of the Company’s common stock.  Following the date of the IPO, the two-class method was no longer required as the Company has one class of securities issued and outstanding.

Prior to the conversion of the Redeemable Convertible Preferred Stock, holders of Series A and Series B Redeemable Convertible Preferred Stock each were entitled to liquidation preferences payable prior and in preference to any dividends on any shares of the Company’s common stock.  In the event a dividend was paid on common stock, the holders of Redeemable Convertible Preferred Stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the Company’s Redeemable Convertible Preferred Stock did not have a contractual obligation to share in the losses of the Company. The Company considered its Redeemable Convertible Preferred Stock to be participating securities and, in accordance with the two-class method, earnings allocated to Redeemable Convertible Preferred Stock and the related number of outstanding shares of Redeemable Convertible Preferred Stock have been excluded from the computation of basic and diluted net loss per common share.

Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed earnings, calculated as net loss less current period Redeemable Convertible Preferred Stock cumulative dividends, between common stock and Redeemable Convertible Preferred Stock. In computing diluted net loss attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
Basic net loss per share:
Numerator:
Net Loss	$(1,512)	$(6,420)	$(1,556)	$(11,295)
Less: Preferred dividend rights attributable to participating securities	(781)	—	(1,562)	—
Net loss attributable to common stockholders	$(2,293)	$(6,420)	$(3,118)	$(11,295)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic (in thousands)	31,988	49,775	31,988	49,670
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units (in thousands)	—	—	—	—
Diluted (in thousands)	31,988	49,775	31,988	49,670

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.13)	$(0.10)	$(0.23)

The following table summarizes the outstanding employee stock options, restricted stock units, shares purchasable via the employee stock purchase plan as of the balance sheet date, and redeemable convertible preferred stock that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014

Redeemable convertible preferred stock	11,933	—	11,933	—
Restricted stock units	—	377	—	377
Employee stock purchase plan shares	—	12	—	12
Employee stock options	2,376	4,387	2,376	4,387
Total	14,309	4,776	14,309	4,776

RSAs were excluded from both basic and diluted earnings per share calculations for the three-month and six-month periods ended December 31, 2013 as the vesting conditions had not been met as of that date.

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

The Company recorded income tax (benefit) expense of $(877) and $34 for the three-month periods ended December 31, 2013 and 2014, respectively and $(1,239) and $62 for the six-month periods ended December 31, 2013 and 2014, respectively.  The Company’s effective rate for the three and six months ended December 31, 2013 differed from statutory rates primarily due to federal and state research and development credits and expenses not deductible for income tax reporting purposes.  The Company’s effective tax rate for the three and six months ended December 31, 2014 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  As of December 31, 2014, the Company had no unrecognized tax benefits.

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

(10) Subsequent Events

On January 1, 2015, pursuant to the provisions of the 2014 Equity Incentive Plan, the number of common shares in reserve increased by 2,272 shares automatically and, pursuant to the provisions of the 2014 Employee Stock Purchase Plan, the number of common shares in reserve increased by 137 shares as determined by the Board of Directors.

In January 2015, the underwriters for the Company’s follow-on offering exercised their option to purchase 360 additional shares from certain shareholders of the Company of the 690 available as described in the final prospectus filed with the SEC on December 12, 2014.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

The Company has evaluated subsequent events from the balance sheet date through February 6, 2015, the date at which the financial statements were available to be issued and has determined that there are no such events that would have a material impact on the financial statements.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $43.6 million for the six months ended December 31, 2013 to $62.0 million for the six months ended December 31, 2014, representing a 42% year-over-year increase. Recurring revenue represented 94% and 95% of total revenue during the six months ended December 31, 2013 and 2014, respectively. Recurring revenue increased from $22.5 million for the three months ended December 31, 2013 to $32.4 million for the three months ended December 31, 2014, representing a 44% year-over-year increase. Recurring revenue represented 95% of total revenue for both of the three month periods ended December 31, 2013 and 2014.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 37% and 38% for the six-month periods ended December 31, 2013 and 2014, respectively.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net loss or cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software, stock-based compensation expenses, and employer payroll tax related to stock releases and option exercises, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software stock-based compensation expenses, and employer payroll tax related to stock releases and option exercises, if any. We define Adjusted EBITDA as net loss before interest expense (income), income tax expense (benefit), depreciation and amortization, stock-based compensation expenses, and employer payroll tax related to stock releases and option exercises, if any. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Adjusted Gross Profit(1)	$11,211	$17,806	$22,438	$34,695
Adjusted Recurring Gross Profit(1)	$14,066	$21,643	$27,769	$42,032
Adjusted EBITDA(1)	$(665)	$(242)	$523	$125

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$10,587	$16,267	$21,209	$31,924
Amortization of capitalized research and development costs	624	685	1,229	1,278
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	854	—	1,493
Adjusted Gross Profit	$11,211	$17,806	$22,438	$34,695

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$22,523	$32,445	$43,614	$61,950
Cost of recurring revenues	9,081	11,953	17,074	22,010
Recurring gross profit	13,442	20,492	26,540	39,940
Amortization of capitalized research and development costs	624	685	1,229	1,278
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	466	—	814
Adjusted Recurring Gross Profit	$14,066	$21,643	$27,769	$42,032

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(1,512)	$(6,420)	$(1,556)	$(11,295)
Interest expense	23	—	45	—
Income tax (benefit) expense	(877)	34	(1,239)	62
Depreciation and amortization	1,533	2,229	2,924	4,160
EBITDA	(833)	(4,157)	174	(7,073)
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	168	3,915	349	7,198
Adjusted EBITDA	$(665)	$(242)	$523	$125

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 93% of our total revenues during each of the three-month periods ended December 31, 2013 and 2014, and 93% and 94% of our total revenues during each of the six-month periods ended December 31, 2013 and 2014, respectively.

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

We capitalize a portion of our costs for software developed for internal use, which are then all amortized as a cost of recurring revenues. We amortized $0.6 million and $0.7 million during each of the three months ended December 31, 2013 and 2014, respectively, and $1.2 million and $1.3 million during each of the six months ended December 31, 2013 and 2014, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended December 31, 2013 and 2014, respectively.

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
Capitalized portion of research and development	$835	$815	$1,859	$1,889
Expensed portion of research and development	2,347	5,271	4,303	9,298
Total research and development	$3,182	$6,086	$6,162	$11,187

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

We expect our general and administrative expenses to increase in absolute dollars as a result of our operation as a public company. These expenses will also include costs associated with compliance with the Sarbanes Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance and increased professional services expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on borrowings under notes payable, if any.  As of December 31, 2014, the Company had no notes payable outstanding.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$22,145	$32,055	$42,883	$61,197
Interest income on funds held for clients	378	390	731	753
Total recurring revenues	22,523	32,445	43,614	61,950
Implementation services and other	1,382	1,868	2,660	3,472
Total revenues	23,905	34,313	46,274	65,422
Cost of revenues:
Recurring revenues	9,081	11,953	17,074	22,010
Implementation services and other	4,237	6,093	7,991	11,488
Total costs of revenues	13,318	18,046	25,065	33,498
Gross profit	10,587	16,267	21,209	31,924
Operating expenses:
Sales and marketing	5,423	9,401	10,612	18,479
Research and development	2,347	5,271	4,303	9,298
General and administrative	5,228	8,061	9,139	15,509
Total operating expenses	12,998	22,733	24,054	43,286
Operating loss	(2,411)	(6,466)	(2,845)	(11,362)
Other income (expense)	22	80	50	129
Loss before income taxes	(2,389)	(6,386)	(2,795)	(11,233)
Income tax (benefit) expense	(877)	34	(1,239)	62
Net loss	$(1,512)	$(6,420)	$(1,556)	$(11,295)

The following table sets forth our statements of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended December 31,		Six months ended December 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	93%	93%	93%	94%
Interest income on funds held for clients	2%	2%	1%	1%
Total recurring revenues	95%	95%	94%	95%
Implementation services and other	5%	5%	6%	5%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	38%	35%	37%	34%
Implementation services and other	18%	18%	17%	17%
Total costs of revenues	56%	53%	54%	51%
Gross profit	44%	47%	46%	49%
Operating expenses:
Sales and marketing	23%	27%	23%	28%
Research and development	10%	15%	9%	14%
General and administrative	22%	24%	20%	24%
Total operating expenses	55%	66%	52%	66%
Operating loss	(11)%	(19)%	(6)%	(17)%
Other income (expense)	0%	0%	0%	0%
Loss before income taxes	(11)%	(19)%	(6)%	(17)%
Income tax (benefit) expense	(4)%	0%	(3)%	0%
Net loss	(7)%	(19)%	(3)%	(17)%

Comparison of Three Months Ended December 31, 2013 and 2014

Revenues

	Three Months Ended December 31,		Change
	2013	2014	$	%
Recurring fees	$22,145	$32,055	$9,910	45%
Percentage of total revenues	93%	93%
Interest income on funds held for clients	378	390	12	3%
Percentage of total revenues	2%	2%
Implementation services and other	1,382	1,868	486	35%
Percentage of total revenues	5%	5%

Recurring Fees

Recurring fees for the three months ended December 31, 2014 increased by $9.9 million, or 45%, to $32.1 million from $22.1 million for the three months ended December 31, 2013. Recurring fees increased primarily as a result of revenue from new clients and increased revenue per client.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2014 was not materially different as compared to the three months ended December 31, 2013. The increase in interest income was due to an increase in the amount of funds held for clients, partially offset by declining interest rates.

Implementation Services and Other

Implementation services and other revenue for the three months ended December 31, 2014 increased by $0.5 million, or 35%, to $1.9 million from $1.4 million for the three months ended December 31, 2013. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended December 31, 2014 in comparison to the three months ended December 31, 2013.

Cost of Revenues

	Three Months Ended December 31,		Change
	2013	2014	$	%
Cost of recurring revenues	$9,081	$11,953	$2,872	32%
Percentage of recurring revenues	40%	37%
Recurring gross margin	60%	63%
Cost of implementation services and other	4,237	6,093	1,856	44%
Percentage of implementation services and other	307%	326%
Implementation gross margin	(207)%	(226)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended December 31, 2014 increased by $2.9 million, or 32%, to $12.0 million from $9.1 million for the three months ended December 31, 2013. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $1.4 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $0.5 million stock-based compensation associated with our broad based equity incentive plan and $1.4 million of fees related to the delivery of our services, partially offset by a $0.5 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of one of our resellers during fiscal 2014. Recurring gross margin increased from 60% for the three months ended December 31, 2013 to 63% for the three months ended December 31, 2014, primarily due to the reduction in reseller expenses.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended December 31, 2014 increased by $1.9 million, or 44%, to $6.1 million from $4.2 million for the three months ended December 31, 2013. Cost of implementation services and other increased primarily due to an increase in new clients, along with a corresponding increase of $1.3 million in employee-related and other costs to implement our solutions for new clients and $0.4 million stock-based compensation during the three months ended December 31, 2014.

Operating Expenses

Sales and Marketing

	Three Months Ended December 31,		Change
	2013	2014	$	%
Sales and marketing	$5,423	$9,401	$3,978	73%
Percentage of total revenues	23%	27%

Sales and marketing expenses for the three months ended December 31, 2014 increased by $4.0 million, or 73%, to $9.4 million from $5.4 million for the three months ended December 31, 2013. The increase in sales and marketing expenses was primarily the result of $3.1 million of additional employee-related expenses incurred due to the expansion of our sales team, including management, direct sales and sales administration by 51 personnel, the addition of 15 sales lead generation personnel, and other miscellaneous sales and marketing related expenses.  The increase was also attributable to $0.9 million of stock-based compensation expense during the three months ended December 31, 2014 associated with our broad based equity incentive plan.

Research and Development

	Three Months Ended December 31,		Change
	2013	2014	$	%
Research and development	$2,347	$5,271	$2,924	125%
Percentage of total revenues	10%	15%

Research and development for the three months ended December 31, 2014 increased by $2.9 million, or 125%, to $5.3 million from $2.3 million for the three months ended December 31, 2013. The increase in research and development expense was primarily as a result of $1.9 million in employee-related expenses related to 52 additional development personnel and $1.0 million of stock-based compensation associated with our broad based equity incentive plan. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the three months ended December 31, 2014.

General and Administrative

	Three Months Ended December 31,		Change
	2013	2014	$	%
General and administrative	$5,228	$8,061	$2,833	54%
Percentage of total revenues	22%	24%

General and administrative expenses for the three months ended December 31, 2014 increased by $2.8 million, or 54%, to $8.1 million from $5.2 million for the three months ended December 31, 2013. The increase was primarily the result of $1.5 million of additional employee-related expenses related to 26 additional personnel, $1.1 million of additional stock-based compensation costs and $0.4 million of increased occupancy costs incurred as a result of our requirement for additional office space, partially offset by decrease of $0.8 million in professional fees.

Other Income (Expense)

	Three Months Ended December 31,		Change
	2013	2014	$	%
Other income (expense)	$22	$80	$58	264%
Percentage of total revenues	*	*

*                                         Not Meaningful

Other income for the three months ended December 31, 2014 was not materially different as compared to the three months ended December 31, 2013. The slight increase in other income was primarily the result of reduced interest expense as we repaid approximately $1.3 million of debt since the three month period ended December 31, 2013 and did not have any notes payable outstanding during the three month period ended December 31, 2014.

Income Tax Expense

	Three Months Ended December 31,		Change
	2013	2014	$	%
Income tax (benefit) expense	$(877)	$34	$911	*
Percentage of total revenues	(4)%	*

*                                         Not Meaningful

Income tax expense for the three months ended December 31, 2014 increased by $0.9 million as compared to the three months ended December 31, 2013 due to the recognition of a deferred tax asset valuation allowance since the three month period ended December 31, 2013.

Comparison of Six Months Ended December 31, 2013 and 2014

Revenues

	Six Months Ended December 31,		Change
	2013	2014	$	%
Recurring fees	$42,883	$61,197	$18,314	43%
Percentage of total revenues	93%	94%
Interest income on funds held for clients	731	753	22	3%
Percentage of total revenues	1%	1%
Implementation services and other	2,660	3,472	812	31%
Percentage of total revenues	6%	5%

Recurring Fees

Recurring fees for the six months ended December 31, 2014 increased by $18.3 million, or 43%, to $61.2 million from $42.9 million for the six months ended December 31, 2013. Recurring fees increased primarily as a result of revenue from new clients as well as increased revenue per client.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2014 was not materially different as compared to the six months ended December 31, 2013. The increase in interest income was due to an increase in the amount of funds held for clients, partially offset by declining interest rates.

Implementation Services and Other

Implementation services and other revenue for the six months ended December 31, 2014 increased by $0.8 million, or 31%, to $3.5 million from $2.7 million for the six months ended December 31, 2013. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the six months ended December 31, 2014 in comparison to the six months ended December 31, 2013.

Cost of Revenues

	Six Months Ended December 31,		Change
	2013	2014	$	%
Cost of recurring revenues	$17,074	$22,010	$4,936	29%
Percentage of recurring revenues	39%	36%
Recurring gross margin	61%	64%
Cost of implementation services and other	7,991	11,488	3,497	44%
Percentage of implementation services and other	300%	331%
Implementation gross margin	(200)%	(231)%

Cost of Recurring Revenues

Cost of recurring revenues for the six months ended December 31, 2014 increased by $4.9 million, or 29%, to $22.0 million from $17.1 million for the six months ended December 31, 2013. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $2.5 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $0.8 million stock-based compensation associated with our broad based equity incentive plan and $2.6 million of fees related to the delivery of our services, partially offset by a $1.0 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of one of our resellers during fiscal 2014. Recurring gross margin increased from 61% for the six months ended December 31, 2013 to 64% for the six months ended December 31, 2014, primarily due to the reduction in reseller expenses as well as a reduction in amortization expense.

Cost of Implementation Services and Other

Cost of implementation services and other for the six months ended December 31, 2014 increased by $3.5 million, or 44%, to $11.5 million from $8.0 million for the six months ended December 31, 2013. Cost of implementation services and other increased primarily due to an increase in new clients, along with a corresponding increase of $2.5 million in employee-related and other costs to implement our solutions for new clients and $0.7 million of stock-based compensation during the six months ended December 31, 2014.

Operating Expenses

Sales and Marketing

	Six Months Ended December 31,		Change
	2013	2014	$	%
Sales and marketing	$10,612	$18,479	$7,867	74%
Percentage of total revenues	23%	28%

Sales and marketing expenses for the six months ended December 31, 2014 increased by $7.9 million, or 74%, to $18.5 million from $10.6 million for the six months ended December 31, 2013. The increase in sales and marketing expenses was primarily the result of $5.7 million of additional employee-related expenses incurred due to the expansion of our sales team, including management, direct sales and sales administration by 51 personnel, the addition of 15 sales lead generation personnel, and other miscellaneous sales and marketing related expenses.  The increase was also attributable to $1.8 million of stock-based compensation expense during the six months ended December 31, 2014 associated with our broad based equity incentive plan.

Research and Development

	Six Months Ended December 31,		Change
	2013	2014	$	%
Research and development	$4,303	$9,298	$4,995	116%
Percentage of total revenues	9%	14%

Research and development for the six months ended December 31, 2014 increased by $5.0 million, or 116%, to $9.3 million from $4.3 million for the six months ended December 31, 2013. The increase in research and development expense was primarily as a result of $3.3 million in employee-related expenses related to 52 additional development personnel and $1.7 million of stock-based compensation associated with our broad based equity incentive plan. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the six months ended December 31, 2014.

General and Administrative

	Six Months Ended December 31,		Change
	2013	2014	$	%
General and administrative	$9,139	$15,509	$6,370	70%
Percentage of total revenues	20%	24%

General and administrative expenses for the six months ended December 31, 2014 increased by $6.4 million, or 70%, to $15.5 million from $9.1 million for the six months ended December 31, 2013. The increase was primarily the result of $2.3 million of additional employee-related expenses related to 26 additional personnel, $2.1 million of additional stock-based compensation costs, $0.7 million of increased occupancy costs incurred as a result of our requirement for additional office space, $0.5 million of increased insurance costs associated with being a public company, and $0.4 million of amortization expense of the customer relationship and non-compete intangibles associated with the acquisition of one of our resellers in 2014, partially offset by a decrease of $0.2 million in professional fees.

Other Income (Expense)

	Six Months Ended December 31,		Change
	2013	2014	$	%
Other income (expense)	$50	$129	$79	158%
Percentage of total revenues	*	*

*                                         Not Meaningful

Other income for the six months ended December 31, 2014 was not materially different as compared to the six months ended December 31, 2013. The slight increase in other income was primarily the result of reduced interest expense as we repaid approximately $1.3 million of debt since the six month period ended December 31, 2013 and did not have any notes payable outstanding during the six month period ended December 31, 2014.

Income Tax Expense

	Six Months Ended December 31,		Change
	2013	2014	$	%
Income tax (benefit) expense	$(1,239)	$62	$1,301	*
Percentage of total revenues	(3)%	*

*                                         Not Meaningful

Income tax expense for the six months ended December 31, 2014 increased by $1.3 million as compared to the six months ended December 31, 2013 due to the recognition of a deferred tax asset valuation allowance since the six month period ended December 31, 2013.

Quarterly Trends and Seasonality

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, some of which are outside of our control. Our historical results should not be considered a reliable indicator of our future results of operations.

We experience fluctuations in revenues and related costs on a seasonal basis, which are primarily seen in our fiscal third quarter, which ends on March 31 of each year. Specifically, our recurring revenue is positively impacted in our fiscal third quarter as a result of our preparation of W-2 documents for our clients’ employees in advance of tax filing requirements. The seasonal fluctuations in revenues also positively impact gross profits during our fiscal third quarter. Our historical results for our fiscal third quarter should not be considered a reliable indicator of our future results of operations.  Our interest income earned on funds held for clients is also positively impacted during our fiscal third quarter as a result of our increased collection of funds held for clients. Certain payroll taxes are primarily collected during our fiscal third quarter and subsequently remitted.

Implementation revenues are also typically higher during our fiscal third quarter as many of our new clients elect to implement our services following a calendar year-end. Implementation gross profit varies on a quarterly basis as costs are generally fixed in the near-term, while revenues vary based on the number of new client implementations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended December 31, 2014, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the SEC on August 22, 2014.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2014, our principal source of liquidity was $89.5 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2013	2014
Net cash provided by operating activities	$892	$849
Cash flows from investing activities:
Capitalized internally-developed software costs	(1,859)	(1,579)
Purchases of property and equipment	(2,787)	(4,165)
Payments for acquisitions	—	(2,585)
Net change in funds held for clients	(135,858)	(440,878)
Net cash used in investing activities	(140,504)	(449,207)
Cash flows from financing activities:
Net change in client funds obligation	135,858	440,878
Proceeds from follow-on offering, net of issuance costs	—	18,716
Payments on initial public offering costs	(698)	(75)
Proceeds from exercise of stock options	—	181
Issuance of common stock under employee stock purchase plan	—	670
Taxes paid related to net share settlements of equity awards	—	(1,380)
Principal payments on long-term debt	(313)	—
Net cash provided by financing activities	134,847	458,990
Net change in cash and cash equivalents	$(4,765)	10,632

Operating Activities

Net cash provided by operating activities was $0.8 million for the six months ended December 31, 2014 as compared to $0.9 million for the six months ended December 31, 2013.

The decrease in net cash provided by operating activities from the six months ended December 31, 2013 to the six months ended December 31, 2014 was primarily the result of a $9.7 million increase in net loss, partially offset by an increase of $6.8 million in stock-based compensation expense, a $1.2 million increase in depreciation and amortization expense, a $1.3 million increase in deferred income tax expense, as well as a $0.3 million increase in operating assets and liabilities.

Investing Activities

Changes in net cash used in investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involve the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During fiscal 2014 we processed almost $39 billion in payroll transactions.  We debit a client’s account prior to any disbursement on its behalf, at which time we begin earning interest on such funds. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Other investing activities that influence our net cash used in investing activities are our capitalization of internally developed software costs and purchases of property and equipment. We also paid $2.6 million in consideration toward amounts under the terms of our fiscal 2014 reseller acquisition.

Net cash used in investing activities was $449.2 million for the six months ended December 31, 2014 as compared to $140.5 million for the six months ended December 31, 2013.

Excluding the net change in funds held for clients, our net cash used in investing activities was $8.3 million for the six months ended December 31, 2014 as compared to $4.6 million for the six months ended December 31, 2013.

Financing Activities

Net cash provided by financing activities was $459.0 million for the six months ended December 31, 2014 as compared to $134.8 million for the six months ended December 31, 2013. The increase was primarily the result of the increases of $305.0 million in client fund obligations and the $18.7 million in proceeds received as a result of our follow-on offering net of issuance costs paid as of December 31, 2014.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2014:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations	$18,015	$3,985	$7,713	$5,259	$1,058
Unconditional purchase obligations	2,444	1,016	1,421	7	—
Consideration related to acquisition	400	400	—	—	—
	$20,859	$5,401	$9,134	$5,266	$1,058

Our remaining reseller agreement provides that we are required upon a termination of the agreement to acquire the assets of the reseller.  This agreement provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by us. We amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by us or (ii) December 31, 2014. In addition, we, but not the reseller, now have the right to terminate the agreement at any time. If a termination were to occur, the purchase price of the assets would be equal to 3.3 times the net revenues of the reseller for the 12 months preceding the termination effective date. We paid this reseller $0.5 million and $0.7 million during the three-month periods ended December 31, 2013 and 2014, respectively, and $1.0 million and $1.3 million during the six-month periods ended December 31, 2013 and 2014, respectively.

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $2.8 million and $4.2 million for the six months ended December 31, 2013 and 2014, respectively, exclusive of capitalized internally developed software costs of $1.9 million and $1.6 million for the same periods, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred net losses from time to time. We incurred net losses of $130,000 and $7,110,000 in fiscal 2011 and fiscal 2014, respectively, and incurred a net loss of $11,295,000 in the first two quarters of fiscal 2015. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses for the foreseeable future.

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

We rely on third-party couriers such as United Parcel Service, or UPS, to ship printed checks to our clients. Relying on UPS and other third-party couriers puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to perform tasks on our behalf. If UPS or other third-party couriers fail to perform their tasks, we could incur liability or suffer damages to our reputation, or both. If we are forced to use other third-party couriers, our costs could increase and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain terms as favorable as those we currently use, which could further increase our costs. These circumstances may negatively impact our business, financial condition and results of operations.

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

As of February 6, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 69.2% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of January 30, 2015, we had an aggregate of 50,486,538 outstanding shares of common stock. The 13,061,750, shares sold in our initial public offering and follow-on offering can be freely sold in the public market without restriction. In addition, 34,942,380 shares or approximately 69.2% of our outstanding shares will be eligible for sale upon the expiration of lock-up agreements, which is expected to occur 90 days after December 12, 2014, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 under the Securities Act of 1933, as amended.

In addition, we have registered 8,077,237 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

On March 24, 2014, we completed our initial public offering, or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014.  With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million; paid the $6.5 million required at closing on May 23, 2014 for the purchase of substantially all of the assets of BFKMS Inc.; and paid $2.6 million in fiscal 2015 for substantially all of the remaining purchase price of the assets of BFKMS Inc.

On December 17, 2014, we completed a follow-on offering of 4,600,000 shares of common stock at a price of $26.25 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200448) which was declared effective by the SEC on December 11, 2014. There have been no material changes in the planned use of proceeds from the follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on December 12, 2014.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.                          Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

Exhibit Nos.	Description
32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

#                          Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: February 6, 2015	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: February 6, 2015	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

#                          Furnished herewith