Form 10-Q
period 2015-03-31
Paylocity Holding Corp
filed 2015-05-08
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,624,561 shares of Common Stock, $0.001 par value per share, as of May 1, 2015.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2015

i

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$78,848	$93,227
Accounts receivable, net	756	1,070
Prepaid expenses and other	2,694	4,844
Deferred income tax assets, net	706	684

Total current assets before funds held for clients	83,004	99,825
Funds held for clients	417,261	731,616

Total current assets	500,265	831,441
Long-term prepaid expenses	313	213
Capitalized software, net	5,093	6,206
Property and equipment, net	13,125	15,715
Intangible assets, net	6,320	5,750
Goodwill	3,035	3,035

Total assets	$528,151	$862,360

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,133	$2,122
Taxes payable	5	—
Consideration related to acquisition	2,985	—
Accrued expenses	10,744	15,985

Total current liabilities before client fund obligations	15,867	18,107
Client fund obligations	417,261	731,616

Total current liabilities	433,128	749,723
Deferred rent	3,175	3,020
Deferred income tax liabilities, net	714	751

Total liabilities	$437,017	$753,494
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2014 and March 31, 2015	—	—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, and March 31, 2015, 49,564 shares issued and outstanding at June 30, 2014; and 50,616 shares issued and outstanding at March 31, 2015	50	51
Additional paid-in capital	125,255	152,529
Accumulated deficit	(34,171)	(43,714)
Total stockholders’ equity	$91,134	$108,866
Total liabilities and stockholders’ equity	$528,151	$862,360

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
Revenues:
Recurring fees	$30,719	$43,335	$73,602	$104,532
Interest income on funds held for clients	491	601	1,222	1,354

Total recurring revenues	31,210	43,936	74,824	105,886
Implementation services and other	2,556	3,336	5,216	6,808

Total revenues	33,766	47,272	80,040	112,694
Cost of revenues:
Recurring revenues	10,246	12,606	27,320	34,616
Implementation services and other	4,679	6,676	12,670	18,164

Total cost of revenues	14,925	19,282	39,990	52,780
Gross profit	18,841	27,990	40,050	59,914
Operating expenses:
Sales and marketing	8,678	12,673	19,290	31,152
Research and development	2,443	5,053	6,746	14,351
General and administrative	5,587	8,559	14,726	24,068

Total operating expenses	16,708	26,285	40,762	69,571
Operating income (loss)	2,133	1,705	(712)	(9,657)
Other income (expense)	59	51	109	180

Income (loss) before income taxes	2,192	1,756	(603)	(9,477)
Income tax benefit (expense)	(1,042)	(4)	197	(66)

Net income (loss)	$1,150	$1,752	$(406)	$(9,543)

Net income (loss) attributable to common stockholders	$430	$1,752	$(2,688)	$(9,543)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.03	$(0.08)	$(0.19)

Diluted	$0.01	$0.03	$(0.08)	$(0.19)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	44,360	50,533	32,437	49,954

Diluted	44,870	52,203	32,437	49,954

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2014	49,564	$50	$125,255	$(34,171)	$91,134
Follow-on offering, net of issuance costs	750	1	18,366	—	18,367
Stock-based compensation expense	—	—	11,162	—	11,162
Stock options exercised	342	—	2,464	—	2,464
Issuance of common stock upon vesting of restricted stock units	112	—	—	—	—
Issuance of common stock under employee stock purchase plan	36	—	670	—	670
Net settlement for taxes and/or exercise price related to equity awards	(188)	—	(5,388)	—	(5,388)
Net loss	—	—	—	(9,543)	(9,543)
Balances at March 31, 2015	50,616	$51	$152,529	$(43,714)	$108,866

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2014	2015
Cash flows provided by operating activities:

Net loss	$(406)	$(9,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,714	10,672
Depreciation and amortization	4,544	6,245
Deferred income tax (benefit) expense	(58)	59
Provision for doubtful accounts	79	89
Loss on disposal of equipment	—	45
Changes in operating assets and liabilities:
Accounts receivable	(130)	(403)
Prepaid expenses	(1,629)	(2,042)
Trade accounts payable	947	359
Accrued expenses	3,016	4,720
Net cash provided by operating activities	8,077	10,201

Cash flows from investing activities:
Capitalized internally developed software costs	(2,919)	(2,544)
Purchases of property and equipment	(4,954)	(6,331)
Payments for acquisition	—	(2,985)
Net change in funds held for clients	(185,818)	(314,355)
Net cash used in investing activities	(193,691)	(326,215)

Cash flows from financing activities:
Net change in client funds obligation	185,818	314,355
Proceeds from follow-on offering, net of cash paid for issuance costs	—	18,367
Proceeds from initial public offering, net of issuance costs	82,709	—
Payments on initial public offering costs	—	(75)
Proceeds from exercise of stock options	—	247
Proceeds from employee stock purchase plan	—	670
Taxes paid related to net share settlement of equity awards	—	(3,171)
Principal payments on long-term debt	(1,563)	—
Net cash provided by financing activities	266,964	330,393
Net Change in Cash and Cash Equivalents	81,350	14,379
Cash and Cash Equivalents—Beginning of Year	7,594	78,848
Cash and Cash Equivalents—End of Year	$88,944	$93,227
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowance received from landlord	$580	$253
Unpaid initial offering costs	$678	—
Purchase of property and equipment, accrued but not paid	$784	$701
Supplemental disclosure of cash flow information
Cash paid for income taxes	$202	$28
Cash paid for interest	$70	—

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

Follow-On Offering

In December 2014, the Company completed a follow-on offering in which it issued and sold 750 shares of common stock and existing shareholders sold 3,850 shares of common stock at a public offering price of $26.25 per share. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. The Company received net proceeds of $18,367 after deducting underwriting discounts and commissions of $935 and other offering expenses of $385.

In January 2015, the underwriters for the Company’s follow-on offering exercised their option to purchase 360 additional shares from certain shareholders of the Company of the 690 available as described in the final prospectus filed with the SEC in December 2014.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, software developed for internal use, valuation and useful lives of long-lived assets, definite-lived intangibles, goodwill, stock-based compensation expense, valuation of net deferred income tax assets and the best estimate of selling price for revenue recognition purposes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-month and nine-month periods ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.

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

(e) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board “(FASB)” issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “ retrospective” or “cumulative effect” transition method. The Company is currently evaluating which adoption method it will use. Early application is not permitted. The Company plans on adopting ASU 2014-09 beginning July 1, 2017, or in accordance with the FASB’s final guidance, and is currently assessing the potential effects of these changes to its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2014	$126
Charged to expense	89
Write-offs	(57)
Balance at March 31, 2015	$158

Capitalized software and accumulated amortization were as follows:

	June 30,	March 31,
	2014	2015
Internally developed software	$19,863	$22,897
Accumulated amortization	(14,770)	(16,691)
Capitalized software, net	$5,093	$6,206

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $580 and $643 for the three months ended March 31, 2014 and 2015, respectively and $1,809 and $1,921 for the nine months ended March 31, 2014 and 2015, respectively.

Property and equipment consist of the following:

	June 30,	March 31,
	2014	2015
Office equipment	$1,449	$1,837
Computer equipment	7,726	11,947
Furniture and fixtures	2,317	2,350
Software	4,963	5,198
Leasehold improvements	6,059	6,727
Time clocks rented by clients	2,360	3,014
	24,874	31,073
Accumulated depreciation	(11,749)	(15,358)
Property and equipment, net	$13,125	$15,715

Depreciation expense amounted to $1,040 and $1,252 for the three months ended March 31, 2014 and 2015, respectively and $2,735 and $3,754 for the nine months ended March 31, 2014 and 2015, respectively.

The components of accrued expenses were as follows:

	June 30,	March 31,
	2014	2015
Accrued payroll and personnel costs	$8,781	$13,968
Current portion of deferred rent	577	681
Other	1,386	1,336
Total accrued expenses	$10,744	$15,985

Intangible assets consist of the following:

	June 30, 2014	March 31, 2015	Weighted Average Useful Life
Client relationships	$6,180	$6,180	9 years
Non-solicitation agreement	220	220	3 years
Total	6,400	6,400
Accumulated amortization	(80)	(650)
Intangible assets, net	$6,320	$5,750

There was no amortization expense for acquired intangible assets for the three months or nine months ended March 31, 2014.  Amortization expense for acquired intangible assets was $190 for the three months and $570 for the nine months ended March 31, 2015.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and March 31, 2015 based upon the short-term nature of the assets and liabilities.

(5) Benefit Plans

(a) Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved 8,872 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 plan and permits the granting of options to purchase common stock and other equity incentives at the discretion the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan.  Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will increase automatically each calendar year, continuing through and including January 1, 2024 (“Evergreen provision”). The number of shares added each year will be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s Board of Directors. On January 1, 2015, the number of common shares in reserve increased by 2,272 shares as determined by the Board of Directors.

Under the 2008 and 2014 Plans, the exercise price of each option is not less than the fair value of a share of common stock on the grant date. As of March 31, 2015, the Company had 8,872 shares allocated to the 2014 Plan, of which 4,481 shares were subject to outstanding options or awards.  Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.  The options typically vest ratably over a three or four year period and expire 10 years from the grant date.  Stock-based compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule for each separately vesting portion of the award.

Stock-based compensation expense related to stock options and the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
Cost of revenue — recurring	$113	$431	$113	$1,245
Cost of revenue — non-recurring	97	354	97	1,031
Sales and marketing	175	861	175	2,639
Research and development	139	717	139	2,101
General and administrative	841	1,172	1,190	3,656
Total stock-based compensation expense	$1,365	$3,535	$1,714	$10,672

In addition, the Company capitalized $76 and $180 of stock-based compensation expense in its internal use software in the three months ended March 31, 2014 and 2015, respectively.  The Company capitalized $76 and $490 of stock-based compensation expense in its internal use software in the nine months ended March 31, 2014 and 2015, respectively.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free rate, expected life, expected stock price volatility and dividend yield.  The risk-free interest rate assumption is based upon observed interest rates for U.S. Treasury securities consistent with the expected term of the Company’s employee stock options.  The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method.  Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term.  The Company utilizes the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.  The Company has a limited history of trading as a public company.  Therefore, the expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.  The Company assumes no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the nine months ended March 31:

	Period ended March 31,
	2014	2015
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	29.5 – 44.5%	43.9%
Expected term (years)	4.0 – 6.0	6.25
Risk-free interest rate	0.52 – 1.94%	1.91%

The following table summarizes changes during the nine months ended March 31, 2015 in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2014	2,581
January 1, 2015 Evergreen provision increase	2,272
RSU’s granted	(397)
Options granted	(322)
Shares withheld in settlement of taxes and exercise price	188
Forfeitures	274
Shares removed	(205)
Available for grant at March 31, 2015	4,391

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and payment of exercise prices related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

The table below presents stock option activity during the nine months ended March 31, 2015:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2014	4,388	$10.00	8.58	$51,017
Options granted	322	24.80
Options forfeited	(257)	13.27
Options exercised	(342)	7.20
Balance at March 31, 2015	4,111	$11.19	7.92	$71,727
Options exercisable at March 31, 2015	1,722	$7.31	7.05	$36,718
Options vested and expected to vest at March 31, 2015	3,951	$10.95	7.88	$69,920

There were no options granted during the three-month period ended March 31, 2015. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2014 was $7.62.  The weighted average grant date fair value of options granted during the nine-month periods ended March 31, 2014 and 2015 was $6.39 and $11.15, respectively. The total intrinsic value of options exercised during the three and nine month periods ended March 31, 2015 was $5,054 and $7,117, respectively.  There were no options exercised in the three-month or nine-month periods ended March 31, 2014. At March 31, 2015, there was $7,280 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock option granted under the Plan. That expense is expected to be recognized over a weighted average period of 1.73 years.

The Company may also grant RSAs, RSUs and other equity incentive awards under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. The following table represents restricted stock unit activity during the nine months ended March 31, 2015:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2014	102	$17.00
RSUs granted	397	24.79
RSUs vested	(112)	18.01
RSUs cancelled/forfeited	(17)	24.80
RSU balance at March 31, 2015	370	$24.71
RSUs expected to vest at March 31, 2015	338	$24.70

At March 31, 2015, there was $5,503 of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That expense is expected to be recognized over a weighted average period of 2.07 years.

(b) Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors and approved by the stockholders on February 6, 2014 and was effective upon completion of the Company’s initial public offering.

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

As of March 31, 2015, a total of 1,100 shares of common stock have been reserved for future issuance under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. On January 1, 2015, the number of common shares in reserve increased by 136 shares as determined by the Company’s board of directors.

The Company commenced its initial ESPP four-month offering period on July 16, 2014, issued 36 shares at the completion of that four-month offering period and commenced a six-month offering period on November 16, 2014. The Company recorded compensation expense attributable to the ESPP of $176 and $460 for the three-month and nine-month periods ended March 31, 2015, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended March 31,
	2014	2015
Valuation assumptions:
Expected dividend yield	N/A	0%
Expected volatility	N/A	35.5 – 41.7%
Expected term (years)	N/A	0.3 – 0.5
Risk-free interest rate	N/A	0.04 – 0.06%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were $316 and $474 for the three-month periods ended March 31, 2014 and 2015, respectively and were $793 and $1,183 for the nine-month periods ended March 31, 2014 and 2015, respectively.

(6) Commitments and Contingencies

Reseller Agreements

The Company had agreements with two organizations that sell the Company’s offerings and services in defined areas of the country, one of which was terminated in May 2014. The Company exercised its right to terminate the first reseller agreement and acquired substantially all of the assets of the reseller in May 2014 as described in Note 5 of the audited consolidated financial statements and related notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2014.  The Company paid the first reseller $898 and $2,249 during the three and nine months ended March 31, 2014, respectively, under the terminated reseller agreement. The Company paid the first reseller $400 and $2,985 during the three and nine months ended March 31, 2015, respectively, under the terms of the asset purchase agreement signed in May 2014.

The initial term of the second reseller agreement commenced in June 2009 and is set to expire in June 2016 unless renewed or terminated.  The second reseller agreement originally provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by the Company. The Company amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by the Company or (ii) December 31, 2014. In addition, the Company, but not the reseller, has the right to terminate the agreement at any time. The Company paid the second reseller $557 and $928 during the three-month periods ended March 31, 2014 and 2015, respectively and $1,520 and $2,258 during the nine-month periods ended March 31, 2014 and 2015, respectively.

In April 2015, the Company exercised its right to terminate the second reseller agreement as part of its sales channel simplification strategy and closed on the purchase of substantially all of the reseller’s assets for an estimated purchase price of $9,529. The Company paid $8,994 at closing, will pay an estimated $235 in August 2015 and will pay an estimated $300 in January 2016 subject to any qualifying indemnification claims in accordance with the asset purchase agreement.  This acquisition will be accounted for as a business combination in accordance with ASC 805, Business Combinations and the Company will finalize the allocation of the purchase price to the assets acquired as the Company receives additional information regarding the acquisition, including a final valuation of the assets purchased.

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

Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. Since the Series A and Series B Redeemable Convertible Preferred Stock were entitled to participate should any common stock dividends be declared but were not obligated to participate in any losses generated by the Company, diluted net income per share is computed using the weighted-average number of common shares plus the Series A and Series B Redeemable Convertible Preferred Stock on a weighted-average basis and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options and unvested RSU’s is reflected in diluted earnings per share by application of the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
Basic net income (loss) per share:
Numerator:
Net income (loss)	$1,150	$1,752	$(406)	$(9,543)
Less: Preferred dividend rights attributable to participating securities	(720)	—	(2,282)	—
Net income (loss) attributable to common stockholders	$430	$1,752	$(2,688)	$(9,543)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic (in thousands)	44,360	50,533	32,437	49,954
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares (in thousands)	510	1,670	—	—
Diluted (in thousands)	44,870	52,203	32,437	49,954

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.03	$(0.08)	$(0.19)
Diluted	$0.01	$0.03	$(0.08)	$(0.19)

The following table summarizes the outstanding employee stock options, restricted stock units and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015

Restricted stock units	—	6	102	370
Employee stock purchase plan shares	—	—	—	36
Employee stock options	—	328	4,441	4,111
Total	—	334	4,543	4,517

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

The Company recorded income tax benefit (expense) of $(1,042) and $(4) for the three-month periods ended March 31, 2014 and 2015, respectively and $197 and $(66) for the nine-month periods ended March 31, 2014 and 2015, respectively.  The Company’s effective rate for the three and nine months ended March 31, 2014 differed from statutory rates primarily due to federal and state research and development credits and expenses not deductible for income tax reporting purposes.  The Company’s effective tax rate for the three and nine months ended March 31, 2015 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  As of March 31, 2015, the Company had no unrecognized tax benefits.

On September 13, 2013, the IRS issued final regulations and re-proposed regulations that provide guidance with respect to (i) the treatment of materials and supplies, (ii) capitalization of amounts paid to acquire or produce tangible property, (iii) the determination of whether an expenditure with respect to tangible property is a deductible repair or a capital expenditure, and (iv) dispositions of MACRS property.  The final regulations are effective for the fiscal year ending June 30, 2015 and have not had a material impact on the Company’s results of operations, financial position, or cash flows.

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

(10) Subsequent Events

In April 2015, the Company exercised its right to terminate its remaining reseller agreement. See Note 6 for further details.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $74.8 million for the nine months ended March 31, 2014 to $105.9 million for the nine months ended March 31, 2015, representing a 42% year-over-year increase. Recurring revenue represented 94% of total revenue during the nine months ended March 31, 2014 and 2015. Recurring revenue increased from $31.2 million for the three months ended March 31, 2014 to $43.9 million for the three months ended March 31, 2015, representing a 41% year-over-year increase. Recurring revenue represented 92% and 93% of total revenue for the three month periods ended March 31, 2014 and 2015, respectively.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 41% and 42% for the nine-month periods ended March 31, 2014 and 2015, respectively.

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software, stock-based compensation expenses, and employer payroll tax related to stock releases and option exercises, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software, stock-based compensation expenses, and employer payroll tax related to stock releases and option exercises, if any. We define Adjusted EBITDA as net loss before interest expense (income), income tax expense (benefit), depreciation and amortization, stock-based compensation expenses, and employer payroll tax related to stock releases and option exercises, if any. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Adjusted Gross Profit	$19,631	$29,435	$42,069	$64,130
Adjusted Recurring Gross Profit	$21,657	$32,415	$49,426	$74,447
Adjusted EBITDA	$5,199	$7,526	$5,722	$7,651

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$18,841	$27,990	$40,050	$59,914
Amortization of capitalized research and development costs	580	643	1,809	1,921
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	210	802	210	2,295
Adjusted Gross Profit	$19,631	$29,435	$42,069	$64,130

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$31,210	$43,936	$74,824	$105,886
Cost of recurring revenues	10,246	12,606	27,320	34,616
Recurring gross profit	20,964	31,330	47,504	71,270
Amortization of capitalized research and development costs	580	643	1,809	1,921
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	113	442	113	1,256
Adjusted Recurring Gross Profit	$21,657	$32,415	$49,426	$74,447

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$1,150	$1,752	$(406)	$(9,543)
Interest expense	22	—	67	—
Income tax (benefit) expense	1,042	4	(197)	66
Depreciation and amortization	1,620	2,085	4,544	6,245
EBITDA	3,834	3,841	4,008	(3,232)
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,365	3,685	1,714	10,883
Adjusted EBITDA	$5,199	$7,526	$5,722	$7,651

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 91% and 92% of our total revenues during each of the three-month periods ended March 31, 2014 and 2015, respectively, and 92% and 93% of our total revenues during each of the nine-month periods ended March 31, 2014 and 2015, respectively.

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

Cost of Revenues

Cost of Recurring Revenues

Costs of recurring revenues are generally expensed as incurred and include costs to provide our payroll and other HCM solutions primarily consisting of employee-related expenses (including wages, stock-based compensation expense, bonuses and benefits) and costs relating to the provision of ongoing client support, payroll tax filing, distribution of printed checks and other materials. These costs also include third-party reseller costs, delivery costs, computing costs and amortization of capitalized software costs, as well as bank fees associated with client fund transfers. We expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We capitalize a portion of our costs for software developed for internal use, which are then all amortized as a cost of recurring revenues. We amortized $0.6 million during both of the three months ended March 31, 2014 and 2015, and $1.8 million and $1.9 million during each of the nine months ended March 31, 2014 and 2015, respectively.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation expense, bonuses and benefits, marketing expenses and other related costs. Commissions are primarily earned and recognized in the month when implementation is complete and the client first utilizes a service. Bonuses paid to sales staff for attainment of certain performance criteria are accrued in the fiscal year in which they are earned and are subsequently paid annually in the first fiscal quarter of the following year.

We will seek to grow our number of clients for the foreseeable future and therefore our sales and marketing expense is expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

Research and Development

Research and development expenses consist primarily of employee-related expenses for our research and development and product management staff, including wages, stock-based compensation expense, benefits and bonuses. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies and ongoing refinement of our existing solutions. Research and development expenses, other than software development expenses qualifying for capitalization, are expensed as incurred.

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2014 and 2015, respectively.

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
Capitalized portion of research and development	$1,136	$1,145	$2,995	$3,034
Expensed portion of research and development	2,443	5,053	6,746	14,351
Total research and development	$3,579	$6,198	$9,741	$17,385

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

General and Administrative

General and administrative expenses consist primarily of other employee-related costs, including wages, benefits, stock-based compensation expense and bonuses for our administrative, finance, accounting, and human resources departments. Additional expenses include consulting and professional fees, insurance and other corporate expenses.

We expect our general and administrative expenses to increase in absolute dollars as a result of our operation as a public company. These expenses will also include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance and increased professional services expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on borrowings under notes payable, if any.  As of March 31, 2015, the Company had no notes payable outstanding.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$30,719	$43,335	$73,602	$104,532
Interest income on funds held for clients	491	601	1,222	1,354
Total recurring revenues	31,210	43,936	74,824	105,886
Implementation services and other	2,556	3,336	5,216	6,808
Total revenues	33,766	47,272	80,040	112,694
Cost of revenues:
Recurring revenues	10,246	12,606	27,320	34,616
Implementation services and other	4,679	6,676	12,670	18,164
Total costs of revenues	14,925	19,282	39,990	52,780
Gross profit	18,841	27,990	40,050	59,914
Operating expenses:
Sales and marketing	8,678	12,673	19,290	31,152
Research and development	2,443	5,053	6,746	14,351
General and administrative	5,587	8,559	14,726	24,068
Total operating expenses	16,708	26,285	40,762	69,571
Operating income (loss)	2,133	1,705	(712)	(9,657)
Other income (expense)	59	51	109	180
Income (loss) before income taxes	2,192	1,756	(603)	(9,477)
Income tax benefit (expense)	(1,042)	(4)	197	(66)
Net income (loss)	$1,150	$1,752	(406)	$(9,543)

The following table sets forth our statements of operations data as a percentage of revenue for each of the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	91%	92%	92%	93%
Interest income on funds held for clients	1%	1%	2%	1%
Total recurring revenues	92%	93%	94%	94%
Implementation services and other	8%	7%	6%	6%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	30%	27%	34%	31%
Implementation services and other	14%	14%	16%	16%
Total costs of revenues	44%	41%	50%	47%
Gross profit	56%	59%	50%	53%
Operating expenses:
Sales and marketing	26%	26%	24%	27%
Research and development	7%	11%	9%	13%
General and administrative	17%	18%	18%	21%
Total operating expenses	50%	55%	51%	61%
Operating income (loss)	6%	4%	(1)%	(8)%
Other income (expense)	0%	0%	0%	0%
Income (loss) before income taxes	6%	4%	(1)%	(8)%
Income tax benefit (expense)	(3)%	0%	0%	0%
Net income (loss)	3%	4%	(1)%	(8)%

Comparison of Three Months Ended March 31, 2014 and 2015

Revenues

	Three Months Ended March 31,		Change
	2014	2015	$	%
Recurring fees	$30,719	$43,335	$12,616	41%
Percentage of total revenues	91%	92%
Interest income on funds held for clients	491	601	110	22%
Percentage of total revenues	1%	1%
Implementation services and other	2,556	3,336	780	31%
Percentage of total revenues	8%	7%

Recurring Fees

Recurring fees for the three months ended March 31, 2015 increased by $12.6 million, or 41%, to $43.3 million from $30.7 million for the three months ended March 31, 2014. Recurring fees increased primarily as a result of revenue from new clients and increased revenue per client.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2015 was not materially different as compared to the three months ended March 31, 2014. The increase in interest income was primarily due to an increase in the amount of funds held for clients.

Implementation Services and Other

Implementation services and other revenue for the three months ended March 31, 2015 increased by $0.8 million, or 31%, to $3.3 million from $2.6 million for the three months ended March 31, 2014. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended March 31, 2015 in comparison to the three months ended March 31, 2014.

Cost of Revenues

	Three Months Ended March 31,		Change
	2014	2015	$	%
Cost of recurring revenues	$10,246	$12,606	$2,360	23%
Percentage of recurring revenues	33%	29%
Recurring gross margin	67%	71%
Cost of implementation services and other	4,679	6,676	1,997	43%
Percentage of implementation services and other	183%	200%
Implementation gross margin	(83)%	(100)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended March 31, 2015 increased by $2.4 million, or 23%, to $12.6 million from $10.2 million for the three months ended March 31, 2014. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $1.3 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $0.3 million stock-based compensation expense associated with our broad based equity incentive plan and $1.2 million of fees related to the delivery of our services, partially offset by a $0.5 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of one of our resellers during fiscal 2014. Recurring gross margin increased from 67% for the three months ended March 31, 2014 to 71% for the three months ended March 31, 2015, primarily due to the reduction in reseller expenses.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended March 31, 2015 increased by $2.0 million, or 43%, to $6.7 million from $4.7 million for the three months ended March 31, 2014. Cost of implementation services and other increased primarily due to an increase in new clients, and a corresponding increase of $1.4 million in employee-related and other costs to implement our solutions for new clients and $0.3 million stock-based compensation expense during the three months ended March 31, 2015.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2014	2015	$	%
Sales and marketing	$8,678	$12,673	$3,995	46%
Percentage of total revenues	26%	26%

Sales and marketing expenses for the three months ended March 31, 2015 increased by $4.0 million, or 46%, to $12.7 million from $8.7 million for the three months ended March 31, 2014. The increase in sales and marketing expenses was primarily the result of $3.2 million of additional employee-related expenses incurred due to the expansion of our sales team by 50 personnel (including management, direct sales and sales administration) and the addition of 9 sales lead generation personnel. The increase was also attributable to $0.7 million of stock-based compensation expense during the three months ended March 31, 2015 associated with our broad based equity incentive plan.

Research and Development

	Three Months Ended March 31,		Change
	2014	2015	$	%
Research and development	$2,443	$5,053	$2,610	107%
Percentage of total revenues	7%	11%

Research and development for the three months ended March 31, 2015 increased by $2.6 million, or 107%, to $5.1 million from $2.4 million for the three months ended March 31, 2014. The increase in research and development expense was primarily as a result of $1.9 million in employee-related expenses related to 55 additional development personnel and $0.7 million of stock-based compensation expense associated with our broad based equity incentive plan. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the three months ended March 31, 2015.

General and Administrative

	Three Months Ended March 31,		Change
	2014	2015	$	%
General and administrative	$5,587	$8,559	$2,972	53%
Percentage of total revenues	17%	18%

General and administrative expenses for the three months ended March 31, 2015 increased by $3.0 million, or 53%, to $8.6 million from $5.6 million for the three months ended March 31, 2014. The increase was primarily the result of $1.5 million of employee-related expenses related to 25 additional personnel, $0.3 million of additional stock-based compensation expense, $0.4 million of increased occupancy costs incurred as a result of our requirement for added office space and $0.3 million of professional fees.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2014	2015	$	%
Other income (expense)	$59	$51	$8	14%
Percentage of total revenues	*	*

*                                         Not Meaningful

Other income for the three months ended March 31, 2015 was not materially different as compared to the three months ended March 31, 2014.

Income Tax Expense

	Three Months Ended March 31,		Change
	2014	2015	$	%
Income tax expense	$1,042	$4	$1,038	100%
Percentage of total revenues	(3)%	*

*                                         Not Meaningful

Income tax expense for the three months ended March 31, 2015 decreased by $1.0 million as compared to the three months ended March 31, 2014 due to the recognition of a deferred tax asset valuation allowance since the three month period ended March 31, 2014.

Comparison of Nine Months Ended March 31, 2014 and 2015

Revenues

	Nine Months Ended March 31,		Change
	2014	2015	$	%
Recurring fees	$73,602	$104,532	$30,930	42%
Percentage of total revenues	92%	93%
Interest income on funds held for clients	1,222	1,354	132	11%
Percentage of total revenues	2%	1%
Implementation services and other	5,216	6,808	1,592	31%
Percentage of total revenues	6%	6%

Recurring Fees

Recurring fees for the nine months ended March 31, 2015 increased by $30.9 million, or 42%, to $104.5 million from $73.6 million for the nine months ended March 31, 2014. Recurring fees increased primarily as a result of revenue from new clients and increased revenue per client.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2015 was not materially different as compared to the nine months ended March 31, 2014. The increase in interest income was due to an increase in the amount of funds held for clients, partially offset by declining interest rates.

Implementation Services and Other

Implementation services and other revenue for the nine months ended March 31, 2015 increased by $1.6 million, or 31%, to $6.8 million from $5.2 million for the nine months ended March 31, 2014. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the nine months ended March 31, 2015 in comparison to the nine months ended March 31, 2014.

Cost of Revenues

	Nine Months Ended March 31,		Change
	2014	2015	$	%
Cost of recurring revenues	$27,320	$34,616	$7,296	27%
Percentage of recurring revenues	37%	33%
Recurring gross margin	63%	67%
Cost of implementation services and other	12,670	18,164	5,494	43%
Percentage of implementation services and other	243%	267%
Implementation gross margin	(143)%	(167)%

Cost of Recurring Revenues

Cost of recurring revenues for the nine months ended March 31, 2015 increased by $7.3 million, or 27%, to $34.6 million from $27.3 million for the nine months ended March 31, 2014. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $3.8 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.1 million stock-based compensation expense associated with our broad based equity incentive plan and $3.8 million of fees related to the delivery of our services, partially offset by a $1.5 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of one of our resellers during fiscal 2014. Recurring gross margin increased from 63% for the nine months ended March 31, 2014 to 67% for the nine months ended March 31, 2015, primarily due to the reduction in reseller expenses as well as a reduction in amortization expense.

Cost of Implementation Services and Other

Cost of implementation services and other for the nine months ended March 31, 2015 increased by $5.5 million, or 43%, to $18.2 million from $12.7 million for the nine months ended March 31, 2014. Cost of implementation services and other increased primarily due to an increase in new clients, and a corresponding increase of $4.0 million in employee-related and other costs to implement our solutions for new clients and $0.9 million of stock-based compensation expense during the nine months ended March 31, 2015.

Operating Expenses

Sales and Marketing

	Nine Months Ended March 31,		Change
	2014	2015	$	%
Sales and marketing	$19,290	$31,152	$11,862	61%
Percentage of total revenues	24%	27%

Sales and marketing expenses for the nine months ended March 31, 2015 increased by $11.9 million, or 61%, to $31.2 million from $19.3 million for the nine months ended March 31, 2014. The increase in sales and marketing expenses was primarily the result of $9.1 million of employee-related expenses incurred due to the expansion of our sales team by 50 personnel (including management, direct sales and sales administration) and the addition of 9 sales lead generation personnel.  The increase was also attributable to $2.5 million of stock-based compensation expense during the nine months ended March 31, 2015 associated with our broad based equity incentive plan.

Research and Development

	Nine Months Ended March 31,		Change
	2014	2015	$	%
Research and development	$6,746	$14,351	$7,605	113%
Percentage of total revenues	9%	13%

Research and development for the nine months ended March 31, 2015 increased by $7.6 million, or 113%, to $14.4 million from $6.7 million for the nine months ended March 31, 2014. The increase in research and development expense was primarily as a result of $5.2 million in employee-related expenses related to 55 additional development personnel and $2.4 million of stock-based compensation expense associated with our broad based equity incentive plan. The Company’s emphasis is on hiring highly skilled technical personnel as well as expanding the management team in this area, resulting in higher average salaries and increased research and development expense per incremental employee for the nine months ended March 31, 2015.

General and Administrative

	Nine Months Ended March 31,		Change
	2014	2015	$	%
General and administrative	$14,726	$24,068	$9,342	63%
Percentage of total revenues	18%	21%

General and administrative expenses for the nine months ended March 31, 2015 increased by $9.3 million, or 63%, to $24.1 million from $14.7 million for the nine months ended March 31, 2014. The increase was primarily the result of $3.8 million of employee-related expenses related to 25 additional personnel, $2.5 million of additional stock-based compensation expense, $1.2 million of increased occupancy costs incurred as a result of our requirement for added office space, $0.7 million of increased insurance costs associated with being a public company, and $0.6 million of amortization expense of the customer relationship and non-compete intangibles associated with the acquisition of one of our resellers in 2014.

Other Income (Expense)

	Nine Months Ended March 31,		Change
	2014	2015	$	%
Other income (expense)	$109	$180	$71	65%
Percentage of total revenues	*	*

*                                         Not Meaningful

Other income for the nine months ended March 31, 2015 was not materially different as compared to the nine months ended March 31, 2014. The slight increase in other income was primarily the result of reduced interest expense as we repaid approximately $1.6 million of debt during the nine month period ended March 31, 2014 and did not have any notes payable outstanding during the nine month period ended March 31, 2015.

Income Tax Expense

	Nine Months Ended March 31,		Change
	2014	2015	$	%
Income tax (benefit) expense	$(197)	$66	$263	134%
Percentage of total revenues	*	*

*                                         Not Meaningful

Income tax expense for the nine months ended March 31, 2015 increased by $0.3 million as compared to the nine months ended March 31, 2014 due to the recognition of a deferred tax asset valuation allowance since the nine month period ended March 31, 2014.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended March 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed with the SEC on August 22, 2014.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2015, our principal source of liquidity was $93.2 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2014	2015
Net cash provided by operating activities	$8,077	$10,201
Cash flows from investing activities:
Capitalized internally-developed software costs	(2,919)	(2,544)
Purchases of property and equipment	(4,954)	(6,331)
Payments for acquisitions	—	(2,985)
Net change in funds held for clients	(185,818)	(314,355)
Net cash used in investing activities	(193,691)	(326,215)
Cash flows from financing activities:
Net change in client funds obligation	185,818	314,355
Proceeds from IPO, net of issuance costs	82,709	—
Proceeds from follow-on offering, net of issuance costs	—	18,367
Payments on initial public offering costs	—	(75)
Proceeds from exercise of stock options	—	247
Issuance of common stock under employee stock purchase plan	—	670
Taxes paid related to net share settlements of equity awards	—	(3,171)
Principal payments on long-term debt	(1,563)	—
Net cash provided by financing activities	266,964	330,393
Net change in cash and cash equivalents	$81,350	14,379

Operating Activities

Net cash provided by operating activities was $10.2 million for the nine months ended March 31, 2015 as compared to $8.1 million for the nine months ended March 31, 2014.

The increase in net cash provided by operating activities from the nine months ended March 31, 2014 to the nine months ended March 31, 2015 was primarily the result of an increase of $9.0 million in stock-based compensation expense, a $1.7 million increase in depreciation and amortization expense, as well as a $0.4 million increase in operating assets and liabilities, partially offset by a $9.1 million increase in net loss.

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

Other investing activities that influence our net cash used in investing activities are our capitalization of internally developed software costs and purchases of property and equipment. We also paid $3.0 million in consideration during the nine months ended March 31, 2015 under the terms of our fiscal 2014 reseller acquisition.

Net cash used in investing activities was $326.2 million for the nine months ended March 31, 2015 as compared to $193.7 million for the nine months ended March 31, 2014.

Excluding the net change in funds held for clients, our net cash used in investing activities was $11.9 million for the nine months ended March 31, 2015 as compared to $7.9 million for the nine months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities was $330.4 million for the nine months ended March 31, 2015 as compared to $267.0 million for the nine months ended March 31, 2014. The increase was primarily the result of the increase of $128.5 million in client fund obligations, partially offset by a $64.4 million year-over-year decrease in proceeds received as a result of public offerings, net of offering costs.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2015:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations	$13,737	$3,897	$7,330	$2,317	$193
Unconditional purchase obligations	1,940	1,021	913	6	—
	$15,677	$4,918	$8,243	$2,323	$193

Our remaining reseller agreement originally provided that the reseller may terminate the agreement by providing nine months’ prior notice or upon an initial public offering by us. We amended this agreement in December of 2013 to provide that the reseller may not give a nine-month termination notice until after the earlier of (i) six months following the closing of an initial public offering by us or (ii) December 31, 2014. In addition, we, but not the reseller, have the right to terminate the agreement at any time. We paid the second reseller $0.6 million and $0.9 million during the three-month periods ended March 31, 2014 and 2015, respectively and $1.5 million and $2.3 million during the nine-month periods ended March 31, 2014 and 2015, respectively.

In April 2015, we exercised our right to terminate the agreement and closed on the purchase of substantially all of the reseller’s assets for an estimated purchase price of $9.5 million. We paid $9.0 million at closing, will pay an estimated $0.2 million in August 2015 and will pay an estimated $0.3 million in January 2016 subject to any qualifying indemnification claims in accordance with the asset purchase agreement.

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $5.0 million and $6.3 million for the nine months ended March 31, 2014 and 2015, respectively, exclusive of capitalized internally developed software costs of $2.9 million and $2.5 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “ retrospective” or “cumulative effect” transition method. We are currently evaluating which adoption method it will use.

Early application is not permitted. We plan on adopting ASU 2014-09 beginning July 1, 2017, or in accordance with the FASB’s final guidance, and are currently assessing the potential effects of these changes to our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred net losses from time to time. We incurred net losses of $130,000 and $7,110,000 in fiscal 2011 and fiscal 2014, respectively, and incurred a net loss of $9,543,000 in the first three quarters of fiscal 2015. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to maintain profitability, and we may incur losses for the foreseeable future.

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

As of May 1, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 69.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of May 1, 2015, we had an aggregate of 50,624,561 outstanding shares of common stock. The 13,061,750, shares sold in our initial public offering and follow-on offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

In addition, we have registered 10,485,694 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

On March 24, 2014, we completed our initial public offering, or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions.   The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014.  With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million, and paid $9.5 million for the purchase of substantially all of the assets of BFKMS Inc.

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

PAYLOCITY HOLDING CORPORATION

Date: May 8, 2015	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: May 8, 2015	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer & Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

#                          Furnished herewith