Form 10-K
period 2015-06-30
Paylocity Holding Corp
filed 2015-08-14
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2014, the last day of registrant’s most recently completed second fiscal quarter, was $415,799,087 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of August 7, 2015, there were 50,712,929 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2015 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2015

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. As of June 30, 2015, we served approximately 10,350 clients across the U.S., which on average had over 100 employees. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the human resource, payroll and finance capabilities of our clients.

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

We market and sell our products primarily through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and by referrals from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided in respect of those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2013, 2014 and 2015. Our total revenues increased from $77.3 million in fiscal 2013 to $108.7 million in fiscal 2014, representing a 41% year-over-year increase and to $152.7 million in fiscal 2015, representing a 40% year-over-year increase.  Our recurring revenues increased from $72.8 million in fiscal 2013 to $101.9 million in fiscal 2014, representing a 40% year-over-year increase, and to $144.1 million in fiscal 2015, representing a 41% year-over-year increase. Although we do not have long-term contracts with our clients and our agreements with clients are generally terminable on 60 days’ or less notice, our recurring revenue model provides significant visibility into our future operating results.

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

Large Market Opportunity for Payroll and HCM Solutions

According to market analyses published by International Data Corporation, or IDC, titled Worldwide and U.S. Human Capital Management Applications 2015-2019 Forecast (June 2015) and U.S. Payroll Outsourcing Services 2013-2017 Forecast and Analysis (October 2013), the U.S. market for HCM applications and payroll outsourcing services is estimated to be $24 billion in 2015. The market opportunity is driven by the importance of payroll and HCM solutions to the successful management of organizations.

To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 565,000 firms with 20 to 999 employees in the U.S. in 2010, employing over 40 million persons. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $230 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $9.0 billion. Our existing clients do not typically buy our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

Organizations Are Increasingly Transitioning to SaaS Solutions

SaaS solutions are easier and more affordable to implement and operate than those offered by traditional software providers. SaaS solutions also enable software updates with greater frequency and without new hardware investments, enabling organizations to better react to changes in their environments. Many organizations are transitioning to SaaS solutions for front-office business applications such as salesforce management. Similarly, we believe organizations are adopting back-office SaaS applications, such as payroll and HCM, with increasing frequency. According to a market analysis published by IDC, titled Worldwide SaaS and Cloud

Software 2014-2018 Forecast and 2013 Vendor Shares (July 2014), the U.S. SaaS market is estimated to be $32 billion in 2015 and is projected to grow at a 17% compound annual growth rate from 2013 to 2018.

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

Our Solution

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations.  Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments.  As of June 30, 2015, we served approximately 10,350 clients across the U.S., which on average had over 100 employees.

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

Our Strategy

We intend to strengthen and extend our position as a provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

•                  Grow Our Client Base.  We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we served approximately 10,350 clients across the U.S. as of June 30, 2015, there were over 565,000 firms with 20 to 999 employees in the United States, employing more than 40 million persons, according to the U.S. Census Bureau in 2010. In order to acquire new clients, we plan to continue to grow our sales organization aggressively across all U.S. geographies.

•                  Expand Our Product Offerings. We believe that our leadership position is in significant part the result of our investment and innovation in our product offerings designed for medium-sized organizations. Therefore, we plan to increase investment in software development to continue to advance our platform and expand our product offerings.  For example, in June 2015 we announced the release of ACA Enhanced, which will provide compliance and reporting for the Affordable Care Act.

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

Paylocity Affordable Care Act Enhanced

Paylocity Affordable Care Act Enhanced (ACA Enhanced), which we recently released and made available to our clients for fiscal 2016, provides compliance and reporting for the Affordable Care Act (ACA).  ACA Enhanced automates form capture, preparation and filing of forms 1094-C and 1095-C.  This compliance tool also includes enhanced dashboards, reporting, alerts and notifications.

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

Client Service

Our client service model is designed to serve the needs of medium-sized organizations and to build loyalty by developing strong relationships with our clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2013, 2014 and 2015.

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

Clients

As of June 30, 2015, we provided our solutions to approximately 10,350 clients in all U.S states. Although many clients have multiple divisions, segments or locations, we only count such clients once for these purposes.

Our clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2013, 2014 and 2015, no client accounted for more than 1% of our revenues.

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

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2015, greater than 25% of our new client revenue originated by referrals from participants in our referral network.

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

We host our solutions at our primary data center at our corporate headquarters in Arlington Heights, Illinois. We also utilize data centers at third-party facilities in Franklin Park, Illinois and Kenosha, Wisconsin for backup and disaster recovery. We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.

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

Research and development costs, including research and development costs that were capitalized, were $8.8 million, $15.0 million and $24.7 million for the years ended June 30, 2013, 2014 and 2015, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

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

Employees

As of June 30, 2015, we had approximately 1,320 full-time employees, of which 420 were in client services and operations, 320 were in client implementation, 200 were in research and development, 270 were in sales and marketing and 110 were in general and administrative. None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our culture benefits our clients and supports our growth. Our management team is committed to maintaining and improving our culture even as we grow rapidly.

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

We have incurred net losses from time to time. We incurred net losses of $130,000, $7,110,000, and $13,972,000 in fiscal 2011, fiscal 2014, and fiscal 2015, respectively. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions, and include enterprise-focused software providers, such as Ultimate Software Group, Inc., Workday, Inc., SAP AG, Oracle Corporation and Ceridian Corporation, payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc. and other regional providers, and HCM point solutions, such as Cornerstone OnDemand, Inc.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that greater than 25% of our new sales in fiscal 2015 were referred to us from our referral network participants, and our referral network may become an even more significant source of client referrals in the future. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

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

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2015 we processed almost $54 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

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

Our ability to deliver our payroll and HCM solutions depends on our ability to effectively implement and to transition to, and train our clients on, our solutions. We do not recognize revenue from new clients until they process their first payroll. Further, our agreements with our clients are generally terminable by the clients on 60 days’ or less notice. If a client is not satisfied with our implementation services, the client could terminate its agreement with us before we have recovered our costs of implementation services, which would adversely affect our results of operations and cash flows. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.

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

We host our applications and serve all of our clients from data centers located at our company headquarters in Arlington Heights, Illinois with backup data centers at third-party facilities in Franklin Park, Illinois and Kenosha, Wisconsin. We also may decide to employ additional offsite data centers in the future to accommodate growth.

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

In addition, while we own, control and have access to our servers and all of the components of our network that are located in our backup data centers, we do not control the operation of these facilities. The operators of our third party data center facilities have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if the data center operators are acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur costs and experience service interruption in doing so.

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

As of August 7, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 64.4% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

We have not declared or paid dividends on our common stock in the past two fiscal years and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

As of August 7, 2015, we had an aggregate of 50,712,929 outstanding shares of common stock. The 13,061,750 shares sold in our initial public offering and follow-on offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with this annual report for the fiscal year ending June 30, 2015, provide a management report on the internal controls over financial reporting. When we eventually lose our status as an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, management’s report on the internal controls over financial reporting will be required to be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with these public company requirements has made some activities more time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel have been required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. At such time as we are no longer an emerging growth company, as defined by the JOBS Act, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2015, our corporate headquarters occupied approximately 126,000 square feet in Arlington Heights, Illinois under a lease expiring in July 2022. As of June 30, 2015, we also leased facilities in New York, New York, Lake Mary, Florida Nashua, New Hampshire, Springfield, New Jersey and Oakland, California.

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

Year ended June 30, 2014	High	Low

Third Quarter (from March 19, 2014)	$31.00	$22.11
Fourth Quarter	$25.07	$15.24
Year ended June 30, 2015
First Quarter	$26.00	$18.50
Second Quarter	$30.41	$19.20
Third Quarter	$33.22	$22.21
Fourth Quarter	$37.96	$26.16

On August 7, 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $35.62 per share, and there were 17 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On March 24, 2014, we completed our initial public offering, or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions. We sold 5,366,667 of such shares and existing shareholders sold an aggregate of 2,735,083 of such shares.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014.

With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million, paid $9.4 million for the purchase of substantially all of the assets of BFKMS Inc., and paid $9.0 million for the purchase of substantially all of the assets of Synergy Payroll LLC.

Use of Proceeds from Follow-On Offering of Common Stock

On December 17, 2014, we completed a follow-on offering of 4,960,000 shares of common stock at a price of $26.25 per share, before underwriting discounts and commissions. We sold 750,000 of such shares and existing shareholders sold an aggregate of 4,210,000 of such shares.  The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200448) which was declared effective by the SEC on December 11, 2014. There have been no material changes in the planned use of proceeds from the follow-on offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on December 12, 2014.

Dividend Policy

We have not declared or paid dividends on our common stock in the past two fiscal years. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on March 19, 2014, the initial trading day of our common stock, and ending on June 30, 2015. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

	Base
	Period
	3/19/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015

Company/Index
Paylocity Holding Corporation	$100	$100.04	$89.98	$81.74	$108.61	$119.13	$149.13
S&P 500 Index	$100	$100.62	$105.35	$105.99	$110.65	$111.13	$110.87
S&P 1500 Application Software Index	$100	$96.71	$101.23	$103.15	$108.84	$116.52	$121.67

Item 6. Selected Financial Data.

Consolidated Selected Financial Data

You should read the following selected consolidated financial data together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our fiscal year ends on June 30. The statements of operations data presented below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of future results.

	Year Ended June 30,
	2011	2012	2013	2014	2015

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$36,443	$51,211	$71,309	$100,362	$142,168
Interest income on funds held for clients	1,100	1,263	1,459	1,582	1,901
Total recurring revenues	37,543	52,474	72,768	101,944	144,069
Implementation services and other	1,941	2,622	4,526	6,743	8,629
Total revenues	39,484	55,096	77,294	108,687	152,698
Cost of revenues:
Recurring revenues	16,329	22,054	28,863	37,319	46,366
Implementation services and other	5,416	7,040	10,803	17,775	24,530
Total cost of revenues	21,745	29,094	39,666	55,094	70,896
Gross profit	17,739	26,002	37,628	53,593	81,802
Operating expenses:
Sales and marketing	9,293	12,828	18,693	28,276	43,035
Research and development	1,565	1,788	6,825	10,355	19,864
General and administrative	6,868	8,618	12,079	21,980	32,824
Total operating expenses	17,726	23,234	37,597	60,611	95,723
Operating income (loss)	13	2,768	31	(7,018)	(13,921)
Other income (expense)	(179)	(196)	(16)	163	54
Income (loss) before income taxes	(166)	2,572	15	(6,855)	(13,867)
Income tax (benefit) expense	(36)	884	(602)	255	105
Net income (loss)	$(130)	$1,688	$617	$(7,110)	$(13,972)
Net income (loss) attributable to common stockholders	$(774)	$998	$(2,291)	$(9,392)	$(13,972)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.02	$(0.07)	$(0.26)	$(0.28)
Diluted	$(0.02)	$0.02	$(0.07)	$(0.26)	$(0.28)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	37,539	43,873	31,988	36,707	50,127
Diluted	37,539	44,317	31,988	36,707	50,127
Other Financial Data:
Adjusted Gross Profit(1)	$19,962	$28,729	$40,695	$57,029	$87,226
Adjusted Recurring Gross Profit(1)	$23,437	$33,147	$46,972	$67,458	$101,876
Adjusted EBITDA(1)	$4,028	$7,660	$6,301	$5,448	$8,238

	As of June 30,
	2011	2012	2013	2014	2015

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,990	$9,031	$7,594	$78,848	$81,258
Working capital(2)	4,488	2,786	2,305	67,137	69,296
Funds held for clients	298,979	263,255	355,905	417,261	591,219
Total assets	316,492	284,943	377,916	528,151	720,548
Debt, current portion	312	1,625	625	—	—
Client fund obligations	298,979	263,255	355,905	417,261	591,219
Long-term debt, net of current portion	3,188	1,563	938	—	—
Redeemable convertible preferred stock	9,339	36,573	36,573	—	—
Stockholders’ equity (deficit)	(2,254)	(27,646)	(26,592)	91,134	107,580

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any.

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

Directly comparable GAAP measures to Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are gross profit, total recurring revenues and net income (loss), respectively. We reconcile Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2011	2012	2013	2014	2015

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$17,739	$26,002	$37,628	$53,593	$81,802
Amortization of capitalized internal-use software costs	2,223	2,727	3,067	2,195	2,606
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	—	—	920	2,818
One-time founder funded bonus pay-outs	—	—	—	321	—
Adjusted Gross Profit	$19,962	$28,729	$40,695	$57,029	$87,226

	Year Ended June 30,
	2011	2012	2013	2014	2015

	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$37,543	$52,474	$72,768	$101,944	$144,069
Cost of recurring revenues	(16,329)	(22,054)	(28,863)	(37,319)	(46,366)
Recurring gross profit	21,214	30,420	43,905	64,625	97,703
Amortization of capitalized internal-use software costs	2,223	2,727	3,067	2,195	2,606
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	—	—	496	1,567
One-time founder funded bonus pay-outs	—	—	—	142	—
Adjusted Recurring Gross Profit	$23,437	$33,147	$46,972	$67,458	$101,876

	Year Ended June 30,
	2011	2012	2013	2014	2015

	(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(130)	$1,688	$617	$(7,110)	$(13,972)
Interest expense	238	261	192	67	—
Income tax (benefit) expense	(36)	884	(602)	255	105
Depreciation and amortization	3,779	4,624	5,571	6,336	8,609
EBITDA	3,851	7,457	5,778	(452)	(5,258)
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	177	203	523	4,929	13,496
One-time founder funded bonus pay-outs	—	—	—	971	—
Adjusted EBITDA	$4,028	$7,660	$6,301	$5,448	$8,238

(2)                                 Working capital is defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and under Part I, Item 1A. “Risk Factors.”

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $72.8 million in fiscal 2013 to $101.9 million in fiscal 2014, representing a 40% year-over-year increase. Recurring revenue increased from $101.9 million in fiscal 2014 to $144.1 million in fiscal 2015, representing a 41% year-over-year increase. Recurring revenue represented 94% of total revenue in each of the fiscal years ended 2013, 2014, and 2015.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. We have increased our number of clients from approximately 6,850 as of June 30, 2013 to approximately 10,350 as of June 30, 2015, representing a compound annual growth rate of approximately 23%. The table below sets forth our client count for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2013	2014	2015
Client Count	6,850	8,500	10,350

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

Recurring Fees From New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year.  We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base.  Our recurring fees from new clients for fiscal 2013 and 2014 were 44% and for fiscal 2015 was 45%.

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Year Ended June 30,
	2013	2014	2015
	(in thousands)
Adjusted Gross Profit	$40,695	$57,029	$87,226
Adjusted Recurring Gross Profit	$46,972	$67,458	$101,876
Adjusted EBITDA	$6,301	$5,448	$8,238

For a further discussion of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, including a reconciliation of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to GAAP, see Part II, Item 6: “Consolidated Selected Financial Data.”

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees.  As such, the number of client employees on our system is not a good indicator of our financial results in any period.  Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for approximately 92%, 92% and 93% of our total revenues during the years ended June 30, 2013, 2014 and 2015, respectively.

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

Cost of Revenues

Cost of Recurring Revenues

Costs of recurring revenues are generally expensed as incurred, and include costs to provide our payroll and other HCM solutions primarily consisting of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support, payroll tax filing and distribution of printed checks and other materials. These costs also include third-party reseller costs, delivery costs, computing costs and amortization of capitalized internal-use software costs, as well as bank fees associated with client fund transfers. We expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $3.1 million, $2.2 million and $2.6 million of capitalized internal-use software costs in fiscal 2013, 2014 and 2015, respectively.

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

Research and Development

Research and development expenses consist primarily of employee-related expenses for our research and development and product management staff, including wages, stock-based compensation, benefits and bonuses. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies and ongoing refinement of our existing solutions. Research and development expenses, other than internal-use software costs qualifying for capitalization, are expensed as incurred.

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2013, 2014 and 2015.

	Year Ended June 30,
	2013	2014	2015
	(in thousands)
Capitalized portion of research and development	$1,967	$4,674	$4,870
Expensed portion of research and development	6,825	10,355	19,864
Total research and development	$8,792	$15,029	$24,734

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

We expect our general and administrative expenses to continue to increase in absolute dollars as a result of our operation as a public company. These expenses include costs associated with regulations governing public companies, costs of directors’ and officers’ liability insurance and professional services expenses.

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense. Interest income represents interest received on our cash and cash equivalents. Interest expense consists primarily of the interest incurred on outstanding borrowings under our note payable prior to its retirement in March 2014 using proceeds from our initial public offering.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2013	2014	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$71,309	$100,362	$142,168
Interest income on funds held for clients	1,459	1,582	1,901
Total recurring revenues	72,768	101,944	144,069
Implementation services and other	4,526	6,743	8,629
Total revenues	77,294	108,687	152,698
Cost of revenues:
Recurring revenues	28,863	37,319	46,366
Implementation services and other	10,803	17,775	24,530
Total cost of revenues	39,666	55,094	70,896
Gross profit	37,628	53,593	81,802
Operating expenses:
Sales and marketing	18,693	28,276	43,035
Research and development	6,825	10,355	19,864
General and administrative	12,079	21,980	32,824
Total operating expenses	37,597	60,611	95,723
Operating income (loss)	31	(7,018)	(13,921)
Other income (expense)	(16)	163	54
Income (loss) before income taxes	15	(6,855)	(13,867)
Income tax (benefit) expense	(602)	255	105
Net income (loss)	$617	$(7,110)	$(13,972)

The following table sets forth our statements of operations data as a percentage of revenue for each of the periods indicated.

	Year Ended June 30,
	2013	2014	2015
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	92%	92%	93%
Interest income on funds held for clients	2%	2%	1%
Total recurring revenues	94%	94%	94%
Implementation services and other	6%	6%	6%
Total revenues	100%	100%	100%
Cost of revenues:
Recurring revenues	37%	34%	30%
Implementation services and other	14%	17%	16%
Total costs of revenues	51%	51%	46%
Gross profit	49%	49%	54%
Operating expenses:
Sales and marketing	24%	26%	28%
Research and development	9%	10%	13%
General and administrative	16%	20%	22%
Total operating expenses	49%	56%	63%
Operating income (loss)	0%	(7)%	(9)%
Other income (expense)	0%	0%	0%
Income (loss) before income taxes	0%	(7)%	(9)%
Income tax (benefit) expense	(1)%	0%	0%
Net income (loss)	1%	(7)%	(9)%

Comparison of Fiscal Years Ended June 30, 2013, 2014 and 2015

Revenues

($ in thousands)

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
Recurring fees	$71,309	$100,362	$142,168	$29,053	41%	$41,806	42%
Percentage of total revenues	92%	92%	93%
Interest income on funds held for clients	$1,459	$1,582	$1,901	$123	8%	$319	20%
Percentage of total revenues	2%	2%	1%
Implementation services and other	$4,526	$6,743	$8,629	$2,217	49%	$1,886	28%
Percentage of total revenues	6%	6%	6%

Recurring Fees

Recurring fees for the year ended June 30, 2015 increased by $41.8 million, or 42%, to $142.2 million from $100.4 million for the year ended June 30, 2014. Recurring fees increased primarily as a result of the continued growth of our client base in fiscal 2015, as well as increased revenue per client. Our client count at June 30, 2015 increased by 22% to approximately 10,350 from approximately 8,500 at June 30, 2014.

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

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2015 increased by $0.3 million, or 20%, to $1.9 million from $1.6 million for the year ended June 30, 2014. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base.

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

Implementation Services and Other

Implementation services and other revenue for the year ended June 30, 2015 increased by $1.9 million, or 28%, to $8.6 million from $6.7 million for the year ended June 30, 2014. Implementation services and other revenue increased primarily as a result of the continued growth of our new client base during fiscal 2015.

Implementation services and other revenue for the year ended June 30, 2014 increased by $2.2 million, or 49%, to $6.7 million from $4.5 million for the year ended June 30, 2013. Implementation services and other revenue increased primarily as a result of the continued growth of our new client base during fiscal 2014.

Cost of Revenues

($ in thousands)

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
Cost of recurring revenues	$28,863	$37,319	$46,366	$8,456	29%	$9,047	24%
Percentage of recurring revenues	40%	37%	32%
Recurring gross margin	60%	63%	68%
Cost of implementation services and other	$10,803	$17,775	$24,530	$6,972	65%	$6,755	38%
Percentage of implementation services and other	239%	264%	284%
Implementation gross margin	(139)%	(164)%	(184)%

Cost of Recurring Revenues

Cost of recurring revenues for the year ended June 30, 2015 increased by $9.0 million, or 24%, to $46.4 million from $37.3 million for the year ended June 30, 2014. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $5.3 million in additional employee-related costs resulting from additional personnel to provide services to new and existing clients, $1.0 million stock-based compensation associated with our equity incentive plan, and $4.5 million other processing-related fees, partially offset by a $2.2 million decline in costs attributable to resellers. Recurring gross margin increased by 5% from 63% in fiscal 2014 to 68% in fiscal 2015 primarily due to a 3% reduction in costs attributable to resellers as a percentage of total recurring revenue and 1% decreases in both employee-related and processing-related costs.

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

Cost of Implementation Services and Other

Cost of implementation services and other for the year ended June 30, 2015 increased by $6.8 million, or 38%, to $24.5 million from $17.8 million for the year ended June 30, 2014. Cost of implementation services and other increased primarily due to an increase in new clients during fiscal 2015, and a corresponding increase of $5.2 million in employee-related costs to implement our solutions for new clients and $0.8 million stock-based compensation associated with our equity incentive plan.

Cost of implementation services and other for the year ended June 30, 2014 increased by $7.0 million, or 65%, to $17.8 million from $10.8 million for the year ended June 30, 2013. Cost of implementation services and other increased primarily due to an increase in new clients during fiscal 2014, and a corresponding increase of $5.4 million in employee-related and other costs from additional personnel to implement our solutions for new clients and $0.4 million stock-based compensation associated with our broad based IPO grant to all employees.

Operating Expenses

($ in thousands)

Sales and Marketing

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
Sales and marketing	$18,693	$28,276	$43,035	$9,583	51%	$14,759	52%
Percentage of total revenues	24%	26%	28%

Sales and marketing expenses for the year ended June 30, 2015 increased by $14.8 million, or 52%, to $43.0 million from $28.3 million for the year ended June 30, 2014. The increase in sales and marketing expenses in fiscal 2015 was primarily the result of $12.0 million of additional employee-related costs from the expansion of our sales team including management, direct sales and sales administration personnel by 34 personnel, the addition of 26 sales lead generation personnel and other miscellaneous sales and marketing related expenses.  The increase was also attributable to $2.5 million of stock-based compensation associated with our equity incentive plan.

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

Research and Development

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
Research and development	$6,825	$10,355	$19,864	$3,530	52%	$9,509	92%
Percentage of total revenues	9%	10%	13%

Research and development for the year ended June 30, 2015 increased by $9.5 million, or 92%, to $19.9 million from $10.4 million for the year ended June 30, 2014. Research and development costs increased in fiscal 2015 primarily due to $7.5 million of additional employee-related expenses related to 64 additional development personnel and $2.2 million of stock-based compensation associated with our equity incentive plan. This was offset by an increase of $0.2 million in our capitalized internal-use software costs.

Research and development for the year ended June 30, 2014 increased by $3.5 million, or 52%, to $10.4 million from $6.8 million for the year ended June 30, 2013. Research and development costs increased in fiscal 2014 primarily due to $5.1 million of additional employee-related expenses related to 27 additional development personnel, $0.6 million of stock-based compensation associated with our broad based IPO grant to all employees and $0.5 million related to the one-time founder funded bonus pay-outs. This was offset by an increase of $2.7 million in our capitalized internal-use software costs as we developed significant additional functionality in our human capital management applications during the year.

General and Administrative

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
General and administrative	$12,079	$21,980	$32,824	$9,901	82%	$10,844	49%
Percentage of total revenues	16%	20%	22%

General and administrative expenses for the year ended June 30, 2015 increased by $10.8 million, or 49%, to $32.8 million from $22.0 million for the year ended June 30, 2014. General and administrative expenses increased primarily as a result of $5.0 million of additional employee-related expenses relating to 30 additional personnel, $2.0 million of additional stock-based compensation costs, $1.5 million of increased occupancy costs incurred as a result of our requirement for additional office space, $0.8 million of amortization expense of the customer relationship and non-compete intangibles associated with acquisitions of both of our resellers, $0.7 million of increased insurance costs associated with being a public company, and $0.3 million in additional professional fees.

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

Other Income (Expense)

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
Other income (expense)	$(16)	$163	$54	$179	*	$(109)	*
Percentage of total revenues	*	*	*

*                                         Not Meaningful

Other income (expense) for the year ended June 30, 2015 decreased by $0.1 million as compared to the year ended June 30, 2014. Other income for the year ended June 30, 2015 primarily consists of interest income earned on our cash and cash equivalents partially offset by loss on the disposal of property and equipment.

Other income (expense) for the year ended June 30, 2014 increased by $0.2 million as compared to the year ended June 30, 2013. Other income for the year ended June 30, 2014 primarily consisted of interest income earned on our cash and cash equivalents, partially offset by interest expense incurred on our note payable and other debt, which was repaid in full in March 2014.

Income Tax (Benefit) Expense

	Year Ended June 30,			Change from 2013 to 2014		Change from 2014 to 2015
	2013	2014	2015	$	%	$	%
Effective tax rate	*	4%	1%
Income tax (benefit) expense	$(602)	$255	$105	$(857)	*	$150	*
Percentage of total revenues	(1)%	*	*

*                                         Not Meaningful

Income tax (benefit) expense for the year ended June 30, 2015 decreased by $0.2 million, as compared to the year ended June 30, 2014 primarily due to the recognition of a deferred tax asset valuation allowance during the year ended June 30, 2014 related to net deferred tax balances generated in prior years.

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

See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details on the valuation allowance and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

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

Property and Equipment and Long-Lived Assets

We state property and equipment at cost. We calculate depreciation on property and equipment using a straight-line method over the estimated useful lives of the assets, generally three to seven years for most classes of assets, or over the term of the related lease for leasehold improvements. We recognized depreciation expense of $2.5 million, $4.1 million and $5.1 million during the years ended June 30, 2013, 2014, and 2015, respectively.

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

Internal-use software is amortized on a straight-line basis over 18 to 24 months. We evaluate the useful lives of these assets on an annual basis and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software during the years ended June 30, 2013, 2014 or 2015. We capitalized $2.0 million, $4.7 million, and $4.9 million of internal-use software costs for the years ended June 30, 2013, 2014 and 2015, respectively, including stock-based compensation costs of $0.3 and $0.7 million in the years ended June 30, 2014 and 2015, respectively.  We amortized $3.1 million, $2.2 million, and $2.6 million of capitalized internal-use software costs for the years ended June 30, 2013, 2014 and 2015, respectively. In fiscal 2014 and fiscal 2015, we developed significant additional functionality in several of our applications. This development resulted in an increase in capitalized internal-use software costs in fiscal 2015 as compared to fiscal 2014 and in fiscal 2014 as compared to fiscal 2013.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We have recorded goodwill in connection with the acquisitions of BFKMS, Inc. and Synergy Payroll LLC. Goodwill is not amortized, but instead is tested for impairment at least annually. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount, the two-step goodwill impairment test is required.  Otherwise no further analysis is required.

If the two-step goodwill impairment test is required, the fair value of the reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit.  In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  In the event the fair value of the reporting unit exceeds its carrying amount, step two is not performed.

We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests.  The review conducted in fiscal 2015 led us to conclude that no impairment is required to be recognized. Given that we did not have recorded goodwill until our fiscal fourth quarter of 2014, no impairment tests were required to be completed in fiscal 2014.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over an accelerated nine year time frame, while the non-solicitation agreements uses the straight-line method of amortization over two to three year life of the agreements. Amortization expense associated with our intangible assets was $0.1 million and $0.9 million during the years ended June 30, 2014 and 2015, respectively. There was no amortization expense for the year ended June 30, 2013. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  There were no such events or changes in circumstances during the years ended June 30, 2013, 2014 and 2015.

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

As of June 30, 2015, options to purchase 4.0 million shares of our common stock were outstanding, 0.4 million restricted stock units were outstanding and 4.5 million shares of our common stock were reserved for future grant.

The following table presents data related to stock options granted on the dates indicated:

	July 8, 2013	Aug. 26, 2013	Mar. 18, 2014	Aug. 18, 2014
Options granted	466,663	50,000	2,065,541	321,700
Fair value of stock	$7.04	$7.04	$17.00	$24.80
Exercise price	$7.04	$7.04	$17.00	$24.80
Fair value of option	$1.71	$1.71	$7.62	$11.14

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

	July 8, 2013	Aug. 26, 2013	Mar. 18, 2014	Aug. 18, 2014
Valuation assumptions:
Weighted average expected dividend yield	—	—	—	—
Weighted average expected volatility	29.5%	29.5%	44.5%	43.9%
Weighted average expected term (years)	4.0	4.0	6.0	6.25
Weighted average risk-free interest rate	0.52%	0.52%	1.94%	1.91%

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

Stock-based compensation expense was $0.5 million, $4.9 million and $13.2 million for the years ended June 30, 2013, 2014 and 2015, respectively. If factors change and we employ different assumptions, stock-based compensation expense may differ from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may adversely impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

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

Based on the closing stock price on June 30, 2015 of $35.85, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of June 30, 2015 was $98.4 million, of which $49.7 million related to vested options and $48.7 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of June 30, 2015 was $13.9 million, of which all were unvested.

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

Initial Public Offering

In March 2014, we completed our initial public offering or IPO in which we issued and sold 5.4 million shares of common stock and existing shareholders sold 2.7 million shares of common stock at a public offering price of $17 per share.  We did not receive any proceeds from the sale of common stock by the existing shareholders.  We received net proceeds of $81.9 million after deducting underwriting discounts and commissions of $6.4 million and other offering expenses of $2.9 million.

Follow-On Offering

In December 2014, the Company completed a follow-on offering in which it issued and sold 0.8 million shares of common stock and existing shareholders sold 3.9 million shares of common stock at a public offering price of $26.25 per share. The Company did not receive any proceeds from the sale of common stock by the existing shareholders. The Company received net proceeds of $18.4 million after deducting underwriting discounts and commissions of $0.9 million and other offering expenses of $0.4 million.

In January 2015, the underwriters for the Company’s follow-on offering exercised their option to purchase 0.4 million additional shares from certain shareholders of the Company of the 0.7 million available as described in the final prospectus filed with the SEC in December 2014. The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2015, our principal sources of liquidity were $81.3 million of cash and cash equivalents.

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

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2013	2014	2015
Net cash provided by operating activities	$6,228	$7,199	$11,105

Cash flows from investing activities:
Capitalized internal-use software costs	(1,967)	(4,349)	(4,215)
Purchases of property and equipment	(3,987)	(6,667)	(9,020)
Payments for acquisitions	—	(6,450)	(11,979)
Net change in funds held for clients	(92,650)	(61,356)	(173,958)

Net cash used in investing activities	(98,604)	(78,822)	(199,172)
Cash flows from financing activities:
Net change in client funds obligation	92,650	61,356	173,958
Principal payments on long-term debt	(1,625)	(1,563)	—
Proceeds from initial public offering, net of issuance costs	—	82,032	—
Proceeds from follow-on offering, net of issuance costs	—	—	18,367
Payments on initial public offering costs	—	—	(75)
Capital contribution	—	1,052	—
Proceeds from exercise of stock options	76	—	247
Payments for redemption of common shares	(162)	—	—
Proceeds from employee stock purchase plan	—	—	1,773
Taxes paid related to net share settlement of equity awards	—	—	(3,793)

Net cash provided by financing activities	90,939	142,877	190,477

Net change in cash and cash equivalents	$(1,437)	$71,254	$2,410

Operating Activities

Net cash provided by operating activities was $6.2 million, $7.2 million and $11.1 million for the years ended June 30, 2013, 2014 and 2015, respectively.

The increase in net cash provided by operating activities from fiscal 2014 to fiscal 2015 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation and depreciation and amortization. The increase in net cash provided by operating activities from fiscal 2013 to fiscal 2014 was the primarily the result of the change of $2.3 million in operating assets and liabilities partially offset by the increase in net loss and increases in non-cash items including stock-based compensation and depreciation and amortization.

Investing Activities

Net cash used in investing activities was $98.6 million, $78.8 million and $199.2 million, for the years ended June 30, 2013, 2014 and 2015, respectively.

Changes in net cash used in investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involves the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During the year ended June 30, 2015 we processed almost $54 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Excluding the net change in funds held for clients, our net cash used in investing activities was $6.0 million, $17.5 million and $25.2 million, for the years ended June 30, 2013, 2014 and 2015, respectively.

The increase in net cash used in investing activities of $120.4 million from fiscal 2014 to fiscal 2015 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $112.6 million, increased payments of $5.5 million to acquire certain assets of two of our resellers and increased purchases of property and equipment by $2.3 million. The decrease in net cash used by investing activities of $19.7 million from fiscal 2013 to fiscal 2014 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $31.3 million partially offset by payments of $6.5 million to acquire certain assets of one of our resellers, increased purchases of property and equipment by $2.7 million and increased capitalization of internal-use software costs by $2.4 million.

Financing Activities

Net cash provided by financing activities was $90.9 million, $142.9 million and $190.5 million for the years ended June 30, 2013, 2014 and 2015, respectively.

The increase in net cash provided by financing activities from fiscal 2014 to fiscal 2015 was primarily the result of a $112.6 million increase in funds held for clients, $1.8 million in proceeds received as a result of employees’ purchase of shares under the employee stock purchase plan, partially offset by $3.8 million in taxes paid related to employees’ net share settlement of equity awards and $63.7 million year-over-year decrease in proceeds received as a result of public offerings, net of offering costs. The increase in net cash provided by financing activities from fiscal 2013 to fiscal 2014 was primarily the result of the $82.0 million in proceeds received from our IPO, net of issuance costs. This was partially offset by the $31.3 million change on the net change in funds held for clients.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations and consideration due to one of our resellers to complete the purchase of certain of its assets. The following table summarizes our contractual obligations at June 30, 2015:

	Payment Due By Fiscal Period
	Total	2016	2017-2018	2019-2020	2021 and Thereafter
Operating lease obligations	$16,626	$4,163	$7,513	$4,468	$482
Unconditional purchase obligations	1,856	995	838	22	1
Consideration related to acquisition	511	511	—	—	—
	$18,993	$5,669	$8,351	$4,490	$483

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $4.0 million, $6.7 million and $9.0 million for the years ended June 30, 2013, 2014 and 2015, respectively, exclusive of capitalized internal-use software costs of $2.0 million, $4.3 million, and $4.2 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “retrospective” adoption or “cumulative effect” transition method. The original standard was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. We are currently assessing the potential effects of these changes to our consolidated financial statements and are evaluating the adoption method and timing.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-22 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2015, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Documents Filed with Report

(1)     Financial Statements.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2014 and 2015	F-3

Consolidated Statements of Operations for the years ended June 30, 2013, 2014 and 2015	F-4

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2013, 2014 and 2015	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2014 and 2015	F-6

Notes to Consolidated Financial Statements	F-7

(2)     Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015

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

Signature	Title	Date

/s/ Steven R. Beauchamp	President, Chief Executive Officer (Principal Executive Officer) and Director	August 14, 2015
Steven R. Beauchamp

/s/ Peter J. McGrail	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	August 14, 2015
Peter J. McGrail

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 14, 2015
Steven I. Sarowitz

/s/ Jeffrey T. Diehl	Director	August 14, 2015
Jeffrey T. Diehl

/s/ Mark H. Mishler	Director	August 14, 2015
Mark H. Mishler

/s/ Andres D. Reiner	Director	August 14, 2015
Andres D. Reiner

/s/ Ronald V. Waters, III	Director	August 14, 2015
Ronald V. Waters, III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2014 and 2015	F-3
Consolidated Statements of Operations for the years ended June 30, 2013, 2014 and 2015	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2013, 2014 and 2015	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2014 and 2015	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paylocity Holding Corporation:

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation (the “Company”) and subsidiary as of June 30, 2014 and 2015, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paylocity Holding Corporation and subsidiary as of June 30, 2014 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

August 14, 2015

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
Assets	2014	2015
Current assets:
Cash and cash equivalents	$78,848	$81,258
Accounts receivable, net	756	1,115
Prepaid expenses and other	2,694	4,416
Deferred income tax assets, net	706	775

Total current assets before funds held for clients	83,004	87,564
Funds held for clients	417,261	591,219

Total current assets	500,265	678,783
Long-term prepaid expenses	313	403
Capitalized internal-use software, net	5,093	7,357
Property and equipment, net	13,125	16,061
Intangible assets, net	6,320	11,941
Goodwill	3,035	6,003

Total assets	$528,151	$720,548

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$2,133	$1,327
Taxes payable	5	—
Consideration related to acquisitions	2,985	511
Accrued expenses	10,744	16,430

Total current liabilities before client fund obligations	15,867	18,268
Client fund obligations	417,261	591,219

Total current liabilities	433,128	609,487
Deferred rent	3,175	2,607
Deferred income tax liabilities, net	714	874

Total liabilities	$437,017	$612,968

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2014 and 2015	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2014 and 2015, 49,564 and 50,703 shares issued and outstanding at June 30, 2014 and 2015, respectively	50	51
Additional paid-in capital	125,255	155,672
Accumulated deficit	(34,171)	(48,143)
Total stockholders’ equity (deficit)	$91,134	$107,580
Total liabilities and stockholders’ equity (deficit)	$528,151	$720,548

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended June 30,
	2013	2014	2015
Revenues
Recurring fees	$71,309	$100,362	$142,168
Interest income on funds held for clients	1,459	1,582	1,901

Total recurring revenues	72,768	101,944	144,069
Implementation services and other	4,526	6,743	8,629

Total revenues	77,294	108,687	152,698
Cost of revenues
Recurring revenues	28,863	37,319	46,366
Implementation services and other	10,803	17,775	24,530

Total cost of revenues	39,666	55,094	70,896

Gross profit	37,628	53,593	81,802
Operating expenses
Sales and marketing	18,693	28,276	43,035
Research and development	6,825	10,355	19,864
General and administrative	12,079	21,980	32,824

Total operating expenses	37,597	60,611	95,723

Operating income (loss)	31	(7,018)	(13,921)
Other income (expense)	(16)	163	54

Income (loss) before income taxes	15	(6,855)	(13,867)
Income tax (benefit) expense	(602)	255	105

Net income (loss)	$617	$(7,110)	$(13,972)

Net income (loss) attributable to common stockholders	$(2,291)	$(9,392)	$(13,972)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.26)	$(0.28)
Diluted	$(0.07)	$(0.26)	$(0.28)

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	31,988	36,707	50,127
Diluted	31,988	36,707	50,127

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
	Preferred— Series A		Preferred— Series B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2012	9,500	$9,339	8,400	$27,234	31,988	$32	$—	$(27,678)	$(27,646)
Stock-based compensation expense	—	—	—	—	—	—	523	—	523
Stock options exercised	—	—	—	—	33	—	76	—	76
Redemption of Common Stock	—	—	—	—	(33)	—	(162)	—	(162)
Net income	—	—	—	—	—	—	—	617	617
Balances at June 30, 2013	9,500	$9,339	8,400	$27,234	31,988	$32	$437	$(27,061)	$(26,592)
Initial public offering, net of issuance costs	—	—	—	—	5,367	6	81,921	—	81,927
Conversion of redeemable convertible preferred stock	(9,500)	(9,339)	(8,400)	(27,234)	11,933	12	36,561	—	36,573
Capital contribution	—	—	—	—	—	—	1,052	—	1,052
Vesting of restricted shares	—	—	—	—	276	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,284	—	5,284
Net loss	—	—	—	—	—	—	—	(7,110)	(7,110)
Balances at June 30, 2014	—	$—	—	$—	49,564	$50	$125,255	$(34, 171)	$91,134
Follow-on offering, net of issuance costs	—	—	—	—	750	1	18,366	—	18,367
Stock-based compensation expense	—	—	—	—	—	—	13,824	—	13,824
Stock options exercised	—	—	—	—	452	—	4,335	—	4,335
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	120	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	83	—	1,773	—	1,773
Net settlement for taxes and/or exercise price related to equity awards	—	—	—	—	(266)	—	(7,881)	—	(7,881)
Net loss	—	—	—	—	—	—		(13,972)	(13,972)
Balances at June 30, 2015	—	$—	—	$—	50,703	$51	$155,672	$(48,143)	$107,580

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2013	2014	2015
Cash flows from operating activities:

Net income (loss)	$617	$(7,110)	$(13,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	523	4,929	13,169
Depreciation and amortization	5,571	6,336	8,609
Deferred income tax (benefit) expense	(822)	341	91
Provision for doubtful accounts	60	62	90
Loss on disposal of equipment	—	98	256
Changes in operating assets and liabilities:
Accounts receivable	(295)	(78)	(449)
Prepaid expenses	(1,061)	(1,132)	(1,754)
Trade accounts payable	138	465	(186)
Accrued expenses	1,497	3,288	5,251
Net cash provided by operating activities	6,228	7,199	11,105

Cash flows from investing activities:
Capitalized internal-use software costs	(1,967)	(4,349)	(4,215)
Purchases of property and equipment	(3,987)	(6,667)	(9,020)
Payments for acquisitions	—	(6,450)	(11,979)
Net change in funds held for clients	(92,650)	(61,356)	(173,958)
Net cash used in investing activities	(98,604)	(78,822)	(199,172)

Cash flows from financing activities:
Net change in client funds obligation	92,650	61,356	173,958
Principal payments on long-term debt	(1,625)	(1,563)	—
Proceeds from initial public offering, net of issuance costs	—	82,032	—
Proceeds from follow-on offering, net of issuance costs	—	—	18,367
Payments on initial public offering costs	—	—	(75)
Capital contribution	—	1,052	—
Proceeds from exercise of stock options	76	—	247
Payments for redemption of common shares	(162)	—	—
Proceeds from employee stock purchase plan	—	—	1,773
Taxes paid related to net share settlement of equity awards	—	—	(3,793)
Net cash provided by financing activities	90,939	142,877	190,477
Net Change in Cash and Cash Equivalents	(1,437)	71,254	2,410
Cash and Cash Equivalents—Beginning of Year	9,031	7,594	78,848
Cash and Cash Equivalents—End of Year	$7,594	$78,848	$81,258
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowance received from landlord	$325	$1,162	—
Purchase of property and equipment, accrued but not paid	$27	$896	$210
Unpaid initial offering costs	—	$75	—
Supplemental disclosure of cash flow information
Cash paid for income taxes	$69	$106	$162
Cash paid for interest	$385	$70	—

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, internal-use software, valuation and useful lives of long-lived assets, definite-lived intangibles, goodwill, stock-based compensation, valuation of net deferred income tax assets and the best estimate of selling price for revenue recognition purposes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

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

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2013	2014	2015
Balance at the beginning of the year	$114	$118	$126
Charged to expense	60	62	90
Write-offs	(56)	(54)	(67)
Balance at the end of the year	$118	$126	$149

(e) Prepaid expenses and other assets

Prepaid expenses and other current assets consist of office space security deposits, deposits with vendors, prepaid licensing fees, supplies, and time clocks available for sale or lease.

(f) Internal-Use Software

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Internal-use software costs are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs, such as consulting fees. Capitalized employee costs are limited to the time directly spent on such projects.

Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful lives, generally 18 to 24 months. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

(g) Property and Equipment and Long-Lived Assets

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

(h) Other intangible assets, net of accumulated amortization

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over a nine-year time frame from the date of acquisition, while non-solicitation agreements use the straight-line method of amortization over the lives of the related agreements. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

(i) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  As described in Note 5, the Company has recorded goodwill in connection with the acquisitions of certain assets of BFKMS, Inc. and Synergy Payroll, LLC. Goodwill is not amortized, but instead is tested for impairment at least annually. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount, the two-step goodwill impairment test is required.  Otherwise no further analysis is required.

If the two-step goodwill impairment test is required, the fair value of the reporting unit is compared with its carrying amount, including goodwill.  If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit.  In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  In the event the fair value of the reporting unit exceeds its carrying amount, step two is not performed.

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2015 as a result of the Company’s impairment test. Given that the Company did not have recorded goodwill until its fiscal fourth quarter of 2014, no impairment tests were required to be completed for fiscal 2014.

(j) Deferred Rent

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

(k) Income Taxes

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

The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Accordingly, the impact of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and expired on December 31, 2014, on deferred tax assets and liabilities and current taxes for the last six months of the fiscal year ended June 30, 2012 was recognized in the year ended June 30, 2013. Research and development tax credits are recognized using the flow-through method in the year the credit arises.

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

Refer to Note 11 for additional information on income taxes.

(l) Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements, Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and Staff Accounting Bulletin 104, Revenue Recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Revenues generated from sales through partners or utilizing partner services are recognized in accordance with the appropriate accounting guidance of ASC 605-45, Principal Agent Considerations. The Company reports revenue generated through partners or utilizing partner services at the gross amount billed to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged and (iii) the Company bears the credit risk in the transaction.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

(m) Cost of Revenues

Cost of revenues consists primarily of the cost of recurring revenues and implementation services which are expensed when incurred. Cost of revenues for recurring revenues consists primarily of costs to provide recurring services and support to our clients, and includes amortization of capitalized internal-use software. Cost of revenues for implementation services and other consists primarily of costs to provide implementation services and costs related to sales of payroll-related forms and time clocks.

(n) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $27, $24 and $187 for the years ended June 30, 2013, 2014 and 2015, respectively.

(o) Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, including those under the 2014 Employee Stock Purchase Plan (“ESPP”), are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model and periodically updates the assumed forfeiture rates for actual experience over their vesting term or the term of the ESPP purchase period.

(p) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(q) Segment Information

The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single cloud-based software solution reporting segment.

(r) Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “retrospective” or “cumulative effect” transition method. The original standard was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

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

(4) Fair Value Measurements

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2014 and 2015 based upon the short-term nature of the assets and liabilities.

(5) Business Combinations

The Company had agreements with two resellers. The Company, under the revenue sharing provisions of the terminated reseller agreements, paid $2,377 and $2,495 to BFKMS Inc. during fiscal years 2013 and 2014, respectively and $1,783, $2,081 and $2,361 to Synergy Payroll, LLC during fiscal years 2013, 2014 and 2015, respectively. The reseller agreements provided that the Company was required upon a termination of an agreement to acquire the assets of the reseller. The following acquisitions were accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition.

In May 2014, the Company acquired certain assets sufficient to sell the Company’s products in the Southern California marketplace upon the termination of its reseller agreement with BFKMS Inc. The total consideration paid for the acquisition was $9,435 of which $6,450 and $2,985 was paid during the years ended June 30, 2014 and 2015, respectively. The following table summarizes the fair value of the assets acquired at the date of acquisition:

At May 23, 2014
Intangible assets	$6,400
Goodwill	3,035
Total purchase price	$9,435

The $6,400 of amortizable intangible assets consists of $6,180 in client relationships and $220 in a non-solicitation agreement. Goodwill will be amortized over a period of 15 years for income tax purposes.

In April 2015, the Company acquired certain assets sufficient to sell the Company’s products in the State of New Jersey marketplace upon the termination of its reseller agreement with Synergy Payroll, LLC, as part of the Company’s strategy of simplifying its sales channels. The total consideration for the acquisition, all to be paid in cash, was $9,508 of which $8,994 was paid at closing. The Company will pay $211 subject to adjustment based on client retention in August 2015 and $300 in January 2016 subject to any qualifying indemnification claims in accordance with the asset purchase agreement. The following table summarizes the provisional fair value of the assets acquired at the date of acquisition:

At April 16, 2015
Intangible assets	$6,540
Goodwill	2,968
Total purchase price	$9,508

The $6,540 of amortizable intangible assets consists of $6,400 in client relationships and $140 in non-solicitation agreements. Goodwill will be amortized over a period of 15 years for income tax purposes.

The balance of the acquired intangibles, net of amortization, is stated separately on the consolidated balance sheet. Direct costs related to the acquisition were recorded as general and administrative expense as incurred.

(6) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2014	2015
Capitalized internal-use software	$19,863	$24,733
Accumulated amortization	(14,770)	(17,376)
Capitalized internal-use software, net	$5,093	$7,357

Amortization of capitalized internal-use software amounted to $3,067, $2,195 and $2,606 for the years ended June 30, 2013, 2014 and 2015, respectively and is included in Cost of Revenues—Recurring Revenues.

(7) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2014	2015
Office equipment	$1,449	$1,875
Computer equipment	7,726	11,783
Furniture and fixtures	2,317	2,423
Software	4,963	5,218
Leasehold improvements	6,059	6,639
Time clocks rented by clients	2,360	3,217
	24,874	31,155
Accumulated depreciation and amortization	(11,749)	(15,094)
Property and equipment, net	$13,125	$16,061

Depreciation expense amounted to $2,504, $4,061 and $5,084 for the years ended June 30, 2013, 2014 and 2015, respectively.

(8) Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are not amortized, but rather tested for impairment at least annually.  Identifiable intangible assets acquired in business combinations are recorded based on fair value at the date of acquisition and amortized over their estimated useful lives.  See Note 5 for further information regarding the acquisitions completed in 2014 and 2015.

The following table summarizes changes in goodwill during the period ended June 30, 2015:

Balance at June 30, 2014	$3,035
Additions attributable to current year acquisition	2,968
Balance at June 30, 2015	$6,003

The Company’s amortizable intangible assets, before amortization expense, have estimated useful lives as follows:

	As of June 30, 2014	As of June 30, 2015	Weighted Average Useful Life
Client relationships	$6,180	$12,580	9 years
Non-solicitation agreements	220	360	2-3 years
Total	6,400	12,940
Accumulated amortization	(80)	(999)
Intangible assets, net	$6,320	$11,941

There was no amortization expense for acquired intangible assets for the year ended June 30, 2013.  Amortization expense for acquired intangible assets was $80 and $919 for the years ended June 30, 2014 and 2015, respectively.  Future amortization expense for acquired intangible is as follows, as of June 30, 2015:

Year ending June 30:
2016	$1,523
2017	1,512
2018	1,427
2019	1,398
2020	1,398
Thereafter	4,683
Total	$11,941

(9) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2014	2015
Accrued payroll and personnel costs	$8,781	$14,275
Current portion of deferred rent	577	727
Other	1,386	1,428
Total Accrued Expenses	$10,744	$16,430

(10) Leases

The Company primarily leases office space in Illinois, California, Florida, New Jersey, New Hampshire and New York under non-cancelable operating leases expiring on various dates from August 2015 through July 2022. The leases provide for increasing annual base rents and oblige the Company to fund proportionate share of operating expenses and, in certain cases, real estate taxes.  See Note 18 for information regarding leases amendments signed after June 30, 2015.

The Company leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from August 2015 through July 2019.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases, including amortization of leasehold improvements, was $2,347, $3,035 and $4,238 for the years ended June 30, 2013, 2014 and 2015, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2015 are:

Year ending June 30:
2016	$4,163
2017	3,800
2018	3,713
2019	3,087
2020	1,381
Later years, through 2023	482
Total minimum lease payments	$16,626

(11) Income Taxes

(a) Income Taxes

Income tax (benefit) expense for the years ended June 30, 2013, 2014 and 2015 consists of the following:

	Year ended June 30,
	2013	2014	2015
Current taxes
U.S. federal	$126	$(125)	$—
State and local	94	39	14
Deferred taxes:
U.S. federal	(516)	160	83
State and local	(306)	181	8
Total income tax (benefit) expense	$(602)	$255	$105

(b) Tax Rate Reconciliation

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	Year ended June 30,
	2013	2014	2015
Income tax provision at statutory federal rate	$6	$(2,331)	$(4,716)
Increase (reduction) in income taxes resulting from:
Research and development credit, net of federal income tax benefit	(650)	(189)	(276)
Non-deductible expenses	53	145	418
Change in valuation allowance	—	2,878	4,570
State and local income taxes, net of federal income tax benefit	(11)	(387)	(562)
Other	—	139	671
	$(602)	$255	$105

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2014 and 2015 are presented below.

	Year ended June 30,
	2014	2015
Deferred tax assets:
Deferred rent	$569	$558
Allowance for doubtful accounts	48	56
Accrued expenses	761	1,313
Stock-based compensation	2,149	4,671
Net operating loss carryforwards	1,641	4,332
Research and development credit	1,116	1,357
AMT Credits	11	11
Intangible assets	5	163
Total deferred tax assets	6,300	12,461
Valuation allowance	(2,878)	(7,448)
Net deferred tax assets	3,422	5,013
Deferred tax liabilities:
Research and development costs	(1,950)	(2,837)
Prepaid expenses	(74)	(208)
Depreciation	(1,406)	(2,067)
Total deferred liabilities	(3,430)	(5,112)
Net deferred tax asset (liability)	$(8)	$(99)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Taxable income (loss) for the years ended June 30, 2013, 2014 and 2015 was approximately $1,941, $(3,817) and $(12,424), respectively, prior to utilization or establishment of net operating loss carryforwards. Based upon the same three year period pre-tax book income, the Company is in a three-year cumulative loss position. As a result of this and other assessments in the year ended June 30, 2014, management concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

At June 30, 2015, the Company has gross excess tax benefits from stock option exercises of approximately $6,610 for Federal and state income tax purposes. At June 30, 2015, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $11,482 and state income tax purposes of approximately $8,254, both excluding the excess tax benefits from stock option exercises noted above.  The net tax impact of $2,248 and $232 for Federal and state income tax purposes, respectively, related to the excess tax benefits from stock option exercises will be credited to additional paid-in capital when realized. The federal NOL carryforwards expire from 2029 to 2035.  The state NOL carryforwards expire from 2019 to 2035.  The Company also has gross federal and state research and development tax credit carryforwards of approximately $1,357 which expire between 2017 and 2035. In addition, the Company has alternative minimum tax credit carryforwards of approximately $11, which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

The Company had no unrecognized tax benefits as of June 30, 2013, 2014 and 2015, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company’s tax years ended June 30, 2009 to June 30, 2015 remain open for federal purposes. The Company’s tax returns filed in states in which it is required to do so remain open for a range of tax years including those ended June 30, 2008 to June 30, 2015 depending upon the jurisdiction and the applicable statute of limitations.

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

(12) Stockholders’ Equity (Deficit)

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock was subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of the Company.

(13) Redeemable Convertible Preferred Stock

Prior to its IPO, the Company had two series of Redeemable Convertible Preferred Stock: Series A and Series B.

Upon the closing of the IPO, the Series A and Series B Redeemable Convertible Preferred Stock automatically converted into 11,933 shares of common stock.

(14) Benefit Plans

(a) Equity Incentive Plans

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved 8,832 shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan.  Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will increase automatically each calendar year, continuing through and including January 1, 2024 (“Evergreen provision”). The number of shares added each year will be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. On January 1, 2015, the number of common shares in reserve increased by 2,272 shares as determined by the board of directors.

Under the 2008 and 2014 Plans, the exercise price of each option cannot be less than the fair value of a share of common stock on the grant date. As of June 30, 2015, the Company had 8,832 shares allocated to the plans, of which 4,342 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances. The options typically vest ratably over a three or four year period and expire 10 years from the grant date. Stock-based compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule for each separately vesting portion of the award.

Stock-based compensation expense related to stock options and the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) is included in the following line items in the accompanying audited consolidated statements of operations:

	Year ended June 30,
	2013	2014	2015
Cost of revenue – recurring	$—	$496	$1,532
Cost of revenue – non-recurring	—	424	1,222
Sales and marketing	—	765	3,247
Research and development	—	615	2,533
General and administrative	523	2,629	4,635
Total stock-based compensation	$523	$4,929	$13,169

In addition, the Company capitalized $325 and $655 of stock-based compensation costs in its internal-use software in the years ended June 30, 2014 and 2015, respectively.  No such amounts were capitalized in internal-use software in the year ended June 30, 2013.

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free rate, expected life, expected stock price volatility and dividend yield.  The risk-free interest rate assumption is based upon observed interest rates for U.S. Treasury securities consistent with the expected term of the Company’s employee stock options.  The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method.  Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term.  As the Company has a limited history of trading as a public company, the Company utilizes the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Therefore, the expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options.  The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended June 30:

	Year ended June 30,
	2013	2014	2015
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	30.7%	29.5% - 44.5%	43.9%
Expected term (years)	4.0	4.0 - 6.0	6.25
Risk-free interest rate	0.61%	0.52% - 1.94%	1.91%

The following table summarizes changes during the year ended June 30, 2015 in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2014	2,581
January 1, 2015 Evergreen provision increase	2,272
RSU’s granted	(429)
Options granted	(322)
Shares withheld in settlement of taxes and exercise price	266
Forfeitures	327
Shares removed	(205)
Available for grant at June 30, 2015	4,490

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock option activity during the periods indicated is as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2014	4,388	$10.00	8.58	$51,017
Options granted	322	24.80
Options forfeited	(302)	13.83
Options exercised	(452)	9.57
Balance at June 30, 2015	3,956	$10.96	7.63	$98,434
Options exercisable at June 30, 2015	1,691	$6.44	6.64	$49,736
Options vested and expected to vest at June 30, 2015	3,825	$10.75	7.59	$96,029

The weighted average grant date fair value of options granted during the years ended June 30, 2013, 2014 and 2015 was $1.22, $6.39 and $11.14, respectively. The total intrinsic value of options exercised during the years ended June 30, 2013 and 2015 was $87 and $8,802, respectively. There were no options exercised during the year ended June 30, 2014. At June 30, 2015, there was $5,859 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted. That cost is expected to be recognized over a weighted average period of 1.58 years.

The following table summarizes information about stock options outstanding and stock options exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
Price Range	Number of shares	Weighted average remaining contractual term	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.31 to $3.58	808	5.21	$1.55	808	$1.55
$3.59 to $5.96	892	7.14	4.88	428	4.88
$5.97 to $12.02	305	8.04	7.04	18	7.04
$12.03 to $20.90	1,634	8.72	17.00	437	17.00
$20.91 to $24.80	317	9.14	24.80	—	—
Options outstanding	3,956	7.63	$10.96	1,691	$6.44

The Company may also grant RSAs and RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. The following table represents restricted stock unit activity during the year ended June 30, 2015:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2014	102	$17.00
RSUs granted	429	25.03
RSUs vested	(120)	18.42
RSUs cancelled/forfeited	(25)	24.80
RSU balance at June 30, 2015	386	$24.98
RSUs expected to vest at June 30, 2015	356	$24.96

At June 30, 2015, there was $5,048 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.10 years.

The total excess income tax benefits for stock-based compensation arrangements was $63, $703 and $5,562 for the years ended June 30, 2013, 2014 and 2015, respectively. The tax impact of these amounts will be recognized as a credit to additional paid-in capital when realized.

(b) Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors and approved by the stockholders on February 6, 2014 and was effective upon completion of the Company’s initial public offering.

Under the Company’s ESPP, the Company can grant stock purchase rights to all eligible employees during specific offering periods not to exceed twenty-seven months.  Each offering period will begin on the trading day closest to May 16 and November 16 of each year, effective after the first offering period after the Company’s initial public offering (“IPO”).  Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation for each purchase period, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date.  Participants may purchase up to $25 worth of common stock or 2 shares of common stock in any one year.  The ESPP is considered compensatory and results in compensation expense.

As of June 30, 2015, a total of 1,053 common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. On January 1, 2015, the number of common shares in reserve increased by 136 shares as determined by the Company’s board of directors.

The Company commenced its initial ESPP four-month offering period on July 16, 2014 and commenced six-month offering periods on November 16, 2014 and May 16, 2015. The Company issued 36 and 47 shares at the completion of its first four-month and six-month offering periods, respectively. The Company recorded compensation expense attributable to the ESPP of $656 for the year ended June 30, 2015, which is included in the summary of stock-based compensation expense above. No such compensation expense was recorded during either of the years ended June 30, 2013 or 2014. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2013	2014	2015
Valuation assumptions:
Expected dividend yield	N/A	N/A	0%
Expected volatility	N/A	N/A	35.5 – 48.4%
Expected term (years)	N/A	N/A	0.3 – 0.5
Risk-free interest rate	N/A	N/A	0.04 – 0.11%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were $720, $1,122 and $1,656 for the years ended June 30, 2013, 2014 and 2015, respectively.

(15) Commitments and Contingencies

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

(16) Earnings Per Share

For the periods presented prior to the Company’s initial public offering (“IPO”), basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Concurrently with the closing of the Company’s IPO on March 24, 2014, all shares of outstanding Preferred Stock automatically converted into 11,933 shares of the Company’s common stock.  Following the date of the IPO, the two-class method was no longer required as the Company has one class of securities issued and outstanding.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year ended June 30,
	2013	2014	2015
Basic net income (loss) per share:
Numerator:
Net Income (Loss)	$617	$(7,110)	$(13,972)
Less: Preferred dividend rights attributable to participating securities	(2,908)	(2,282)	—
Net income (loss) attributable to common stockholders	$(2,291)	$(9,392)	$(13,972)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic (in thousands)	31,988	36,707	50,127
Diluted (in thousands)	31,988	36,707	50,127
Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.26)	$(0.28)
Diluted	$(0.07)	$(0.26)	$(0.28)

The following table summarizes the outstanding redeemable convertible preferred stock, employee stock options, restricted stock units and employee stock purchase plan shares that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30
	2013	2014	2015

Redeemable convertible preferred stock	11,933	—	—
Employee stock options	1,859	4,388	3,956
Restricted stock units	—	102	386
Employee stock purchase plan shares	—	—	13
Total	13,792	4,490	4,355

Restricted Stock Awards were excluded from both basic and diluted earnings per share calculations for the year ended June 30, 2013 as the vesting conditions had not been met.

(17) Related Party Transactions

Elite Sales

The Company purchased sales leads from an entity owned by one of its stockholders in the amount of approximately $893 and $231 for the years ended June 30, 2013 and 2014, respectively. The Company provided no management guidance to the entity and had no equity interest in the entity, had no obligation or intention to fund any of the entity’s operational shortfalls, and had no right to any operational surpluses generated by the entity. There were no amounts payable to this entity as of June 30, 2014 and 2015, as on October 14, 2013, the Company hired substantially all of the employees of the sales lead generation entity described above.

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

(18) Subsequent Events

In July 2015, the Company signed an amendment to its Florida office lease to extend the term through April 2026 and expand the square footage of the space subject to the lease by 40 square feet.  In July 2015, the Company signed an amendment to its headquarters office lease to expand the square footage of the space subject to the lease by 11 square feet.  Under the terms of these lease amendments, incremental minimum lease obligations (including rent holidays) above and beyond the minimum lease obligations described in Note 10 are as follows:

Year ending June 30:
2016	$(156)
2017	954
2018	1,393
2019	1,806
2020	1,859
Later years, through 2026	11,020
Total minimum lease payments	$16,876

(19) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended June 30, 2014 and 2015.

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Consolidated Statements of Operations Data
Revenues	$22,369	$23,905	$33,766	$28,647
Gross profit	$10,622	$10,587	$18,841	$13,543
Operating income (loss)	$(434)	$(2,411)	$2,133	$(6,306)
Net income (loss)	$(44)	$(1,512)	$1,150	$(6,704)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.03)	$(0.07)	$0.01	(0.14)
Diluted	$(0.03)	$(0.07)	$0.01	(0.14)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	31,988	31,988	44,360	49,564
Diluted	31,988	31,988	44,870	49,564

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Consolidated Statements of Operations Data
Revenues	$31,109	$34,313	$47,272	$40,004
Gross profit	$15,657	$16,267	$27,990	$21,888
Operating income (loss)	$(4,896)	$(6,466)	$1,705	$(4,264)
Net income (loss)	$(4,875)	$(6,420)	$1,752	$(4,429)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$(0.13)	$0.03	$(0.09)
Diluted	$(0.10)	$(0.13)	$0.03	$(0.09)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	49,566	49,775	50,533	50,650
Diluted	49,566	49,775	52,203	50,650

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	333-193661	3.4	February 14, 2014

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2.1	Revolving Line of Credit Note, dated March 9, 2011, payable to Commerce Bank & Trust Company.	S-1	333-193661	4.5.1	January 30, 2014

4.2.2	Allonge to Revolving Line of Credit Note, dated November 27, 2013.	S-1	333-193661	4.5.2	January 30, 2014

10.1	Loan and Security Agreement by and among Commerce Bank & Trust Company and Paylocity Corporation, dated May 5, 2009.	S-1	333-193661	10.1	January 30, 2014

10.1.1	First Amendment to Loan and Security Agreement, dated March 9, 2011.	S-1	333-193661	10.1.1	January 30, 2014

10.2	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.3†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.3.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.3.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.4†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.5†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.6†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.7	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.8.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.8.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

	Exhibit		Incorporated by Reference
	Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

	10.9†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

	10.10†*	First Amended and Restated Executive Employment Agreement between Paylocity Corporation and Peter J. McGrail, dated February 7, 2014.

	14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

	21.1	List of Subsidiaries of the Registrant.	S-1	333-193661	21.1	January 30, 2014

	23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

	24.1	Power of Attorney (see page 53 to this Annual Report on Form 10-K).

	31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

	101.LAB	XBRL Taxonomy Extension Label Linkbase.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase.

†	Management contract, compensatory plan or arrangement.
*	Filed herewith.