Form 10-K/A
period 2015-06-30
Paylocity Holding Corp
filed 2015-09-17
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2014, the last day of the registrant’s most recently completed second fiscal quarter, was $415,799,087 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of September 9, 2015, there were 50,776,293 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2015

EXPLANATORY NOTE

Paylocity Holding Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Original Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2015, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

We have a classified board of directors consisting of two Class I directors, two Class II directors and two Class III directors.  At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting date. Information regarding our directors as of September 9, 2015 is set forth below.

Name	Position	Age	Director Since
Class I Directors Whose Terms Expire at the 2018 Annual Meeting of Stockholders:
Steven I. Sarowitz	Chairman	49	1997
Jeffrey T. Diehl	Director	45	2008
Class II Directors Whose Terms Expire at the 2016 Annual Meeting of Stockholders:
Mark H. Mishler	Director	56	2013
Ronald V. Waters, III	Director	63	2013
Class III Directors Whose Terms Expire at the 2017 Annual Meeting of Stockholders:
Steven R. Beauchamp	President, Chief Executive Officer and Director	43	2007
Andres D. Reiner	Director	44	2014

Class I Directors Whose Terms Expire at the 2018 Annual Meeting of Stockholders

Steven I. Sarowitz founded Paylocity in 1997 and is our Chairman.  Mr. Sarowitz is currently the Chief Executive Officer of Blue Marble Payroll, an international payroll aggregator. Prior to founding Paylocity, Mr. Sarowitz worked at Robert F. White, a Chicago-based independent payroll service firm. He later was an executive at three privately-held payroll companies. Mr. Sarowitz formerly served as President of the Independent Payroll Providers Association. Mr. Sarowitz holds a B.A. in Economics from the University of Illinois at Urbana. Mr. Sarowitz brings to our board of directors extensive executive leadership and operational experience in payroll services companies, and his experience and familiarity with our business as the founder and Chairman.

Jeffrey T. Diehl has served as a director since May 2008. Mr. Diehl is currently the Managing Partner of Adams Street Partners, LLC, a global private equity investment management firm. Prior to joining Adams Street Partners in 2000, Mr. Diehl worked at Brinson Partners/UBS Global Asset Management and The Parthenon Group. Mr. Diehl serves as a director of various private companies and a public company, Q2 Holdings, Inc., a virtual banking solutions company. Mr. Diehl holds a B.S. from Cornell University and an M.B.A. from Harvard University. Mr. Diehl brings to our board of directors years of experience as an advisor to a wide range of technology companies, including companies in the software, IT-enabled business services and consumer Internet/media sectors. Mr. Diehl’s experience with the growth and development of technology companies provides our board of directors with a unique perspective on our long-term strategy.

Class II Directors Whose Terms Expire at the 2016 Annual Meeting of Stockholders

Mark H. Mishler has served as a director since November 2013. Since 2011, Mr. Mishler has served as the President and Chief Executive Officer and as a director of Interstate National Corporation (“INC”), a service contract and extended warranty program provider, and in April 2014 Mr. Mishler was elected Chairman of INC.  From 2002 to 2010, Mr. Mishler served as President, Chief Operating Officer and as a Director of The Warranty Group, a warranty service contract provider. Mr. Mishler holds a B.S. in Accounting from Robert Morris University. Mr. Mishler is a retired officer of the United States Army. Mr. Mishler brings to our board of directors 30 years of business experience in positions such as controller, chief financial officer, chief operating officer and chief executive officer. In addition, Mr. Mishler has served as a director on numerous boards. Mr. Mishler brings to our board of directors significant finance experience derived primarily from his previous service as a controller and chief financial officer.

Ronald V. Waters, III has served as a director since November 2013. Mr. Waters has been an independent business consultant since May 2010. From 2009 to May 2010, he was a Director and the President and Chief Executive Officer of LoJack Corporation, or LoJack, a worldwide marketer of wireless tracking and recovery systems for valuable mobile assets, and, from 2007 to 2008, he was a Director and the President and Chief Operating Officer of LoJack. He is a director of Fortune Brands Home & Security, Inc., a home and security products company and HNI Corp., a manufacturer of office furniture and a manufacturer and marketer of gas- and wood-burning fireplaces. From 2012 to 2015, Mr. Waters served as a director of Chiquita Brands International, Inc., an international marketer and distributor of food products.  From 2006 to 2007, Mr. Waters served as a director of Sabre Holdings Corporation. Mr. Waters brings to our board of directors leadership experience through his former role as Chief Executive Officer of LoJack and significant finance expertise derived primarily from his current service on the audit committee of another public company and previous roles as a director and Chief Operating Officer at a public company, Chief Financial Officer at Wm. Wrigley Jr. Company, Controller at The Gillette Company and partner of a large public accounting firm. Mr. Waters also brings to our board of directors international, legal and information technology expertise derived primarily from his service in various roles at several large public companies.

Class III Directors Whose Terms Expire at the 2017 Annual Meeting of Stockholders

Steven R. Beauchamp is our President and Chief Executive Officer and a director. Prior to joining Paylocity in 2007, Mr. Beauchamp was employed by Paychex, Inc., from September 2002 to August 2007 and served as VP of Product Management and as a Corporate Officer. Mr. Beauchamp also served as Vice President of Payroll Operations for Advantage Payroll Services, Inc. from August 2001 to September 2002 after Advantage Payroll acquired Payroll Central where he served as President from May 1999 to August 2001. Mr. Beauchamp also spent three years in operations management with ADP Canada from May 1995 to April 1998. Mr. Beauchamp holds a B.B.A. from Wilfrid Laurier University and an M.B.A. from Queen’s University. Mr. Beauchamp brings to our board of directors over 15 years of experience in management positions in payroll services companies, and his experience and familiarity with our business as our President and Chief Executive Officer.

Andres D. Reiner has served as a director since September 2014. Since 2010, Mr. Reiner has served as the President and Chief Executive Officer and a director of PROS Holdings, Inc., or PROS, an enterprise software company. Since 1999, and prior to his appointment as President and Chief Executive Officer, Mr. Reiner held a series of positions with PROS, including Senior Vice President of Product Development and Executive Vice President of Product and Marketing. Prior to joining PROS, Mr. Reiner held various technical and management positions in technology companies including Platinum Technology, ADAC Healthcare Information Systems, and Kinesix. Mr. Reiner holds a B.S. in Computer Science with a minor in Mathematics from the University of Houston. Mr. Reiner brings to our board of directors leadership experience through his role as President and Chief Executive Officer of PROS, as well as knowledge and experience with product development and innovation at technology companies.

The following table sets forth the standing committees of the board of directors and the members of each committee as of September 9, 2015:

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Steven R. Beauchamp
Jeffrey T. Diehl	X		Chair
Mark H. Mishler	X	Chair	X
Andres D. Reiner		X	X
Steven I. Sarowitz
Ronald V. Waters, III	Chair	X

Audit Committee

The members of the audit committee are Messrs. Diehl, Mishler and Waters, each of whom is a non-employee member of our board of directors.  Mr. Waters serves as the chair of the audit committee. Our board of directors determined that each of Messrs. Diehl, Mishler and Waters is independent for purposes of the rules of the Nasdaq Global Select Market (the “Nasdaq Listing Rules”) and SEC rules and regulations as they apply to audit committee members.  Our board of directors has determined that each of Messrs. Diehl, Mishler and Waters meet the requirements for financial literacy and sophistication, and that Mr. Waters qualifies as an “audit committee financial expert,” under the applicable requirements of the Nasdaq Listing Rules and SEC rules and regulations. The composition of our audit committee complies with all applicable requirements in the Nasdaq Listing Rules and SEC rules and regulations.

Compensation Committee

The members of the compensation committee are Messrs. Mishler, Reiner and Waters, each of whom is a non-employee member of our board of directors.  Mr. Mishler serves as the chairperson of the compensation committee.  Our board of directors has determined that each member of the compensation committee is independent for purposes of the Nasdaq Listing Rules, is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code, as amended.

In April 2014, the compensation committee selected Compensia, Inc. (“Compensia”) to provide independent compensation consulting support. Compensia has provided market information on compensation trends and practices and makes compensation recommendations based on competitive data of a peer group of companies.  Compensia is also available to perform special projects at the compensation committee’s request.  Compensia provides analyses and recommendations that inform the compensation committee’s decisions, but does not decide or approve any compensation actions. As needed, the compensation committee also consults with Compensia on other compensation-related matters, which for fiscal 2015 included a review of total cash and stock-based compensation for Paylocity’s executives including long-term incentive related compensation. The engagement of any compensation consultant rests exclusively with the compensation committee, which has sole authority to retain and terminate any compensation consultant or other advisor that it uses.

The compensation committee has assessed the independence of Compensia and concluded that no conflicts of interest exist that would prevent Compensia from providing independent and objective advice to the compensation committee.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Diehl, Mishler and Reiner.  Mr. Diehl serves as the chairperson of the nominating and corporate governance committee.  Our board of directors determined that each member of our nominating and corporate governance committee is independent for purposes of the Nasdaq Listing Rules and under applicable SEC rules and regulations.

Committee Charters and Other Corporate Governance Materials

We have adopted a Code of Business Conduct and Ethics (the “Code”), that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and directors. The Code is available on the investor relations section of our website at http://investors.paylocity.com. A printed copy of the Code may also be obtained by any stockholder free of charge upon request to the Corporate Secretary, Paylocity Holding Corporation, 3850 N. Wilke Road, Arlington Heights, Illinois 60004. Any substantive amendment to or waiver of any provision of the Code may be made only by the board of directors, and will be disclosed on our website as well as via any other means then required by Nasdaq Listing Rules or applicable law.

Our board of directors has also adopted a written charter for each of the audit committee, the compensation committee and the nominating and corporate governance committee.  Each charter is available on the investor relations section of our website at http://investors.paylocity.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines (the “Guidelines”) that address the composition of the board, criteria for board membership and other board governance matters. These Guidelines are available on the investor relations section of our website at http://investors.paylocity.com. A printed copy of the Guidelines may also be obtained by any stockholder free of charge upon request to the Corporate Secretary, Paylocity Holding Corporation, 3850 N. Wilke Road, Arlington Heights, Illinois 60004.

Executive Officers

The following table sets forth information regarding our executive officers as of September 9, 2015.  Mr. Beauchamp’s biography can be found on page 3 of this Amendment with the biographies of the other members of the board of directors.  Biographies for our other executive officers, including our other named executive officers, are below.

Name	Age	Position
Steven R. Beauchamp	43	President, Chief Executive Officer and Director
Peter J. McGrail	56	Chief Financial Officer
Michael R. Haske	43	Senior Vice President of Sales & Marketing
Edward W. Gaty	42	Senior Vice President of Product Development
Mark S. Kinsey	45	Senior Vice President of Operations

Peter J. McGrail is our Chief Financial Officer. Prior to joining Paylocity in 2010, Mr. McGrail served from 2007 to 2009 as Chief Financial Officer of FetchDog, a pet accessory catalog and Internet sales company. Mr. McGrail also served previously as Chief Financial Officer for two payroll services companies: Advantage Payroll Services, Inc. from 1999 to 2003 and CompuPay, Inc. from 2005 to 2007. Mr. McGrail also spent seven years at the Boston office of KPMG Peat Marwick, now KPMG, where he was an audit manager and attained his CPA designation. Mr. McGrail holds a Master’s Degree in Accounting from Bentley University and a B.A. in Economics from Colgate University.

Michael R. Haske is our Senior Vice President of Sales & Marketing. Prior to joining Paylocity in 2007, Mr. Haske held several roles at Paychex, Inc., including Director of Marketing and Business Development and Regional Manager. Prior to joining Paychex, Inc., Mr. Haske held multiple roles with Automatic Data Processing, Inc., including Sales Manager & Corporate Sales Trainer. Mr. Haske earned his B.A. degree in Marketing and Finance from the University of Michigan. He also earned an M.B.A. in Marketing from Cardean/Ellis NYIT.

Edward W. Gaty is our Senior Vice President of Product Development. Prior to joining Paylocity in July 2013, Mr. Gaty held several positions at Hewitt Associates and Aon Hewitt, a human resources consulting firm, from 1995 to 2013, including Chief Information Officer, Benefits Administration and Chief Technology Officer, Benefits Administration. Mr. Gaty holds a B.A. in Economics & Business Administration from Kalamazoo College and an M.S. in Information Technology from Northwestern University.

Mark S. Kinsey is our Senior Vice President of Operations. Prior to joining Paylocity in May 2015, Mr. Kinsey served as President of Online Data Collection at Ipsos from 2012 to 2015. Prior to joining Ipsos, Kinsey held several positions at The Nielsen Company from 2002 to 2012, including Head of North America Consumer Operations and Global Product Leader of consumer household panel services. Before joining The Nielsen Company, Kinsey was a consultant in the general practice with AT Kearney, a management consulting firm. He holds a B.S. in Finance from Ball State University and an M.B.A. from Indiana University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended June 30, 2015 were satisfied.

Item 11.  Executive Compensation

Summary Compensation Table

The following table presents compensation information for the fiscal years ended June 30, 2014 and 2015 paid to, or earned by, our principal executive officer and our two other most highly compensated executive officers as of June 30, 2015. We refer to these executive officers as our “named executive officers” in this Amendment.  For the fiscal year ended June 30, 2015 our named executive officers were Steven R. Beauchamp, Michael R. Haske and Peter J. McGrail.

Name and Principal Position	Year	Salary	Stock-based Compensation(1)	Bonus(2)		All Other Compensation		Total
Steven R. Beauchamp	2015	$445,905	$2,404,196	$425,250		$23,825	(3)	$3,299,176
President and Chief Executive Officer	2014	425,863	127,003	102,226		22,633		677,725

Peter J. McGrail	2015	267,904	645,460	187,518		16,819	(3)	1,117,701
Chief Financial Officer

Michael R. Haske	2015	306,333	540,160	218,000		26,254		1,090,747
Senior Vice President of Sales & Marketing	2014	259,023	127,003	203,236	(4)	22,503		611,765

(1)                  Amounts represent the aggregate grant date fair value of stock awards granted during the year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). Assumptions used in calculating these stock awards in this column are set forth in Note 14 “Benefit Plans” of the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  Note that the amounts reported in this column reflect the accounting cost for these awards, and do not correspond to the actual economic value that our named executive officers may receive from these awards.

(2)                  Includes discretionary annual bonus payouts determined by our compensation committee. Our management team establishes an annual business plan for the Company which is approved by the board of directors. At the end of our fiscal year, our compensation committee considers each named executive officer’s performance relative to the attainment of our business plan for the year and meets to discuss, develop and approve the bonus amounts payable to each named executive officer based on his performance.

(3)                  Includes premiums paid for medical and dental insurance of $10,527.

(4)                  Also includes a monthly bonus based on the prior month’s commissionable sales.

Potential Payments Upon Termination and Change in Control

Each of our named executive officers is subject to certain obligations relating to non-competition, non-solicitation, proprietary information and assignment of inventions. Pursuant to these obligations, each named executive officer has agreed (i) not to solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not to compete with us or assist any other person to compete with us during employment and (iii) to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

In addition, we have entered into employment agreements with each of our named executive officers. The following is a summary of the employment agreements with our named executive officers.

Steven R. Beauchamp is party to an amended and restated employment agreement with us effective February 7, 2014. This employment agreement has no specific term and constitutes at-will employment. Mr. Beauchamp’s current annual base salary is $475,000. Mr. Beauchamp is also eligible to receive benefits that are substantially similar to those of our other employees. His employment agreement also provides for an annual bonus, which is currently targeted at 80% of Mr. Beauchamp’s base salary. Payment of any bonus to Mr. Beauchamp is subject to approval by the compensation committee of our board of directors.

Pursuant to this agreement, in the event Mr. Beauchamp is terminated for any reason (other than for cause (as such term is defined in the employment agreement), as a result of his death or his inability to perform the essential functions of his position with or without reasonable accommodation), we will be obligated to pay him 100% of his then current monthly base salary for 12 months.  These severance benefits are contingent on Mr. Beauchamp executing a general release of claims. In addition, pursuant to his employment agreement, Mr. Beauchamp has agreed (i) not to solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not to compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

Peter J. McGrail is party to an amended and restated employment agreement with us effective February 7, 2014. This employment agreement has no specific term and constitutes at-will employment. Mr. McGrail’s current annual base salary is $325,000. Mr. McGrail is also eligible to receive benefits that are substantially similar to those of our other employees. His employment agreement also provides for an annual bonus, which is currently targeted at 70% of Mr. McGrail’s base salary. Payment of any bonus to Mr. McGrail is subject to approval by the compensation committee of our board of directors.

Pursuant to this agreement, in the event Mr. McGrail is terminated for any reason (other than for cause (as such term is defined in the employment agreement), as a result of his death or his inability to perform the essential functions of his position with or without reasonable accommodation), we will be obligated to pay him 100% of his then current monthly base salary for 12 months.  These severance benefits are contingent on Mr. McGrail executing a general release of claims. In addition, pursuant to his employment agreement, Mr. McGrail has agreed (i) not to solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not to compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

Michael R. Haske is party to an amended and restated employment agreement with us effective February 7, 2014. This employment agreement has no specific term and constitutes at-will employment. Mr. Haske’s current annual base salary is $350,000. Mr. Haske is also eligible to receive benefits that are substantially similar to those of our other employees. His employment agreement also provides for an annual bonus, which is currently targeted at 60% of Mr. Haske’s current base salary, and for a monthly bonus based on the prior month’s sales by commissionable sales by all sales personnel. Payment of any bonus to Mr. Haske is subject to approval by the compensation committee of our board of directors.

Pursuant to this agreement, in the event Mr. Haske is terminated for any reason (other than for cause (as such term is defined in the employment agreement), as a result of his death or his inability to perform the essential functions of his position with or without reasonable accommodation), we will be obligated to pay him 100% of his then current monthly base salary for twelve months. These severance benefits are contingent on Mr. Haske executing a general release of claims. In addition, pursuant to his employment agreement, Mr. Haske has agreed (i) not to solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not to compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

In addition, in the event of a change in control of the Company, all unvested shares subject to outstanding equity awards with time-based vesting issued to each of our named executive officers will vest in full immediately prior to, and contingent upon, the change in control, subject to such named executive officer’s continuous service to the Company through the date of the change in control.

401(k)

We have established a tax-qualified employee savings and retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutory limit, $18,000 in 2015, and have us contribute the amount of this reduction to the 401(k) plan.  During fiscal 2015, we matched up to 50% of employee contributions, but not exceeding 6% of gross pay per employee. Our contributions for the year ended June 30, 2015 were $1,656,000. We intend for the 401(k) plan to qualify under Section 401 of the Internal Revenue Code so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during fiscal 2015.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our named executive officers during fiscal 2015.

Outstanding Equity Awards at June 30, 2015

The following table sets forth information regarding outstanding equity awards held by our named executive officers at June 30, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)		Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market Value of shares or units of stock that have not vested
Steven R. Beauchamp	250,000	(2)	250,000	(2)	$4.88	8/21/2022	48,700(5)	$1,745,895(5)
	5,555	(3)	11,111	(3)	$17.00	3/18/2024
	—		107,400	(4)	$24.80	8/18/2024
Peter J. McGrail	608,058		—		1.31	6/20/2020	13,000(5)	$466,050(5)
	27,777	(3)	55,556	(3)	$17.00	3/18/2024
	—		29,000	(4)	$24.80	8/18/2024
Michael R. Haske	150,000	(2)	150,000	(2)	$4.88	8/21/2022	11,000(5)	$394,350(5)
	5,555	(3)	11,111	(3)	$17.00	3/18/2024
	—		24,000	(4)	$24.80	8/18/2024

(1)                  Shares of common stock.

(2)                  This option grant vests as to 1/4 of the total option grant on July 1, 2013, and thereafter as to 1/4 of the total option grant yearly.

(3)                  The option grant vests as to 1/3 of the total option grant on March 24, 2015, and thereafter as to 1/3 of the total option grant yearly.

(4)                  The option grant vests as to 1/4 of the total option grant on August 18, 2015, and thereafter as to 1/4 of the total option grant yearly.

(5)                  The RSUs will vest annually in four equal installments beginning on August 18, 2015.

Compensation of Directors

In September 2014, we implemented a director compensation package, pursuant to which our directors are eligible to receive equity awards and cash retainers as compensation for service on our board of directors and committees of our board of directors. Under our director compensation package, our directors are entitled to receive a $30,000 annual retainer fee. The audit committee chairperson receives an annual fee of $20,000 and members of the audit committee receive an annual fee of $10,000. The compensation committee chairperson receives an annual fee of $15,000 and members of the compensation committee receive an annual fee of $7,500. The nominating and corporate governance committee chairperson receives an annual fee of $10,000 and the members of the nominating and corporate governance committee receive an annual fee of $5,000.  On August 18, 2014 (and September 8, 2014 in the case of Mr. Reiner), the compensation committee of our board of directors approved a restricted stock unit grant entitling each director to receive that number of shares of our common stock equal to $150,000 divided by the then current share price of our common stock (with such amount prorated, in the case of Mr. Reiner, to reflect the date of his appointment). These grants vest 25% quarterly, such that the grant vests in full on the first anniversary of the grant, provided that the director continues to serve as a director through such vesting date.

In August 2015, the compensation committee of our board of directors approved a restricted stock unit grant entitling each director to receive that number of shares of our common stock equal to $150,000 divided by the then current share price of our common stock. These grants vest 25% quarterly, such that the grant vests in full on the first anniversary of the grant, provided that the director continues to serve as a director through such vesting date.  In September 2015, our board of directors affirmed that the director’s cash compensation package for fiscal 2016 would remain unchanged from the cash compensation package for fiscal 2015.

The following table sets forth information concerning the compensation earned during the last fiscal year by each director who received such compensation.  Our Chief Executive Officer did not receive additional compensation for his service as a director and, consequently, no additional compensation is included in the table.  The compensation received by our Chief Executive Officer as an employee is presented in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	All Other Compensation($)	Total ($)
Steven R. Beauchamp	$—		$—	$—	$—
Jeffrey T. Diehl	47,083	(2)	149,990	—	197,073
Mark H. Mishler	57,917	(3)	149,990	—	207,907
Andres D. Reiner	29,958	(4)	141,366	—	171,324
Steven I. Sarowitz	32,500	(5)	149,990	6,916	189,406
Ronald V. Waters, III	56,875	(6)	149,990	—	206,865

The following table sets forth information regarding outstanding equity awards held by our directors at June 30, 2015. Equity awards held by our Chief Executive Officer is presented in the Outstanding Equity Awards at June 30, 2015 table.

	Stock Awards
Name	Number of shares or units of stock that have not vested		Market Value of shares or units of stock that have not vested ($)

Jeffrey T. Diehl	1,512	(7)	$54,205	(7)
Mark H. Mishler	2,222	(8)	79,659	(8)
	1,512	(7)	54,205	(7)
Andres D. Reiner	1,504	(7)	53,918	(7)
Steven I. Sarowitz	1,512	(7)	54,205	(7)
Ronald V. Waters, III	2,222	(8)	79,659	(8)
	1,512	(7)	54,205	(7)

(1)                                 Amounts represent the aggregate grant date fair value of restricted stock units granted during the year computed in accordance with ASC Topic 718. Assumptions used in calculating the amounts reported in this column are set forth in Note 14 “Benefit Plans” of the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Note that the amounts reported in this column reflect the accounting cost for these awards, and do not correspond to the actual economic value that our directors may receive from the awards.

(2)                                 Consists of $30,000 annual retainer fee for service on the board of directors, $10,000 annual fee for service on the audit committee and $10,000 annual fee for service as the chairman of the nominating and corporate governance committee. These annual fees have been prorated for the periods Mr. Diehl served in these committees and the existing committee compensation structure was in place during fiscal 2015.

(3)                                 Consists of $30,000 annual retainer fee for service on the board of directors, $10,000 annual fee for service on the audit committee, $15,000 annual fee for services as the chairman of the compensation committee and $5,000 annual fee for service on the nominating and corporate governance committee. These annual fees have been prorated for the periods Mr. Mishler served in these committees and the existing committee compensation structure was in place during fiscal 2015.

(4)                                 Consists of $30,000 annual retainer fee for service on the board of directors, $7,500 annual fee for services on the compensation committee and $5,000 annual fee for service on the nominating and corporate governance committee. These annual fees have been prorated for the periods Mr. Reiner served in these committees and the existing committee compensation structure was in place during fiscal 2015.

(5)                                 Consists of $30,000 annual retainer fee for service on the board of directors and $10,000 annual fee for service as the chairman of the nominating and corporate governance committee until January 2015. These annual fees have been prorated for the periods Mr. Sarowitz served in these committees and the existing committee compensation structure was in place during fiscal 2015.

(6)                                 Consists of $30,000 annual retainer fee for service on the board of directors, $20,000 annual fee for service as the chairman of audit committee and $7,500 annual fee for services on the compensation committee. These annual fees have been prorated for the periods Mr. Waters served in these committees and the existing committee compensation structure was in place during fiscal 2015.

(7)                                 The RSUs will vest on August 18, 2015.

(8)                                 The RSUs will vest on March 24, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and footnotes set forth information with respect to the beneficial ownership of our common stock as of September 9, 2015 by:

•                           each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•                           each of our named executive officers;

•                           each of our current directors; and

•                           all of our current directors and current executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power.

Applicable percentage ownership in the following table is based on 50,776,293 shares of common stock outstanding as of September 9, 2015. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 9, 2015 are deemed to be outstanding for calculating the number and percentage of outstanding shares of the person holding such options, but are not deemed to be outstanding for calculating the percentage ownership of any other person. Beneficial ownership or voting power representing less than 1% is denoted with an asterisk (*).

Shares shown in the table below include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse.

Unless otherwise noted below, the address of each person listed on the table is c/o Paylocity Holding Corporation, 3850 N. Wilke Road, Arlington Heights, Illinois 60004.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock Owned
5% Stockholders:
Entities affiliated with Adams Street Partners(1)	9,337,430	18.4%
Named Executive Officers and Directors:
Jeffrey T. Diehl(1)	9,337,430	18.4%
Steven I. Sarowitz(2)	18,957,100	37.3%
Steven R. Beauchamp(3)	3,058,952	6.0%
Michael R. Haske(4)	1,853,987	3.6%
Peter J. McGrail(5)	648,367	1.3%
Mark H. Mishler(6)	22,154	*
Ronald V. Waters, III(7)	21,554	*
Andres D. Reiner(8)	7,075	*
All executive officers and directors as a group (10 persons)(9)	33,969,630	65.2%

(1)                                 Represents 1,062 shares issuable to Jeffrey T. Diehl upon the vesting of restricted stock units within 60 days of September 9, 2015, 1,805,847 shares held by Adams Street 2006 Direct Fund, L.P., or AS 2006, 2,039,298 shares held by Adams Street 2007 Direct Fund, L.P., or AS 2007, 2,916,394 shares held by Adams Street 2008 Direct Fund, L.P., or AS 2008, 604,524 shares held by Adams Street 2009 Direct Fund, L.P., or AS 2009, 343,403 shares held by Adams Street 2010 Direct Fund, L.P., or AS 2010, 275,890 shares held by Adams Street 2011 Direct Fund LP, or AS 2011, 276,871 shares held by Adams Street 2012 Direct Fund LP, or AS 2012 and 1,068,093 shares of common stock held by Adams Street Co-Investment Fund II, L.P., or AS CIF. The shares owned by AS 2006, AS 2007, AS 2008, AS 2009, AS 2010, AS 2011, AS 2012 and AS CIF may be deemed to be beneficially owned by Adams Street Partners, LLC, or ASP, the managing member of the general partner of each of AS 2006, AS 2007, AS 2008, AS 2009, AS 2010, AS 2011, AS 2012 and AS CIF. Thomas D. Berman, David Brett, Jeffrey T. Diehl, Elisha P. Gould III, Michael S. Lynn, Robin P. Murray, Sachin Tulyani, Craig D. Waslin and David Welsh, each of whom is a partner of Adams Street Partners, LLC (or a subsidiary thereof) may be deemed to have shared voting and investment power over the shares. The address of each of AS 2006, AS 2007, AS 2008, AS 2009, AS

2010, AS 2011, AS 2012, AS CIF and ASP is One North Wacker Drive, Suite 2200, Chicago, Illinois 60606. Mr. Diehl is a member of our board of directors.

(2)                                 Includes 1,062 shares issuable upon vesting of restricted stock units within 60 days of September 9, 2015. Mr. Sarowitz is currently our Chairman and resigned as our Executive Chairman effective June 30, 2014.

(3)                                 Includes 407,405 shares issuable upon the exercise of options exercisable within 60 days of September 9, 2015 and 145,000 shares held by the IRIE Family Trust where Mr. Beauchamp’s spouse is the trustee. Mr. Beauchamp is our President and Chief Executive Officer and is a director.

(4)                                 Includes 236,555 shares issuable upon the exercise of options exercisable within 60 days of September 9, 2015. Mr. Haske is our Senior Vice President of Sales & Marketing.

(5)                                 Includes 643,085 shares issuable upon the exercise of options exercisable within 60 days of September 9, 2015.  Mr. McGrail is our Chief Financial Officer.

(6)                                 Includes 1,062 shares issuable upon the vesting of restricted stock units within 60 days of September 9, 2015. Mr. Mishler is a member of our board of directors.

(7)                                 Includes 1,062 shares issuable upon the vesting of restricted stock units within 60 days of September 9, 2015. Mr. Waters is a member of our board of directors.

(8)                                 Includes 1,062 shares issuable upon the vesting of restricted stock units within 60 days of September 9, 2015. Mr. Reiner is a member of our board of directors.

(9)                                 Includes 1,348,016 shares issuable upon the exercise of options exercisable and 5,310 shares issuable upon the vesting of restricted stock units, in each case within 60 days of September 9, 2015.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants.  These consist of the 2008 Equity Incentive Plan (the “2008 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”) and the 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”), each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of June 30, 2015:

Plan Category	Number of shares to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	3,955,510	$10.96	(1)	5,543,184	(2)

Equity compensation plans not approved by stockholders	—	—		—

Total	3,955,510			5,543,184

(1)         The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

(2)         Includes 4,489,822 shares of common stock available for issuance in connection with future awards under our 2014 Plan and 1,053,362 shares of common stock available for future issuance under the 2014 Purchase Plan.  The 2014 Plan provides that the number of shares reserved for issuance under that plan will automatically increase on January 1, 2016 and each subsequent anniversary through 2024, by an amount equal to the smaller of (i) 4.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the board. The 2014 Purchase Plan provides that the number of shares reserved for issuance under that plan will automatically increase on January 1, 2016 and each subsequent anniversary through 2024 equal to the smallest of (i) 400,000 shares, (ii) 0.75% of the issued and outstanding shares of our common stock on the immediately preceding December 31 or (iii) such other amount as may be determined by the board.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy

We have a written policy on authorizations, the Related Party Transactions Policy, which includes specific provisions for related party transactions. Pursuant to the Related Party Transactions Policy, related party transactions include any transaction, arrangement or relationship, or series of such transactions, including any indebtedness or guarantees, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In the event that a related party transaction is identified, such transaction must be reported to our Corporate Secretary and subsequently must be reviewed and approved or ratified by the chairman of our audit committee or our full audit committee, depending on the amount of the transaction. Any member of the audit committee who is one of the parties in the related party transaction and who has a direct material interest in the transaction may not participate in the approval of the transaction. The audit committee has pre-approved certain potential related party transactions in advance including employment of executive officers and director compensation.

Related Party Transactions

Since the beginning of fiscal 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in “Item 11—Executive Compensation” and the transactions described below.

Stock Options Granted to Executive Officers and Directors

We have granted stock options and restricted stock units to our executive officers. We have also granted restricted stock units to certain members of our board of directors. For more information regarding certain of these equity awards, see “Item 11—Summary Compensation Table” and “Item 11—Compensation of Directors” elsewhere in this Amendment.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement with certain holders of our stockholders. The amended and restated investors’ rights agreement grants such stockholders certain registration rights, which include demand registration rights, piggyback registration rights and short-form registration rights, with respect to shares of our common stock.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. These employment agreements provide for severance payments upon termination of the executive in certain circumstances and acceleration of vesting of stock options upon the occurrence of a change in control.  Please see “Item 11—Executive Compensation—Potential Payments upon Termination and Change in Control” for a summary of the potential payments to our named executive officers upon the occurrence of termination or a change in control.

Indemnification of Officers and Directors

As permitted by Delaware law, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by Delaware law, no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Pursuant to Delaware law such protection would be not available for liability:

•                           for any breach of a duty of loyalty to us or our stockholders;

•                           for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•                           for any transaction from which the director derived an improper benefit; or

•                           for an act or omission for which the liability of a director is expressly provided by an applicable statute, including unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law.

Our amended and restated certificate of incorporation also provides that if Delaware law is amended after the approval by our stockholders of the amended and restated certificate of incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law. In addition, our amended and restated bylaws provide that we are required to advance expenses to our directors and officers as incurred in connection with legal proceedings against them for which they may be indemnified and that the rights conferred in the amended and restated bylaws are not exclusive

We have entered into indemnity agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and officer to the fullest extent permitted by Delaware law and our amended and restated certificate of incorporation and bylaws for expenses such as, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action by or in our right, arising out of the person’s services as our director or executive officer or as the director or executive officer of any subsidiary of ours or any other company or enterprise to which the person provides services at our request. We also maintain directors’ and officers’ liability insurance.

Other Related Party Transactions

In June 2014, we entered into a Memorandum of Understanding (the “Memorandum”), with our chairman Steven I. Sarowitz and Blue Marble Payroll, LLC, or Blue Marble, a separate legal entity owned by Mr. Sarowitz.  Pursuant to the terms of the Memorandum, Mr. Sarowitz is entitled to devote his efforts to Blue Marble provided that such efforts do not interfere with his ability to fulfill his duties as our chairman.  Mr. Sarowitz and Blue Marble each also agreed not to compete with us in the United States of America and not to solicit our employees.  In the event that we enter a geographic market in which Mr. Sarowitz or Blue Marble has clients, we have an option to acquire Mr. Sarowitz’ or Blue Marble’s (as the case may be) operations in such market at fair market value.  At our option, Mr. Sarowitz and Blue Marble will permit us to become a partner of Blue Marble in any international market that Mr. Sarowitz or Blue Marble enters, on terms no less favorable than those offered by Mr. Sarowitz or Blue Marble to its other partners in that market.  Pursuant to the terms of the Memorandum, in the event of a sale of a material portion of the business or capital stock of Blue Marble, we have a right of first refusal to buy Blue Marble.  Beginning on the third anniversary of the Memorandum, we also have an ongoing option to acquire Blue Marble at fair market value.

Director Independence

Our board of directors has determined that each of Messrs. Diehl, Mishler, Reiner and Waters is an “independent director” for purposes of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act as the term relates to membership on the board of directors.

The definition of independence under the Nasdaq Listing Rules includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our board has made a subjective determination as to each independent director that no material relationships exist that, in the opinion of our board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the directors in questionnaires with questions tailored to the Nasdaq Listing Rules with regard to each director’s business and personal activities as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by KPMG LLP (“KPMG”), our independent registered public accounting firm, for the fiscal years ended June 30, 2015 and 2014:

	Fiscal 2015	Fiscal 2014
Audit fees (1)	$894,408	$2,750,116
Audit-related fees (2)	$—	$—
Tax fees (3)	$138,811	$323,521
All other fees (4)	$25,449	$57,739
Total fees	$1,058,668	$3,131,376

(1)                                 Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, consultations concerning financial reporting in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC registered securities offerings. Fiscal 2014 audit fees also included fees related to our initial public offering including audit of our fiscal 2011, fiscal 2012 and fiscal 2013 financial statements, and related filings.

(2)                                 Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)                                 Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and acquisitions.

(4)                                 All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-approval of Audit and Non-audit Services Performed by Independent Registered Public Accounting Firm

The audit committee has determined that all services performed by KPMG are compatible with maintaining the independence of KPMG.  The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services. Unless the specific service has been pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)              Documents Filed with the Original Form 10-K

(1)                  Financial Statements.

Page
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

(2)                  Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2015

PAYLOCITY HOLDING CORPORATION

By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	S-1/A	333-193661	3.4	February 14, 2014

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2.1	Revolving Line of Credit Note, dated March 9, 2011, payable to Commerce Bank & Trust Company.	S-1	333-193661	4.5.1	January 30, 2014

4.2.2	Allonge to Revolving Line of Credit Note, dated November 27, 2013.	S-1	333-193661	4.5.2	January 30, 2014

10.1	Loan and Security Agreement by and among Commerce Bank & Trust Company and Paylocity Corporation, dated May 5, 2009.	S-1	333-193661	10.1	January 30, 2014

10.1.1	First Amendment to Loan and Security Agreement, dated March 9, 2011.	S-1	333-193661	10.1.1	January 30, 2014

10.2	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.3†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.3.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.3.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.4†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.5†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.6†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.7	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.8.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.8.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.10†	First Amended and Restated Executive Employment Agreement between Paylocity Corporation and Peter J. McGrail, dated February 7, 2014.	10-K	001-36348	10.10	August 14, 2015

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1	List of Subsidiaries of the Registrant.	S-1	333-193661	21.1	January 30, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	10-K	001-36348	23.1	August 14, 2015

24.1	Power of Attorney (see page 54 to the Original 10-K).	10-K	001-36348	24.1	August 14, 2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-36348	31.1	August 14, 2015

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-36348	31.2	August 14, 2015

31.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	10-K	001-36348	32.1	August 14, 2015

32.2#	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	10-K	001-36348	32.2	August 14, 2015

101.INS	XBRL Instance Document.	10-K	001-36348	101.INS	August 14, 2015

101.SCH	XBRL Taxonomy Extension Schema.	10-K	001-36348	101.SCH	August 14, 2015

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	10-K	001-36348	101.CAL	August 14, 2015

101.LAB	XBRL Taxonomy Extension Label Linkbase.	10-K	001-36348	101.LAB	August 14, 2015

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	10-K	001-36348	101.PRE	August 14, 2015

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	10-K	001-36348	101.DEF	August 14, 2015

†	Management contract, compensatory plan or arrangement.
*	Filed herewith.
#	Furnished therewith.