Form 10-Q
period 2015-09-30
Paylocity Holding Corp
filed 2015-11-06
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,835,160 shares of Common Stock, $0.001 par value per share, as of October 30, 2015.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$81,258	$78,691
Accounts receivable, net	1,115	1,328
Prepaid expenses and other	4,416	5,051
Deferred income tax assets, net	775	389

Total current assets before funds held for clients	87,564	85,459
Funds held for clients	591,219	542,612

Total current assets	678,783	628,071
Long-term prepaid expenses	403	409
Capitalized internal-use software, net	7,357	8,724
Property and equipment, net	16,061	17,195
Intangible assets, net	11,941	11,561
Goodwill	6,003	6,003

Total assets	$720,548	$671,963

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,327	$1,973
Consideration related to acquisitions	511	300
Accrued expenses	16,430	16,855

Total current liabilities before client fund obligations	18,268	19,128
Client fund obligations	591,219	542,612

Total current liabilities	609,487	561,740
Deferred rent	2,607	3,259
Deferred income tax liabilities, net	874	572

Total liabilities	$612,968	$565,571
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2015 and September 30, 2015	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2015 and September 30, 2015; 50,703 shares issued and outstanding at June 30, 2015 and 50,833 shares issued and outstanding at September 30, 2015	51	51
Additional paid-in capital	155,672	157,919
Accumulated deficit	(48,143)	(51,578)
Total stockholders’ equity	$107,580	$106,392
Total liabilities and stockholders’ equity	$720,548	$671,963

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended September 30,
	2014	2015
Revenues:
Recurring fees	$29,142	$42,363
Interest income on funds held for clients	363	528

Total recurring revenues	29,505	42,891
Implementation services and other	1,604	2,217

Total revenues	31,109	45,108
Cost of revenues:
Recurring revenues	10,057	13,157
Implementation services and other	5,395	7,038

Total cost of revenues	15,452	20,195
Gross profit	15,657	24,913
Operating expenses:
Sales and marketing	9,078	12,450
Research and development	4,027	5,429
General and administrative	7,448	10,451

Total operating expenses	20,553	28,330
Operating loss	(4,896)	(3,417)
Other income	49	83

Loss before income taxes	(4,847)	(3,334)
Income tax expense	28	101

Net loss	$(4,875)	$(3,435)

Net loss per share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

Weighted-average shares used in computing net loss per share:
Basic	49,566	50,744
Diluted	49,566	50,744

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2015	50,703	$51	$155,672	$(48,143)	$107,580
Stock-based compensation expense	—	—	3,978	—	3,978
Stock options exercised	115	—	688	—	688
Issuance of common stock upon vesting of restricted stock units	88	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(73)	—	(2,419)	—	(2,419)
Net loss	—	—	—	(3,435)	(3,435)
Balances at September 30, 2015	50,833	$51	$157,919	$(51,578)	$106,392

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2014	2015
Cash flows from operating activities:

Net loss	$(4,875)	$(3,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	3,283	3,712
Depreciation and amortization	1,931	2,719
Deferred income tax expense	20	84
Provision for doubtful accounts	42	25
Loss on disposal of equipment	30	66
Changes in operating assets and liabilities:
Accounts receivable	(85)	(238)
Prepaid expenses	(368)	(639)
Trade accounts payable	(245)	133
Accrued expenses	67	551
Net cash provided by (used in) operating activities	(200)	2,978

Cash flows from investing activities:
Capitalized internal-use software costs	(912)	(2,043)
Purchases of property and equipment	(2,499)	(1,588)
Payments for acquisitions	(2,385)	(183)
Net change in funds held for clients	(14,964)	48,607
Net cash provided by (used in) investing activities	(20,760)	44,793

Cash flows from financing activities:
Net change in client funds obligation	14,964	(48,607)
Payments on initial public offering costs	(75)	—
Proceeds from exercise of stock options	66	137
Taxes paid related to net share settlement of equity awards	—	(1,868)
Net cash provided by (used in) financing activities	14,955	(50,338)
Net Change in Cash and Cash Equivalents	(6,005)	(2,567)
Cash and Cash Equivalents—Beginning of Period	78,848	81,258
Cash and Cash Equivalents—End of Period	$72,843	$78,691
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowance received from landlord	—	$375
Purchase of property and equipment, accrued but not paid	$488	$845
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2	$16

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

Secondary Offering

In September 2015, the Company completed a secondary offering in which its existing shareholders sold 3,740 shares of common stock at a public offering price of $29.75 per share. The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

In October 2015, the underwriters for the Company’s secondary offering exercised their option to purchase 561 additional shares from certain shareholders of the Company as described in the final prospectus filed with the SEC on September 25, 2015.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

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

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three-months ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 14, 2015.

(c) Income Taxes

Differences in the normal relationship between the income tax expense and pre-tax loss materially result from the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

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

(e) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “retrospective” or “cumulative effect” transition method. The original standard was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2015	$149
Charged to expense	25
Write-offs	(28)
Balance at September 30, 2015	$146

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2015	2015
Capitalized internal-use software	$24,733	$27,042
Accumulated amortization	(17,376)	(18,318)
Capitalized internal-use software, net	$7,357	$8,724

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $593 and $942 for the three months ended September 30, 2014 and 2015, respectively.

Property and equipment consist of the following:

	June 30,	September 30,
	2015	2015
Office equipment	$1,875	$2,090
Computer equipment	11,783	13,029
Furniture and fixtures	2,423	2,526
Software	5,218	5,435
Leasehold improvements	6,639	7,130
Time clocks rented by clients	3,217	3,318
	31,155	33,528
Accumulated depreciation	(15,094)	(16,333)
Property and equipment, net	$16,061	$17,195

Depreciation expense amounted to $1,148 and $1,397 for the three months ended September 30, 2014 and 2015, respectively.

Intangible assets consist of the following:

	June 30, 2015	September 30, 2015	Weighted Average Useful Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2-3 years
Total	12,940	12,940
Accumulated amortization	(999)	(1,379)
Intangible assets, net	$11,941	$11,561

Amortization expense for acquired intangible assets was $190 and $380 for the three months ended September 30, 2014 and 2015, respectively.

The components of accrued expenses were as follows:

	June 30,	September 30,
	2015	2015
Accrued payroll and personnel costs	$14,275	$13,973
Current portion of deferred rent	727	281
Other	1,428	2,601
Total accrued expenses	$16,430	$16,855

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 and September 30, 2015 based upon the short-term nature of the assets and liabilities.

(5) Benefit Plans

(a) Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan.  Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors.

As of September 30, 2015, the Company had 8,670 shares allocated to the plans, of which 4,961 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances. The following table summarizes changes during the quarter in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2015	4,490
RSUs granted	(716)
Options granted	(149)
Shares withheld in settlement of taxes and exercise price	73
Forfeitures	43
Shares removed	(32)
Available for grant at September 30, 2015	3,709

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended September 30,
	2014	2015
Cost of revenue – recurring	$348	$357
Cost of revenue – non-recurring	291	270
Sales and marketing	884	913
Research and development	535	569
General and administrative	1,225	1,603
Total stock-based compensation	$3,283	$3,712

In addition, the Company capitalized $162 and $266 of stock compensation costs in its internal use software in the three months ended September 30, 2014 and 2015, respectively.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three months ended September 30:

	Period ended September 30,
	2014	2015
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	43.9%	34.0%
Expected term (years)	6.25	6.25
Risk-free interest rate	1.91%	1.83%

The table below presents stock option activity during the three months ended September 30, 2015:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2015	3,956	$10.96	7.63	$98,434
Options granted	149	35.28
Options forfeited	(31)	17.33
Options exercised	(115)	5.98
Balance at September 30, 2015	3,959	$11.98	7.49	$72,102
Options exercisable at September 30, 2015	1,978	$7.02	6.62	$45,436
Options vested and expected to vest at September 30, 2015	3,837	$11.72	7.46	$70,790

The weighted average grant date fair value of options granted during the three-month period ended September 30, 2014 and 2015 was $11.15 and $12.92, respectively. The total intrinsic value of options exercised during the three month period ended September 30, 2014 and 2015 was $224 and $2,935, respectively. At September 30, 2015, there was $6,200 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the three months ended September 30, 2015:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2015	386	$24.98
RSUs granted	716	35.28
RSUs vested	(88)	24.75
RSUs cancelled/forfeited	(12)	30.15
RSU balance at September 30, 2015	1,002	$32.34
RSUs expected to vest at September 30, 2015	859	$32.14

At September 30, 2015, there was $23,568 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.

(b) Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s board of directors and approved by the stockholders on February 6, 2014 and was effective upon completion of the Company’s initial public offering.

Under the Company’s ESPP, the Company can grant stock purchase rights to all eligible employees during specific offering periods not to exceed twenty-seven months.  Each offering period will begin on the trading day closest to May 16 and November 16 of each year.  Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation for each purchase period, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date.  Participants may purchase up to $25 worth of common stock or 2 shares of common stock in any one year.  The ESPP is considered compensatory and results in compensation expense.

As of September 30, 2015, a total of 1,053 common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company recorded compensation expense attributable to the ESPP of $130 and $252 for the three-month ended September 30, 2014 and 2015, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended September 30,
	2014	2015
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	41.7%	48.4%
Expected term (years)	0.3	0.5
Risk-free interest rate	0.04%	0.11%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were $382 and $580 for the three-month period ended September 30, 2014 and 2015, respectively.

(6) Loss Per Share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table presents the calculation of basic and diluted net loss per share:

	Three months ended September 30,
	2014	2015
Numerator:
Net loss	$(4,875)	$(3,435)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	49,566	50,744
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	—	—
Diluted	49,566	50,744

Net loss per share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended September 30,
	2014	2015

Restricted stock units	480	1,002
Employee stock purchase plan shares	27	52
Employee stock options	4,600	3,959
Total	5,107	5,013

(7) Income Taxes

The Company’s quarterly provision for income taxes is based on an estimated annual income tax rate.  The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The Company recorded income tax expense of $28 and $101 for the three-month periods ended September 30, 2014 and 2015, respectively.  The Company’s effective tax rate for the three months ended September 30, 2015 differs from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.  The Company’s effective tax rate for the three months ended September 30, 2014 differs from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  The Company has continued to carry the valuation allowance during fiscal 2015 and for the three months ending September 30, 2015.  As of September 30, 2015, the Company had no unrecognized tax benefits.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and under Part II, Item 1A: “Risk Factors.”

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

Our operating subsidiary Paylocity Corporation was incorporated in July 1997 as an Illinois corporation. In November 2013, we formed Paylocity Holding Corporation, a Delaware corporation, of which Paylocity Corporation is now a wholly-owned subsidiary. Paylocity Holding Corporation had no operations prior to the restructuring. All of our business operations, excluding interest earned on certain cash holdings and expenses associated with certain secondary stock offerings, have historically been, and are currently, conducted by Paylocity Corporation, and the financial results presented herein are entirely attributable to the results of its operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $29.5 million for the three months ended September 30, 2014 to $42.9 million for the three months ended September 30, 2015, representing a 45% year-over-year increase. Recurring revenue represented 95% of total revenue during the three months ended September 30, 2014 and 2015.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 35% for each of the three months ended September 30, 2014 and 2015.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net loss or cash provided by (used in) operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net loss before interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three months ended September 30,
	2014	2015
	(in thousands)
Adjusted Gross Profit	$16,889	$26,543
Adjusted Recurring Gross Profit	$20,389	$31,073
Adjusted EBITDA	$367	$3,291

	Three months ended September 30,
	2014	2015
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$15,657	$24,913
Amortization of capitalized internal-use software costs	593	942
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	639	688
Adjusted Gross Profit	$16,889	$26,543

	Three months ended September 30,
	2014	2015
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$29,505	$42,891
Cost of recurring revenues	10,057	13,157
Recurring gross profit	19,448	29,734
Amortization of capitalized internal-use software costs	593	942
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	348	397
Adjusted Recurring Gross Profit	$20,389	$31,073

	Three months ended September 30,
	2014	2015
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(4,875)	$(3,435)
Income tax expense	28	101
Depreciation and amortization	1,931	2,719
EBITDA	(2,916)	(615)
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	3,283	3,906
Adjusted EBITDA	$367	$3,291

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 94% of our total revenues during each of the three-months ended September 30, 2014 and 2015.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $0.6 million and $0.9 million during the three months ended September 30, 2014 and 2015, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists almost entirely of employee-related expenses involved in the implementation of our payroll and other HCM solutions for new clients. Implementation costs are generally fixed in the short-term and exceed associated implementation revenue charged to each client. We intend to grow our business through expanding our client base, and doing so will require increased personnel to implement our solutions. Therefore our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2014 and 2015.

	Three months ended September 30,
	2014	2015
Capitalized portion of research and development	$1,074	$2,309
Expensed portion of research and development	4,027	5,429
Total research and development	$5,101	$7,738

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

We expect our general and administrative expenses to continue to increase in absolute dollars as a result of our operation as a public company. These expenses will also include costs associated with compliance with regulations governing public companies, costs of directors’ and officers’ liability insurance and professional services expenses.

Other Income

Other income consists primarily of interest income related to interest received on our cash and cash equivalents.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended September 30,
	2014	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$29,142	$42,363
Interest income on funds held for clients	363	528
Total recurring revenues	29,505	42,891
Implementation services and other	1,604	2,217
Total revenues	31,109	45,108
Cost of revenues:
Recurring revenues	10,057	13,157
Implementation services and other	5,395	7,038
Total cost of revenues	15,452	20,195
Gross profit	15,657	24,913
Operating expenses:
Sales and marketing	9,078	12,450
Research and development	4,027	5,429
General and administrative	7,448	10,451
Total operating expenses	20,553	28,330
Operating loss	(4,896)	(3,417)
Other income	49	83
Loss before income taxes	(4,847)	(3,334)
Income tax expense	28	101
Net loss	$(4,875)	$(3,435)

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three months ended September 30,
	2014	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	94%	94%
Interest income on funds held for clients	1%	1%
Total recurring revenues	95%	95%
Implementation services and other	5%	5%
Total revenues	100%	100%
Cost of revenues:
Recurring revenues	33%	29%
Implementation services and other	17%	16%
Total cost of revenues	50%	45%
Gross profit	50%	55%
Operating expenses:
Sales and marketing	29%	28%
Research and development	13%	12%
General and administrative	24%	23%
Total operating expenses	66%	63%
Operating loss	(16)%	(8)%
Other income	0%	1%
Loss before income taxes	(16)%	(7)%
Income tax expense	0%	(1)%
Net loss	(16)%	(8)%

Comparison of Three Months Ended September 30, 2014 and 2015

Revenues

	Three Months Ended September 30,		Change
	2014	2015	$	%
Recurring fees	$29,142	$42,363	$13,221	45%
Percentage of total revenues	94%	94%
Interest income on funds held for clients	363	528	165	45%
Percentage of total revenues	1%	1%
Implementation services and other	1,604	2,217	613	38%
Percentage of total revenues	5%	5%

Recurring Fees

Recurring fees for the three months ended September 30, 2015 increased by $13.2 million, or 45%, to $42.4 million from $29.1 million for the three months ended September 30, 2014. Recurring fees increased primarily as a result of revenue from new clients and increased revenue per client.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2015 increased by $0.2 million, or 45% to $0.5 million from $0.4 million for the three months ended September 30, 2014. Interest income increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the three months ended September 30, 2015 increased by $0.6 million, or 38%, to $2.2 million from $1.6 million for the three months ended September 30, 2014. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014.

Cost of Revenues

	Three Months Ended September 30,		Change
	2014	2015	$	%
Cost of recurring revenues	$10,057	$13,157	$3,100	31%
Percentage of recurring revenues	34%	31%
Recurring gross margin	66%	69%
Cost of implementation services and other	5,395	7,038	1,643	30%
Percentage of implementation services and other	336%	317%
Implementation gross margin	(236)%	(217)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended September 30, 2015 increased by $3.1 million, or 31%, to $13.2 million from $10.1 million for the three months ended September 30, 2014. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $1.9 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.4 million in fees related to the delivery of our services, partially offset by a $0.6 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of our remaining reseller during fiscal 2015. Recurring gross margin increased from 66% for the three months ended September 30, 2014 to 69% for the three months ended September 30, 2015, primarily due to the reduction in reseller expenses.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended September 30, 2015 increased by $1.6 million, or 30%, to $7.0 million from $5.4 million for the three months ended September 30, 2014. Cost of implementation services and other increased primarily due to an increase in new clients, and a corresponding increase of $1.7 million in employee-related and other costs to implement our solutions for those new clients during the three months ended September 30, 2015.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change
	2014	2015	$	%
Sales and marketing	$9,078	$12,450	$3,372	37%
Percentage of total revenues	29%	28%

Sales and marketing expenses for the three months ended September 30, 2015 increased by $3.4 million, or 37%, to $12.5 million from $9.1 million for the three months ended September 30, 2014. The increase in sales and marketing expenses was primarily the result of $3.1 million of additional employee-related expenses incurred due to the expansion of our sales team by 44 personnel (including management, direct sales and sales administration), the addition of 12 sales lead generation personnel and 3 marketing personnel.

Research and Development

	Three Months Ended September 30,		Change
	2014	2015	$	%
Research and development	$4,027	$5,429	$1,402	35%
Percentage of total revenues	13%	12%

Research and development for the three months ended September 30, 2015 increased by $1.4 million, or 35%, to $5.4 million from $4.0 million for the three months ended September 30, 2014. The increase in research and development expense was primarily as a result of $2.5 million in employee-related expenses related to 60 additional development personnel, partially offset by higher year-over-year internal-use software capitalization of $1.2 million.

General and Administrative

	Three Months Ended September 30,		Change
	2014	2015	$	%
General and administrative	$7,448	$10,451	$3,003	40%
Percentage of total revenues	24%	23%

General and administrative expenses for the three months ended September 30, 2015 increased by $3.0 million, or 40%, to $10.5 million from $7.4 million for the three months ended September 30, 2014. The increase was primarily the result of $1.6 million of additional employee-related expenses related to 26 additional personnel, $0.4 million of additional stock-based compensation costs, $0.4 million of increased occupancy costs incurred as a result of our requirement for additional office space and $0.4 million in costs associated with the secondary offering completed during the first quarter of fiscal 2016.

Other Income

	Three Months Ended September 30,		Change
	2014	2015	$	%
Other income	$49	$83	$34	69%
Percentage of total revenues	0%	1%

Other income for the three months ended September 30, 2015 was not materially different as compared to the three months ended September 30, 2014.

Income Tax Expense

	Three Months Ended September 30,		Change
	2014	2015	$	%
Income tax expense	$28	$101	$73	261%
Percentage of total revenues	0%	1%

Income tax expense for the three months ended September 30, 2015 was not materially different as compared to the three months ended September 30, 2014.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended September 30, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the SEC on August 14, 2015.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2015, our principal source of liquidity was $78.7 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2014	2015
Net cash provided by (used in) operating activities	$(200)	$2,978
Cash flows from investing activities:
Capitalized internal-use software costs	(912)	(2,043)
Purchases of property and equipment	(2,499)	(1,588)
Payments for acquisitions	(2,385)	(183)
Net change in funds held for clients	(14,964)	48,607
Net cash provided by (used in) investing activities	(20,760)	44,793
Cash flows from financing activities:
Net change in client funds obligation	14,964	(48,607)
Payments on initial public offering costs	(75)	—
Proceeds from exercise of stock options	66	137
Taxes paid related to net share settlement of equity awards	—	(1,868)
Net cash provided by (used in) financing activities	14,955	(50,338)
Net change in cash and cash equivalents	$(6,005)	$(2,567)

Operating Activities

Net cash provided by (used in) operating activities was $3.0 million for the three months ended September 30, 2015 as compared to $(0.2) million for the three months ended September 30, 2014. The increase in net cash provided by operating activities from the three months ended September 30, 2014 to the three months ended September 30, 2015 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation and depreciation and amortization.

Investing Activities

Net cash provided by (used in) investing activities was $44.8 million for the three months ended September 30, 2015 as compared to $(20.8) million for the three months ended September 30, 2014.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involve the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During fiscal 2015 we processed almost $54 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Other investing activities that influence our net cash provided by (used in) investing activities are our capitalization of internal-use software costs and purchases of property and equipment. We also paid $2.4 million in consideration under the terms of our fiscal 2014 reseller acquisition in fiscal 2015 and $0.2 million in consideration under the terms of our fiscal 2015 acquisition in fiscal 2016.

Excluding the net change in funds held for clients, our net cash used in investing activities was $3.8 million for the three months ended September 30, 2015 as compared to $5.8 million for the three months ended September 30, 2014. The decrease in net cash used in investing activities is primarily due to lower purchase of property and equipment and payments for acquisitions offset by higher capitalized internal-use software costs.

Financing Activities

Net cash provided by (used in) financing activities was $(50.3) million for the three months ended September 30, 2015 as compared to $15.0 million for the three months ended September 30, 2014. The change in cash provided by financing activities was primarily the result of the decrease in client fund obligations.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2015:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$31,616	$3,889	$9,793	$7,516	$10,418
Unconditional purchase obligations	2,765	1,675	1,070	20	—
Consideration related to acquisition	300	300	—	—	—
	$34,681	$5,864	$10,863	$7,536	$10,418

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $2.5 million and $1.6 million for the three months ended September 30, 2014 and 2015, respectively, exclusive of capitalized internal-use software costs of $0.9 million and $2.0 million for the same periods, respectively. Lower capital expenditures for the three months ended September 30, 2015 compared to September 30, 2014 was mainly due to the timing of cash payments for capital expenditures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred net losses from time to time. We incurred net losses of $130,000, $7,110,000, and $13,972,000 in fiscal 2011, fiscal 2014 and fiscal 2015, respectively, and incurred a net loss of $3,435,000 in the first quarter of fiscal 2016. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

As of October 30, 2015 our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 58.2% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of October 30, 2015, we had an aggregate of 50,835,160 outstanding shares of common stock. The 17,362,750 shares sold in our initial public, follow-on and secondary offerings can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with the annual report for the fiscal year ended June 30, 2015, provide a management report on the internal controls over financial reporting. When we eventually lose our status as an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, management’s report on the internal controls over financial reporting will be required to be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with these public company requirements has made some activities more time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Sales of Unregistered Securities

Not applicable.

(b)         Use of Proceeds

On March 24, 2014, we completed our initial public offering or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014. With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million, paid $9.5 million for the purchase of substantially all of the assets of BFKMS Inc. and paid $9.2 million for the purchase of substantially all of the assets of Synergy Payroll, LLC.

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

On September 30, 2015, we completed a secondary offering of 4,301,000 shares of common stock at a price of $29.75 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-206941) which was declared effective by the SEC on September 25, 2015. The Company did not receive any proceeds from the sale of common stock, as all the shares were sold by shareholders of the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit Nos.	Description
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: November 6, 2015	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: November 6, 2015	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated By-Laws of Paylocity Holding Corporation. (filed as Exhibit 3.4 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith