Form 10-Q
period 2015-12-31
Paylocity Holding Corp
filed 2016-02-05
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,956,284 shares of Common Stock, $0.001 par value per share, as of January 29, 2016.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2015

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$81,258	$79,024
Accounts receivable, net	1,115	1,468
Prepaid expenses and other	4,416	5,521
Deferred income tax assets, net	775	397

Total current assets before funds held for clients	87,564	86,410
Funds held for clients	591,219	883,137

Total current assets	678,783	969,547
Long-term prepaid expenses	403	695
Capitalized internal-use software, net	7,357	9,309
Property and equipment, net	16,061	21,121
Intangible assets, net	11,941	11,180
Goodwill	6,003	6,003

Total assets	$720,548	$1,017,855

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,327	$2,889
Consideration related to acquisitions	511	300
Accrued expenses	16,430	17,696

Total current liabilities before client fund obligations	18,268	20,885
Client fund obligations	591,219	883,137

Total current liabilities	609,487	904,022
Deferred rent	2,607	3,397
Deferred income tax liabilities, net	874	647

Total liabilities	$612,968	$908,066
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2015	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2015 and December 31, 2015; 50,703 shares issued and outstanding at June 30, 2015 and 50,953 shares issued and outstanding at December 31, 2015	51	51
Additional paid-in capital	155,672	162,481
Accumulated deficit	(48,143)	(52,743)
Total stockholders’ equity	$107,580	$109,789
Total liabilities and stockholders’ equity	$720,548	$1,017,855

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
Revenues:
Recurring fees	$32,055	$51,732	$61,197	$94,095
Interest income on funds held for clients	390	615	753	1,143

Total recurring revenues	32,445	52,347	61,950	95,238
Implementation services and other	1,868	2,837	3,472	5,054

Total revenues	34,313	55,184	65,422	100,292
Cost of revenues:
Recurring revenues	11,953	16,125	22,010	29,282
Implementation services and other	6,093	7,975	11,488	15,013

Total cost of revenues	18,046	24,100	33,498	44,295
Gross profit	16,267	31,084	31,924	55,997
Operating expenses:
Sales and marketing	9,401	14,340	18,479	26,790
Research and development	5,271	6,799	9,298	12,228
General and administrative	8,061	11,239	15,509	21,690

Total operating expenses	22,733	32,378	43,286	60,708
Operating loss	(6,466)	(1,294)	(11,362)	(4,711)
Other income	80	214	129	297

Loss before income taxes	(6,386)	(1,080)	(11,233)	(4,414)
Income tax expense	34	85	62	186

Net loss	$(6,420)	$(1,165)	$(11,295)	$(4,600)

Net loss per share:
Basic	$(0.13)	$(0.02)	$(0.23)	$(0.09)
Diluted	$(0.13)	$(0.02)	$(0.23)	$(0.09)

Weighted-average shares used in computing net loss per share:
Basic	49,775	50,890	49,670	50,817
Diluted	49,775	50,890	49,670	50,817

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2015	50,703	$51	$155,672	$(48,143)	$107,580
Stock-based compensation expense	—	—	9,034	—	9,034
Stock options exercised	254	—	1,931	—	1,931
Issuance of common stock upon vesting of restricted stock units	95	—	—	—	—
Issuance of common stock under employee stock purchase plan	50	—	1,403	—	1,403
Net settlement for taxes and/or exercise price related to equity awards	(149)	—	(5,559)	—	(5,559)
Net loss	—	—	—	(4,600)	(4,600)
Balances at December 31, 2015	50,953	$51	$162,481	$(52,743)	$109,789

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended December 31,
	2014	2015
Cash flows from operating activities:

Net loss	$(11,295)	$(4,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	7,137	8,492
Depreciation and amortization	4,160	6,155
Deferred income tax expense	39	151
Provision for doubtful accounts	71	75
Loss on disposal of equipment	42	168
Changes in operating assets and liabilities:
Accounts receivable	(345)	(428)
Prepaid expenses	(193)	(891)
Trade accounts payable	697	653
Accrued expenses	536	1,039
Net cash provided by operating activities	849	10,814

Cash flows from investing activities:
Capitalized internal-use software costs	(1,579)	(3,775)
Purchases of property and equipment	(4,165)	(6,865)
Payments for acquisitions	(2,585)	(183)
Net change in funds held for clients	(440,878)	(291,918)
Net cash used in investing activities	(449,207)	(302,741)

Cash flows from financing activities:
Net change in client funds obligation	440,878	291,918
Proceeds from follow-on offering, net of cash paid for issuance costs	18,716	—
Payments on initial public offering costs	(75)	—
Proceeds from exercise of stock options	181	137
Proceeds from employee stock purchase plan	670	1,403
Taxes paid related to net share settlement of equity awards	(1,380)	(3,765)
Net cash provided by financing activities	458,990	289,693
Net Change in Cash and Cash Equivalents	10,632	(2,234)
Cash and Cash Equivalents—Beginning of Period	78,848	81,258
Cash and Cash Equivalents—End of Period	$89,480	$79,024
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowance received from landlord	—	$55
Unpaid follow-on offering costs included in accrued expenses	$332	$152
Purchase of property and equipment, accrued but not paid	$1,366	$1,531
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$26	$22

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

In October 2015, the underwriters for the Company’s secondary offering exercised their option to purchase 561 additional shares from certain shareholders of the Company as described in the final prospectus filed with the Securities and Exchange Commission (“SEC”) on September 25, 2015.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

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

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 14, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. This ASU would first apply prospectively or retrospectively for fiscal years beginning after December 15, 2016. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2015	$149
Charged to expense	75
Write-offs	(40)
Balance at December 31, 2015	$184

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	December 31,
	2015	2015
Capitalized internal-use software	$24,733	$29,050
Accumulated amortization	(17,376)	(19,741)
Capitalized internal-use software, net	$7,357	$9,309

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $685 and $1,423 for the three months ended December 31, 2014 and 2015, respectively and $1,278 and $2,365 for the six months ended December 31, 2014 and 2015, respectively.

Property and equipment consist of the following:

	June 30,	December 31,
	2015	2015
Office equipment	$1,875	$2,409
Computer equipment	11,783	15,595
Furniture and fixtures	2,423	3,032
Software	5,218	5,094
Leasehold improvements	6,639	7,230
Time clocks rented by clients	3,217	3,729
	31,155	37,089
Accumulated depreciation	(15,094)	(15,968)
Property and equipment, net	$16,061	$21,121

Depreciation expense amounted to $1,354 and $1,632 for the three months ended December 31, 2014 and 2015, respectively and $2,502 and $3,029 for the six months ended December 31, 2014 and 2015, respectively.

Intangible assets consist of the following:

	June 30, 2015	December 31, 2015	Weighted Average Useful Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2-3 years
Total	12,940	12,940
Accumulated amortization	(999)	(1,760)
Intangible assets, net	$11,941	$11,180

Amortization expense for acquired intangible assets was $190 and $381 for the three months ended December 31, 2014 and 2015, respectively and $380 and $761 for the six months ended December 31, 2014 and 2015, respectively. Future amortization expense for acquired intangible assets is as follows, as of December 31, 2015:

Remainder of fiscal 2016	$762
Fiscal 2017	1,512
Fiscal 2018	1,427
Fiscal 2019	1,398
Fiscal 2020	1,398
Thereafter	4,683
Total	$11,180

The components of accrued expenses were as follows:

	June 30,	December 31,
	2015	2015
Accrued payroll and personnel costs	$14,275	$14,549
Current portion of deferred rent	727	190
Other	1,428	2,957
Total accrued expenses	$16,430	$17,696

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 and December 31, 2015 based upon the short-term nature of the assets and liabilities.

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

As of December 31, 2015, the Company had 8,551 shares allocated to the plans, of which 4,761 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances. The following table summarizes changes during the quarter in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2015	4,490
RSUs granted	(722)
Options granted	(149)
Shares withheld in settlement of taxes and exercise price	149
Forfeitures	102
Shares removed	(80)
Available for grant at December 31, 2015	3,790

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
Cost of revenue — recurring	$466	$448	$814	$805
Cost of revenue — non-recurring	386	304	677	574
Sales and marketing	894	1,205	1,778	2,118
Research and development	849	815	1,384	1,384
General and administrative	1,259	2,008	2,484	3,611
Total stock-based compensation	$3,854	$4,780	$7,137	$8,492

In addition, the Company capitalized $148 and $276 of stock compensation costs in its internal use software in the three months ended December 31, 2014 and 2015, respectively and $310 and $542 in the six months ended December 31, 2014 and 2015, respectively.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the six months ended December 31:

	Period ended December 31,
	2014	2015
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	43.9%	34.0%
Expected term (years)	6.25	6.25
Risk-free interest rate	1.91%	1.83%

The table below presents stock option activity during the six months ended December 31, 2015:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2015	3,956	$10.96	7.63	$98,434
Options granted	149	35.28
Options forfeited	(78)	16.06
Options exercised	(254)	7.61
Balance at December 31, 2015	3,773	$12.05	7.26	$107,542
Options exercisable at December 31, 2015	1,835	$6.85	6.35	$61,842
Options vested and expected to vest at December 31, 2015	3,678	$11.83	7.23	$105,625

There were no options granted during either of the three-month periods December 31, 2014 and 2015. The weighted average grant date fair value of options granted during the six-month period ended December 31, 2014 and 2015 was $11.15 and $12.92, respectively. The total intrinsic value of options exercised was $1,839 and $4,653 during the three-month periods ended December 31, 2014 and 2015, respectively and $2,063 and $7,588 during the six-month periods ended December 31, 2014 and 2015, respectively. At December 31, 2015, there was $4,849 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.59 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the six months ended December 31, 2015:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2015	386	$24.98
RSUs granted	722	35.27
RSUs vested	(95)	25.33
RSUs cancelled/forfeited	(24)	30.15
RSU balance at December 31, 2015	989	$32.38
RSUs expected to vest at December 31, 2015	862	$32.20

At December 31, 2015, there was $20,399 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

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

As of December 31, 2015, a total of 1,003 common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company issued 50 shares upon the completion of its six-month offering period ending November 15, 2015. The Company recorded compensation expense attributable to the ESPP of $154 and $256 for the three months ended December 31, 2014 and 2015, respectively and $284 and $508 for the six months ended December 31, 2014 and 2015, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended December 31,
	2014	2015
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	35.5 – 41.7%	44.1 - 48.4%
Expected term (years)	0.3 – 0.5	0.5
Risk-free interest rate	0.04 – 0.06%	0.11 - 0.31%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. The Company matches 50% of the employees’ contributions up to 6% of their gross pay. Contributions were $327 and $536 for the three-month periods ended December 31, 2014 and 2015, respectively and were $709 and $1,116 for the six-month periods ended December 31, 2014 and 2015, respectively.

(6) Net Loss Per Share

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

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
Numerator:
Net loss	$(6,420)	$(1,165)	$(11,295)	$(4,600)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	49,775	50,890	49,670	50,817
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	—	—	—	—
Diluted	49,775	50,890	49,670	50,817

Net loss per share:
Basic	$(0.13)	$(0.02)	$(0.23)	$(0.09)
Diluted	$(0.13)	$(0.02)	$(0.23)	$(0.09)

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015

Employee stock options	4,387	3,773	4,387	3,773
Restricted stock units	377	989	377	989
Employee stock purchase plan shares	12	13	12	13
Total	4,776	4,775	4,776	4,775

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

The Company recorded income tax expense of $34 and $85 for the three-month periods ended December 31, 2014 and 2015, respectively and $62 and $186 for the six-month periods ended December 31, 2014 and 2015, respectively.  The Company’s effective tax rate for the three and six months ended December 31, 2014 and 2015 differs from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  The Company has continued to carry the valuation allowance during fiscal 2015 and for the three and six months ending December 31, 2015.  As of December 31, 2015, the Company had no unrecognized tax benefits.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $62.0 million for the six months ended December 31, 2014 to $95.2 million for the six months ended December 31, 2015, representing a 54% year-over-year increase. Recurring revenue represented 95% of total revenue during both of the six month periods ended December 31, 2014 and 2015. Recurring revenue increased from $32.4 million for the three months ended December 31, 2014 to $52.3 million for the three months ended December 31, 2015, representing a 61% year-over-year increase. Recurring revenue represented 95% of total revenue during both of the three month periods ended December 31, 2014 and 2015.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 41% and 42% for the three months ended December 31, 2014 and 2015, respectively, and 38% and 39% for the six months ended December 31, 2014 and 2015, respectively.

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

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Adjusted Gross profit	$17,806	$33,279	$34,695	$59,822
Adjusted Recurring Gross Profit	$21,643	$38,106	$42,032	$69,179
Adjusted EBITDA	$(242)	$7,236	$125	$10,527

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$16,267	$31,084	$31,924	$55,997
Amortization of capitalized internal-use software costs	685	1,423	1,278	2,365
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	854	772	1,493	1,460
Adjusted Gross Profit	$17,806	$33,279	$34,695	$59,822

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$32,445	$52,347	$61,950	$95,238
Cost of recurring revenues	11,953	16,125	22,010	29,282
Recurring gross profit	20,492	36,222	39,940	65,956
Amortization of capitalized internal-use software costs	685	1,423	1,278	2,365
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	466	461	814	858
Adjusted Recurring Gross Profit	$21,643	$38,106	$42,032	$69,179

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(6,420)	$(1,165)	$(11,295)	$(4,600)
Income tax expense	34	85	62	186
Depreciation and amortization	2,229	3,436	4,160	6,155
EBITDA	(4,157)	2,356	(7,073)	1,741
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	3,915	4,880	7,198	8,786
Adjusted EBITDA	$(242)	$7,236	$125	$10,527

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 93% and 94% of our total revenues during the three months ended December 31, 2014 and 2015, respectively and 94% of our total revenues during both of the six month periods ended December 31, 2014 and 2015, respectively.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $0.7 million and $1.4 million during the three months ended December 31, 2014 and 2015, respectively and $1.3 million and $2.4 million during the six months ended December 31, 2014 and 2015, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists almost entirely of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, involved in the implementation of our payroll and other HCM solutions for new clients. Implementation costs are generally fixed in the short-term and exceed associated implementation revenue charged to each client. We intend to grow our business through expanding our client base, and doing so will require increased personnel to implement our solutions. Therefore our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2014 and 2015.

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
Capitalized portion of research and development	$815	$2,008	$1,889	$4,317
Expensed portion of research and development	5,271	6,799	9,298	12,228
Total research and development	$6,086	$8,807	$11,187	$16,545

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

Other Income

Other income generally consists of interest income related to interest received on our cash and cash equivalents.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$32,055	$51,732	$61,197	$94,095
Interest income on funds held for clients	390	615	753	1,143
Total recurring revenues	32,445	52,347	61,950	95,238
Implementation services and other	1,868	2,837	3,472	5,054
Total revenues	34,313	55,184	65,422	100,292
Cost of revenues:
Recurring revenues	11,953	16,125	22,010	29,282
Implementation services and other	6,093	7,975	11,488	15,013
Total costs of revenues	18,046	24,100	33,498	44,295
Gross profit	16,267	31,084	31,924	55,997
Operating expenses:
Sales and marketing	9,401	14,340	18,479	26,790
Research and development	5,271	6,799	9,298	12,228
General and administrative	8,061	11,239	15,509	21,690
Total operating expenses	22,733	32,378	43,286	60,708
Operating loss	(6,466)	(1,294)	(11,362)	(4,711)
Other income	80	214	129	297
Loss before income taxes	(6,386)	(1,080)	(11,233)	(4,414)
Income tax expense	34	85	62	186
Net loss	$(6,420)	$(1,165)	$(11,295)	$(4,600)

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three months ended December 31,		Six months ended December 31,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	93%	94%	94%	94%
Interest income on funds held for clients	2%	1%	1%	1%
Total recurring revenues	95%	95%	95%	95%
Implementation services and other	5%	5%	5%	5%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	35%	29%	34%	29%
Implementation services and other	18%	15%	17%	15%
Total costs of revenues	53%	44%	51%	44%
Gross profit	47%	56%	49%	56%
Operating expenses:
Sales and marketing	27%	26%	28%	27%
Research and development	15%	12%	14%	12%
General and administrative	24%	20%	24%	22%
Total operating expenses	66%	58%	66%	61%
Operating loss	(19)%	(2)%	(17)%	(5)%
Other income	0%	0%	0%	0%
Loss before income taxes	(19)%	(2)%	(17)%	(5)%
Income tax expense	0%	0%	0%	0%
Net loss	(19)%	(2)%	(17)%	(5)%

Comparison of Three Months Ended December 31, 2014 and 2015

Revenues

	Three Months Ended December 31,		Change
	2014	2015	$	%
Recurring fees	$32,055	$51,732	$19,677	61%
Percentage of total revenues	93%	94%
Interest income on funds held for clients	390	615	225	58%
Percentage of total revenues	2%	1%
Implementation services and other	1,868	2,837	969	52%
Percentage of total revenues	5%	5%

Recurring Fees

Recurring fees for the three months ended December 31, 2015 increased by $19.7 million, or 61%, to $51.7 million from $32.1 million for the three months ended December 31, 2014. Recurring fees increased primarily as a result of revenue from new clients and increased revenue per client as well as revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2015 increased by $0.2 million, or 58% to $0.6 million from $0.4 million for the three months ended December 31, 2014. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the three months ended December 31, 2015 increased by $1.0 million, or 52%, to $2.8 million from $1.9 million for the three months ended December 31, 2014. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended December 31, 2015 in comparison to the three months ended December 31, 2014.

Cost of Revenues

	Three Months Ended December 31,		Change
	2014	2015	$	%
Cost of recurring revenues	$11,953	$16,125	$4,172	35%
Percentage of recurring revenues	37%	31%
Recurring gross margin	63%	69%
Cost of implementation services and other	6,093	7,975	1,882	31%
Percentage of implementation services and other revenue	326%	281%
Implementation gross margin	(226)%	(181)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended December 31, 2015 increased by $4.2 million, or 35%, to $16.1 million from $12.0 million for the three months ended December 31, 2014. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $2.3 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.8 million in fees related to the delivery of our services, and $0.7 million in increased  internal-use software amortization expense, partially offset by a $0.7 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of our remaining reseller during fiscal 2015. Recurring gross margin increased from 63% for the three months ended December 31, 2014 to 69% for the three months ended December 31, 2015, primarily due to a 2% reduction in reseller expenses and 2% decreases in both employee-related and processing-related costs as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended December 31, 2015 increased by $1.9 million, or 31%, to $8.0 million from $6.1 million for the three months ended December 31, 2014. Cost of implementation services and other increased primarily due to an increase in new clients, and a corresponding increase of $1.9 million in employee-related and other costs to implement our solutions for those new clients during the three months ended December 31, 2015.

Operating Expenses

Sales and Marketing

	Three Months Ended December 31,		Change
	2014	2015	$	%
Sales and marketing	$9,401	$14,340	$4,939	53%
Percentage of total revenues	27%	26%

Sales and marketing expenses for the three months ended December 31, 2015 increased by $4.9 million, or 53%, to $14.3 million from $9.4 million for the three months ended December 31, 2014. The increase in sales and marketing expenses was primarily the result of $4.2 million of additional employee-related expenses incurred due to the expansion of our sales force by 41 personnel (including management, direct sales and sales administration), our sales lead generation group by 11 personnel and our marketing team by 5 personnel.

Research and Development

	Three Months Ended December 31,		Change
	2014	2015	$	%
Research and development	$5,271	$6,799	$1,528	29%
Percentage of total revenues	15%	12%

Research and development for the three months ended December 31, 2015 increased by $1.5 million, or 29%, to $6.8 million from $5.3 million for the three months ended December 31, 2014. The increase in research and development expense was primarily as a result of $2.5 million in employee-related expenses related to 55 additional development personnel, partially offset by higher year-over-year internal-use software capitalization of $1.2 million.

General and Administrative

	Three Months Ended December 31,		Change
	2014	2015	$	%
General and administrative	$8,061	$11,239	$3,178	39%
Percentage of total revenues	24%	20%

General and administrative expenses for the three months ended December 31, 2015 increased by $3.2 million, or 39%, to $11.2 million from $8.1 million for the three months ended December 31, 2014. The increase was primarily the result of $1.5 million of additional employee-related expenses related to 35 additional personnel, $0.7 million of additional stock-based compensation costs, $0.4 million of increased occupancy costs and professional services fees, and $0.2 million of additional intangible amortization.

Other Income

	Three Months Ended December 31,		Change
	2014	2015	$	%
Other income	$80	$214	$134	168%
Percentage of total revenues	0%	0%

Other income for the three months ended December 31, 2015 was not materially different as compared to the three months ended December 31, 2014.

Income Tax Expense

	Three Months Ended December 31,		Change
	2014	2015	$	%
Income tax expense	$34	$85	$51	150%
Percentage of total revenues	0%	0%

Income tax expense for the three months ended December 31, 2015 was not materially different as compared to the three months ended December 31, 2014.

Comparison of Six Months Ended December 31, 2014 and 2015

Revenues

	Six Months Ended December 31,		Change
	2014	2015	$	%
Recurring fees	$61,197	$94,095	$32,898	54%
Percentage of total revenues	94%	94%
Interest income on funds held for clients	753	1,143	390	52%
Percentage of total revenues	1%	1%
Implementation services and other	3,472	5,054	1,582	46%
Percentage of total revenues	5%	5%

Recurring Fees

Recurring fees for the six months ended December 31, 2015 increased by $32.9 million, or 54%, to $94.1 million from $61.2 million for the six months ended December 31, 2014. Recurring fees increased primarily as a result of revenue from new clients and increased revenue per client as well as revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2015 increased by $0.4 million, or 52% to $1.1 million from $0.8 million for the six months ended December 31, 2014. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the six months ended December 31, 2015 increased by $1.6 million, or 46%, to $5.1 million from $3.5 million for the six months ended December 31, 2014. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the six months ended December 31, 2015 in comparison to the six months ended December 31, 2014.

Cost of Revenues

	Six Months Ended December 31,		Change
	2014	2015	$	%
Cost of recurring revenues	$22,010	$29,282	$7,272	33%
Percentage of recurring revenues	36%	31%
Recurring gross margin	64%	69%
Cost of implementation services and other	11,488	15,013	3,525	31%
Percentage of implementation services and other	331%	297%
Implementation gross margin	(231)%	(197)%

Cost of Recurring Revenues

Cost of recurring revenues for the six months ended December 31, 2015 increased by $7.3 million, or 33%, to $29.3 million from $22.0 million for the six months ended December 31, 2014. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $4.3 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $3.3 million in fees related to the delivery of our services, and a $1.1 million increase in internal-use software amortization, partially offset by a $1.3 million decrease in reseller expenses primarily due to our acquisition of substantially all of the assets of our remaining reseller during fiscal 2015. Recurring gross margin increased from 64% for the six months ended December 31, 2014 to 69% for the six months ended December 31, 2015, primarily due to a 2% reduction in reseller expenses and 1% decreases in both employee-related and processing-related costs as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the six months ended December 31, 2015 increased by $3.5 million, or 31%, to $15.0 million from $11.5 million for the six months ended December 31, 2014. Cost of implementation services and other increased primarily due to an increase in new clients, and a corresponding increase of $3.6 million in employee-related and other costs to implement our solutions for those new clients during the six months ended December 31, 2015.

Operating Expenses

Sales and Marketing

	Six Months Ended December 31,		Change
	2014	2015	$	%
Sales and marketing	$18,479	$26,790	$8,311	45%
Percentage of total revenues	28%	27%

Sales and marketing expenses for the six months ended December 31, 2015 increased by $8.3 million, or 45%, to $26.8 million from $18.5 million for the six months ended December 31, 2014. The increase in sales and marketing expenses was primarily the result of $7.3 million of additional employee-related expenses incurred due to the expansion of our sales force by 41 personnel (including management, direct sales and sales administration), our sales lead generation group by 11 personnel and our marketing team by 5 personnel.

Research and Development

	Six Months Ended December 31,		Change
	2014	2015	$	%
Research and development	$9,298	$12,228	$2,930	32%
Percentage of total revenues	14%	12%

Research and development for the six months ended December 31, 2015 increased by $2.9 million, or 32%, to $12.2 million from $9.3 million for the six months ended December 31, 2014. The increase in research and development expense was primarily as a result of $4.9 million in employee-related expenses related to 55 additional development personnel, partially offset by higher year-over-year internal-use software capitalization of $2.4 million.

General and Administrative

	Six Months Ended December 31,		Change
	2014	2015	$	%
General and administrative	$15,509	$21,690	$6,181	40%
Percentage of total revenues	24%	22%

General and administrative expenses for the six months ended December 31, 2015 increased by $6.2 million, or 40%, to $21.7 million from $15.5 million for the six months ended December 31, 2014. The increase was primarily the result of $3.1 million of additional employee-related expenses related to 35 additional personnel, $1.1 million of additional stock-based compensation costs, $0.6 million of increased occupancy costs incurred as a result of our requirement for additional office space, $0.4 million in costs associated with the secondary offering completed during the first quarter of fiscal 2016, and $0.4 million of additional intangible amortization.

Other Income

	Six Months Ended December 31,		Change
	2014	2015	$	%
Other income	$129	$297	$168	130%
Percentage of total revenues	0%	0%

Other income for the six months ended December 31, 2015 was not materially different as compared to the six months ended December 31, 2014.

Income Tax Expense

	Six Months Ended December 31,		Change
	2014	2015	$	%
Income tax expense	$62	$186	$124	200%
Percentage of total revenues	0%	0%

Income tax expense for the six months ended December 31, 2015 was not materially different as compared to the six months ended December 31, 2014.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended December 31, 2015, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the SEC on August 14, 2015.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2015, our principal source of liquidity was $79.0 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2014	2015
Net cash provided by operating activities	$849	$10,814
Cash flows from investing activities:
Capitalized internal-use software costs	(1,579)	(3,775)
Purchases of property and equipment	(4,165)	(6,865)
Payments for acquisitions	(2,585)	(183)
Net change in funds held for clients	(440,878)	(291,918)
Net cash used in investing activities	(449,207)	(302,741)
Cash flows from financing activities:
Net change in client funds obligation	440,878	291,918
Proceeds from follow-on offering, net of issuance costs	18,716	—
Payments on initial public offering costs	(75)	—
Proceeds from exercise of stock options	181	137
Proceeds from employee stock purchase plan	670	1,403
Taxes paid related to net share settlement of equity awards	(1,380)	(3,765)
Net cash provided by financing activities	458,990	289,693
Net change in cash and cash equivalents	$10,632	$(2,234)

Operating Activities

Net cash provided by operating activities was $10.8 million for the six months ended December 31, 2015 as compared to $0.8 million for the six months ended December 31, 2014. The increase in net cash provided by operating activities from the six months ended December 31, 2014 to the six months ended December 31, 2015 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation and depreciation and amortization.

Investing Activities

Net cash used in investing activities was $302.7 million for the six months ended December 31, 2015 as compared to $449.2 million for the six months ended December 31, 2014.

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

Excluding the net change in funds held for clients, our net cash used in investing activities was $10.8 million for the six months ended December 31, 2015 as compared to $8.3 million for the six months ended December 31, 2014. The increase in net cash used in investing activities is primarily due to higher purchases of property and equipment and capitalized internal-use software costs, offset by lower payments for acquisitions.

Financing Activities

Net cash provided by financing activities was $289.7 million for the six months ended December 31, 2015 as compared to $459.0 million for the six months ended December 31, 2014. The change in cash provided by financing activities was primarily the result of the decrease in client fund obligations and $18.7 million of proceeds related to the follow-on offering, net of issuance costs in the six months ended December 31, 2014, partially offset by the increase in taxes paid related to the net settlement of employee equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2015:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$31,687	$4,131	$10,443	$6,808	$10,305
Unconditional purchase obligations	2,905	1,695	1,210	—	—
Consideration related to acquisition	300	300	—	—	—
	$34,892	$6,126	$11,653	$6,808	$10,305

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $4.2 million and $6.9 million for the six months ended December 31, 2014 and 2015, respectively, exclusive of capitalized internal-use software costs of $1.6 million and $3.8 million for the same periods, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”). ASU 2015-17 requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. This ASU would first apply prospectively or retrospectively for fiscal years beginning after December 15, 2016. Earlier adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred net losses from time to time. We incurred net losses of $130,000, $7,110,000, and $13,972,000 in fiscal 2011, fiscal 2014 and fiscal 2015, respectively, and incurred a net loss of $4,600,000 in the first two quarters of fiscal 2016. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

Our solutions are affected by changes in tax, benefit and other laws and regulations and generally must be updated regularly to maintain their accuracy and competitiveness. Although we believe our SaaS platform provides us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. Failure to do so could have an adverse effect on the functionality and market acceptance of our solutions. The Patient Protection and Affordable Care Act (“PPACA”) remains subject to continuing legislative scrutiny, including efforts by Congress to amend or repeal, or delay implementation of, a number of its provisions. In addition, numerous lawsuits have challenged and continue to challenge the constitutionality and other aspects of the PPACA, and regulations and regulatory guidance continue to be issued on various aspects of PPACA that may affect our business. Changes in tax, benefit and other laws and regulations, including the PPACA, could require us to make significant modifications to our products or delay or cease sales of certain products, which could result in reduced revenues or revenue growth and our incurring substantial expenses and write-offs.

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

As of January 29, 2016 our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 52.1% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of January 29, 2016, we had an aggregate of 50,956,284 outstanding shares of common stock. The 17,362,750 shares sold in our initial public, follow-on and secondary offerings can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with the annual report for the fiscal year ended June 30, 2015, provide a management report on the internal controls over financial reporting. When we lose our status as an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, management’s report on the internal controls over financial reporting will be required to be attested to by our independent registered public accounting firm. The aggregate worldwide market value of our common stock held by non-affiliates as of December 31, 2015 (the last business day of our most recently completed second fiscal quarter) exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of June 30, 2016. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with these public company requirements has made some activities more time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel have been required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. At such time as we are no longer an emerging growth company, as defined by the JOBS Act, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The aggregate worldwide market value of our common stock held by non-affiliates as of December 31, 2015 (the last business day of our most recently completed second fiscal quarter) exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of June 30, 2016.

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

The aggregate worldwide market value of our common stock held by non-affiliates as of December 31, 2015 (the last business day of our most recently completed second fiscal quarter) exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of June 30, 2016.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2*	Amended and Restated Bylaws of Paylocity Holding Corporation (as amended by the amendment to the Bylaws approved by the Board of Directors of Paylocity Holding Corporation on February 2, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

Exhibit Nos.	Description
32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: February 5, 2016	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: February 5, 2016	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2*	Amended and Restated Bylaws of Paylocity Holding Corporation (as amended by the amendment to the Bylaws approved by the Board of Directors of Paylocity Holding Corporation on February 2, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith