Form 10-Q
period 2016-03-31
Paylocity Holding Corp
filed 2016-05-06
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,010,873 shares of Common Stock, $0.001 par value per share, as of April 29, 2016.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2015	2016
Assets
Current assets:
Cash and cash equivalents	$81,258	$89,707
Accounts receivable, net	1,115	1,725
Prepaid expenses and other	4,416	7,059
Deferred income tax assets, net	775	387

Total current assets before funds held for clients	87,564	98,878
Funds held for clients	591,219	1,422,976

Total current assets	678,783	1,521,854
Long-term prepaid expenses	403	856
Capitalized internal-use software, net	7,357	10,181
Property and equipment, net	16,061	24,934
Intangible assets, net	11,941	10,799
Goodwill	6,003	6,003

Total assets	$720,548	$1,574,627

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,327	$851
Consideration related to acquisitions	511	—
Accrued expenses	16,430	24,964

Total current liabilities before client fund obligations	18,268	25,815
Client fund obligations	591,219	1,422,976

Total current liabilities	609,487	1,448,791
Deferred rent	2,607	4,643
Deferred income tax liabilities, net	874	599

Total liabilities	$612,968	$1,454,033
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2015 and March 31, 2016	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2015 and March 31, 2016; 50,703 shares issued and outstanding at June 30, 2015 and 50,984 shares issued and outstanding at March 31, 2016	51	51
Additional paid-in capital	155,672	167,125
Accumulated deficit	(48,143)	(46,582)
Total stockholders’ equity	$107,580	$120,594
Total liabilities and stockholders’ equity	$720,548	$1,574,627

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
Revenues:
Recurring fees	$43,335	$66,279	$104,532	$160,374
Interest income on funds held for clients	601	803	1,354	1,946

Total recurring revenues	43,936	67,082	105,886	162,320
Implementation services and other	3,336	3,488	6,808	8,542

Total revenues	47,272	70,570	112,694	170,862
Cost of revenues:
Recurring revenues	12,606	18,576	34,616	47,858
Implementation services and other	6,676	8,633	18,164	23,646

Total cost of revenues	19,282	27,209	52,780	71,504
Gross profit	27,990	43,361	59,914	99,358
Operating expenses:
Sales and marketing	12,673	17,681	31,152	44,471
Research and development	5,053	6,759	14,351	18,987
General and administrative	8,559	12,720	24,068	34,410

Total operating expenses	26,285	37,160	69,571	97,868
Operating income (loss)	1,705	6,201	(9,657)	1,490
Other income (expense)	51	(83)	180	214

Income (loss) before income taxes	1,756	6,118	(9,477)	1,704
Income tax benefit (expense)	(4)	43	(66)	(143)

Net income (loss)	$1,752	$6,161	$(9,543)	$1,561

Net income (loss) per share:
Basic	$0.03	$0.12	$(0.19)	$0.03
Diluted	$0.03	$0.12	$(0.19)	$0.03

Weighted-average shares used in computing net income (loss) per share:
Basic	50,533	50,962	49,954	50,865
Diluted	52,203	53,424	49,954	53,431

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2015	50,703	$51	$155,672	$(48,143)	$107,580
Stock-based compensation expense	—	—	14,035	—	14,035
Stock options exercised	311	—	2,773	—	2,773
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—
Issuance of common stock under employee stock purchase plan	50	—	1,403	—	1,403
Net settlement for taxes and/or exercise price related to equity awards	(188)	—	(6,758)	—	(6,758)
Net income	—	—	—	1,561	1,561
Balances at March 31, 2016	50,984	$51	$167,125	$(46,582)	$120,594

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2015	2016
Cash flows from operating activities:

Net income (loss)	$(9,543)	$1,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	10,672	13,212
Depreciation and amortization	6,245	9,875
Deferred income tax expense	59	113
Provision for doubtful accounts	89	90
Loss on disposal of equipment	45	301
Changes in operating assets and liabilities:
Accounts receivable	(403)	(700)
Prepaid expenses	(2,042)	(3,069)
Trade accounts payable	359	(606)
Accrued expenses	4,720	8,290
Net cash provided by (used in) operating activities	10,201	29,067

Cash flows from investing activities:
Capitalized internal-use software costs	(2,544)	(5,807)
Purchases of property and equipment	(6,331)	(11,746)
Payments for acquisitions	(2,985)	(483)
Net change in funds held for clients	(314,355)	(831,757)
Net cash provided by (used in) investing activities	(326,215)	(849,793)

Cash flows from financing activities:
Net change in client funds obligation	314,355	831,757
Proceeds from follow-on offering, net of cash paid for issuance costs	18,367	—
Payments on initial public offering costs	(75)	—
Proceeds from exercise of stock options	247	137
Proceeds from employee stock purchase plan	670	1,403
Taxes paid related to net share settlement of equity awards	(3,171)	(4,122)
Net cash provided by (used in) financing activities	330,393	829,175
Net Change in Cash and Cash Equivalents	14,379	8,449
Cash and Cash Equivalents—Beginning of Period	78,848	81,258
Cash and Cash Equivalents—End of Period	$93,227	$89,707
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowance received from landlords	$253	$1,888
Purchase of property and equipment and internal-use software, accrued but not paid	$701	$683
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$28	$20

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

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 14, 2015.

(c) Income Taxes

Differences in the normal relationship between the income tax benefit (expense) and pre-tax income (loss) materially result from the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

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

(e) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) to amend certain guidance in ASU 2014-09. These amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease with terms greater than twelve months, along with additional qualitative and quantitative disclosures. ASU 2016-02 also requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2015	$149
Charged to expense	90
Write-offs	(46)
Balance at March 31, 2016	$193

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	March 31,
	2015	2016
Capitalized internal-use software	$24,733	$31,426
Accumulated amortization	(17,376)	(21,245)
Capitalized internal-use software, net	$7,357	$10,181

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $643 and $1,504 for the three months ended March 31, 2015 and 2016, respectively and $1,921 and $3,869 for the nine months ended March 31, 2015 and 2016, respectively.

Property and equipment consist of the following:

	June 30,	March 31,
	2015	2016
Office equipment	$1,875	$2,475
Computer equipment	11,783	16,486
Furniture and fixtures	2,423	3,954
Software	5,218	5,112
Leasehold improvements	6,639	10,465
Time clocks rented by clients	3,217	3,914
	31,155	42,406
Accumulated depreciation	(15,094)	(17,472)
Property and equipment, net	$16,061	$24,934

Depreciation expense amounted to $1,252 and $1,835 for the three months ended March 31, 2015 and 2016, respectively and $3,754 and $4,864 for the nine months ended March 31, 2015 and 2016, respectively.

Intangible assets consist of the following:

	June 30, 2015	March 31, 2016	Weighted Average Useful Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2-3 years
Total	12,940	12,940
Accumulated amortization	(999)	(2,141)
Intangible assets, net	$11,941	$10,799

Amortization expense for acquired intangible assets was $190 and $381 for the three months ended March 31, 2015 and 2016, respectively and $570 and $1,142 for the nine months ended March 31, 2015 and 2016, respectively. Future amortization expense for acquired intangible assets is as follows, as of March 31, 2016:

Remainder of fiscal 2016	$381
Fiscal 2017	1,512
Fiscal 2018	1,427
Fiscal 2019	1,398
Fiscal 2020	1,398
Thereafter	4,683
Total	$10,799

The components of accrued expenses were as follows:

	June 30,	March 31,
	2015	2016
Accrued payroll and personnel costs	$14,275	$21,020
Current portion of deferred rent	727	367
Other	1,428	3,577
Total accrued expenses	$16,430	$24,964

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, to approximate the fair value of the respective assets and liabilities at June 30, 2015 and March 31, 2016 based upon the short-term nature of the assets and liabilities.

(5) Benefit Plans

(a) Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors determined that, effective January 1, 2016, it would increase the number of common shares in reserve for issuance under the 2014 Plan by 2,293 shares.

As of March 31, 2016, the Company had 10,810 shares allocated to the plans, of which 4,676 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances. The following table summarizes changes in the number of shares available for grant under our equity incentive plans during the nine months ended March 31, 2016:

Number of Shares
Available for grant at July 1, 2015	4,490
January 1, 2016 Evergreen provision	2,293
RSUs granted	(732)
Options granted	(149)
Shares withheld in settlement of taxes and exercise price	188
Forfeitures	128
Shares removed	(84)
Available for grant at March 31, 2016	6,134

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
Cost of revenue — recurring	$431	$451	$1,245	$1,256
Cost of revenue — non-recurring	354	301	1,031	875
Sales and marketing	861	1,195	2,639	3,313
Research and development	717	756	2,101	2,140
General and administrative	1,172	2,017	3,656	5,628
Total stock-based compensation expense	$3,535	$4,720	$10,672	$13,212

In addition, the Company capitalized $180 and $281 of stock-based compensation expense in its internal-use software in the three months ended March 31, 2015 and 2016, respectively and $490 and $823 in the nine months ended March 31, 2015 and 2016, respectively.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the nine months ended March 31:

	Period ended March 31,
	2015	2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	43.9%	34.0%
Expected term (years)	6.25	6.25
Risk-free interest rate	1.91%	1.83%

                The table below presents stock option activity during the nine months ended March 31, 2016:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2015	3,956	$10.96	7.63	$98,434
Options granted	149	35.28
Options forfeited	(96)	16.39
Options exercised	(311)	8.93
Balance at March 31, 2016	3,698	$11.97	7.00	$77,154
Options exercisable at March 31, 2016	2,342	$9.10	6.51	$55,365
Options vested and expected to vest at March 31, 2016	3,627	$11.80	6.97	$76,297

There were no options granted during either of the three months ended March 31, 2015 and 2016. The weighted average grant date fair value of options granted during the nine months ended March 31, 2015 and 2016 was $11.15 and $12.92, respectively. The total intrinsic value of options exercised was $5,054 and $908 during the three-month periods ended March 31, 2015 and 2016, respectively and $7,117 and $8,496 during the nine-month periods ended March 31, 2015 and 2016, respectively. At March 31, 2016, there was $3,589 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.58 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the nine months ended March 31, 2016:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2015	386	$24.98
RSUs granted	732	35.23
RSUs vested	(108)	25.51
RSUs cancelled/forfeited	(32)	30.46
RSU balance at March 31, 2016	978	$32.45
RSUs expected to vest at March 31, 2016	862	$32.28

At March 31, 2016, there was $17,416 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.19 years.

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

As of March 31, 2016, a total of 1,003 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. For fiscal year 2016, the Company’s board of directors determined that it would not increase the number of common shares reserved for issuance under the ESPP.

The Company issued 50 shares upon the completion of its six-month offering period ending November 15, 2015. The Company recorded compensation expense attributable to the ESPP of $176 and $283 for the three months ended March 31, 2015 and 2016, respectively and $460 and $791 for the nine months ended March 31, 2015 and 2016, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods during the nine months ended March 31 was estimated using the following weighted average assumptions:

	Period ended March 31,
	2015	2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	35.5 — 41.7%	44.1 - 48.4%
Expected term (years)	0.3 — 0.5	0.5
Risk-free interest rate	0.04 — 0.06%	0.11 - 0.31%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1, 2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $474 and $821 for the three-month periods ended March 31, 2015 and 2016, respectively and were $1,183 and $1,937 for the nine-month periods ended March 31, 2015 and 2016, respectively.

(6) Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date and are reflected in diluted earnings per share by application of the treasury stock method. The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
Numerator:
Net income (loss)	$1,752	$6,161	$(9,543)	$1,561

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	50,533	50,962	49,954	50,865
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	1,670	2,462	—	2,566
Diluted	52,203	53,424	49,954	53,431

Net income (loss) per share:
Basic	$0.03	$0.12	$(0.19)	$0.03
Diluted	$0.03	$0.12	$(0.19)	$0.03

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016

Employee stock options	328	147	4,111	147
Restricted stock units	6	11	370	655
Employee stock purchase plan shares	—	—	36	—
Total	334	158	4,517	802

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

The Company recorded income tax benefit (expense) of $(4) and $43 for the three-month periods ended March 31, 2015 and 2016, respectively and $(66) and $(143) for the nine-month periods ended March 31, 2015 and 2016, respectively.  The Company’s effective tax rate for the three and nine months ended March 31, 2015 and 2016 differs from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  The Company has continued to carry the valuation allowance during fiscal 2015 and for the nine months ending March 31, 2016.  As of March 31, 2016, the Company had no unrecognized tax benefits.

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

Our operating subsidiary Paylocity Corporation was incorporated in July 1997 as an Illinois corporation. In November 2013, we formed Paylocity Holding Corporation, a Delaware corporation, of which Paylocity Corporation is a wholly-owned subsidiary.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $105.9 million for the nine months ended March 31, 2015 to $162.3 million for the nine months ended March 31, 2016, representing a 53% year-over-year increase. Recurring revenue represented 94% and 95% of total revenue during the nine month periods ended March 31, 2015 and 2016, respectively. Recurring revenue increased from $43.9 million for the three months ended March 31, 2015 to $67.1 million for the three months ended March 31, 2016, representing a 53% year-over-year increase. Recurring revenue represented 93% and 95% of total revenue during the three month periods ended March 31, 2015 and 2016, respectively.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 47% and 48% for the three months ended March 31, 2015 and 2016, respectively, and 42% and 43% for the nine months ended March 31, 2015 and 2016, respectively.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income (loss) or cash provided by (used in) operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Adjusted Gross profit	$29,435	$45,627	$64,130	$105,449
Adjusted Recurring Gross Profit	$32,415	$50,469	$74,447	$119,648
Adjusted EBITDA	$7,526	$14,612	$7,651	$25,139

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$27,990	$43,361	$59,914	$99,358
Amortization of capitalized internal-use software costs	643	1,504	1,921	3,869
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	802	762	2,295	2,222
Adjusted Gross Profit	$29,435	$45,627	$64,130	$105,449

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$43,936	$67,082	$105,886	$162,320
Cost of recurring revenues	12,606	18,576	34,616	47,858
Recurring gross profit	31,330	48,506	71,270	114,462
Amortization of capitalized internal-use software costs	643	1,504	1,921	3,869
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	442	459	1,256	1,317
Adjusted Recurring Gross Profit	$32,415	$50,469	$74,447	$119,648

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$1,752	$6,161	$(9,543)	$1,561
Income tax (benefit) expense	4	(43)	66	143
Depreciation and amortization	2,085	3,720	6,245	9,875
EBITDA	3,841	9,838	(3,232)	11,579
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	3,685	4,774	10,883	13,560
Adjusted EBITDA	$7,526	$14,612	$7,651	$25,139

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our clients have consistently had on average between 95 and 115 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 92% and 94% of our total revenues during the three months ended March 31, 2015 and 2016, respectively, and 93% and 94% of our total revenues during the nine month periods ended March 31, 2015 and 2016, respectively.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $0.6 million and $1.5 million during the three months ended March 31, 2015 and 2016, respectively, and $1.9 million and $3.9 million during the nine months ended March 31, 2015 and 2016, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2015 and 2016.

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
Capitalized portion of research and development	$1,145	$2,376	$3,034	$6,693
Expensed portion of research and development	5,053	6,759	14,351	18,987
Total research and development	$6,198	$9,135	$17,385	$25,680

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

Other Income (Expense)

Other income (expense) generally consists of interest income related to interest received on our cash and cash equivalents and disposals of property and equipment.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$43,335	$66,279	$104,532	$160,374
Interest income on funds held for clients	601	803	1,354	1,946
Total recurring revenues	43,936	67,082	105,886	162,320
Implementation services and other	3,336	3,488	6,808	8,542
Total revenues	47,272	70,570	112,694	170,862
Cost of revenues:
Recurring revenues	12,606	18,576	34,616	47,858
Implementation services and other	6,676	8,633	18,164	23,646
Total cost of revenues	19,282	27,209	52,780	71,504
Gross profit	27,990	43,361	59,914	99,358
Operating expenses:
Sales and marketing	12,673	17,681	31,152	44,471
Research and development	5,053	6,759	14,351	18,987
General and administrative	8,559	12,720	24,068	34,410
Total operating expenses	26,285	37,160	69,571	97,868
Operating income (loss)	1,705	6,201	(9,657)	1,490
Other income (expense)	51	(83)	180	214
Income (loss) before income taxes	1,756	6,118	(9,477)	1,704
Income tax benefit (expense)	(4)	43	(66)	(143)
Net income (loss)	$1,752	$6,161	$(9,543)	$1,561

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	92%	94%	93%	94%
Interest income on funds held for clients	1%	1%	1%	1%
Total recurring revenues	93%	95%	94%	95%
Implementation services and other	7%	5%	6%	5%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	27%	26%	31%	28%
Implementation services and other	14%	12%	16%	14%
Total cost of revenues	41%	38%	47%	42%
Gross profit	59%	62%	53%	58%
Operating expenses:
Sales and marketing	26%	25%	27%	26%
Research and development	11%	10%	13%	11%
General and administrative	18%	18%	21%	20%
Total operating expenses	55%	53%	61%	57%
Operating income (loss)	4%	9%	(8)%	1%
Other income (expense)	0%	0%	0%	0%
Income (loss) before income taxes	4%	9%	(8)%	1%
Income tax benefit (expense)	0%	0%	0%	0%
Net income (loss)	4%	9%	(8)%	1%

Comparison of Three Months Ended March 31, 2015 and 2016

Revenues

	Three Months Ended March 31,		Change
	2015	2016	$	%
Recurring fees	$43,335	$66,279	$22,944	53%
Percentage of total revenues	92%	94%
Interest income on funds held for clients	601	803	202	34%
Percentage of total revenues	1%	1%
Implementation services and other	3,336	3,488	152	5%
Percentage of total revenues	7%	5%

Recurring Fees

Recurring fees for the three months ended March 31, 2016 increased by $22.9 million, or 53%, to $66.3 million from $43.3 million for the three months ended March 31, 2015. Recurring fees increased primarily as a result of incremental revenues from new and existing clients, including revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2016 increased by $0.2 million, or 34% to $0.8 million from $0.6 million for the three months ended March 31, 2015. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the three months ended March 31, 2016 increased by $0.2 million, or 5%, to $3.5 million from $3.3 million for the three months ended March 31, 2015. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015.

Cost of Revenues

	Three Months Ended March 31,		Change
	2015	2016	$	%

Cost of recurring revenues	$12,606	$18,576	$5,970	47%
Percentage of recurring revenues	29%	28%
Recurring gross margin	71%	72%
Cost of implementation services and other	6,676	8,633	1,957	29%
Percentage of implementation services and other revenue	200%	248%
Implementation gross margin	(100)%	(148)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended March 31, 2016 increased by $6.0 million, or 47%, to $18.6 million from $12.6 million for the three months ended March 31, 2015. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $3.3 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $2.7 million in fees related to the delivery of our services and $0.9 million in increased internal-use software amortization, partially offset by a $0.9 million decrease in reseller expenses primarily due to our acquisition of our remaining reseller during fiscal 2015. Recurring gross margin increased from 71% for the three months ended March 31, 2015 to 72% for the three months ended March 31, 2016, primarily due to a reduction in reseller expenses, partially offset by an increase in internal-use software amortization and employee-related costs.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended March 31, 2016 increased by $2.0 million, or 29%, to $8.6 million from $6.7 million for the three months ended March 31, 2015. Cost of implementation services and other increased primarily due to an increase of $2.1 million in employee-related and other costs to implement our solutions for new and existing clients during the three months ended March 31, 2016.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2015	2016	$	%
Sales and marketing	$12,673	$17,681	$5,008	40%
Percentage of total revenues	26%	25%

Sales and marketing expenses for the three months ended March 31, 2016 increased by $5.0 million, or 40%, to $17.7 million from $12.7 million for the three months ended March 31, 2015. The increase in sales and marketing expenses was primarily the result of $4.1 million of additional employee-related expenses incurred due to the expansion of our sales force by 60 personnel (including management, sales engineers, direct sales and sales administration), our sales lead generation group by 27 personnel and our marketing team by 5 personnel.

Research and Development

	Three Months Ended March 31,		Change
	2015	2016	$	%
Research and development	$5,053	$6,759	$1,706	34%
Percentage of total revenues	11%	10%

Research and development for the three months ended March 31, 2016 increased by $1.7 million, or 34%, to $6.8 million from $5.1 million for the three months ended March 31, 2015. The increase in research and development expense was primarily as a result of $2.5 million in employee-related expenses related to 54 additional development personnel, partially offset by higher year-over-year internal-use software capitalization of $1.1 million.

General and Administrative

	Three Months Ended March 31,		Change
	2015	2016	$	%
General and administrative	$8,559	$12,720	$4,161	49%
Percentage of total revenues	18%	18%

General and administrative expenses for the three months ended March 31, 2016 increased by $4.2 million, or 49%, to $12.7 million from $8.6 million for the three months ended March 31, 2015. The increase was primarily the result of $1.7 million of additional employee-related expenses related to 40 additional personnel, $0.8 million of additional stock-based compensation expense, $0.8 million of increased professional services fees and $0.4 million of increased occupancy costs.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2015	2016	$	%
Other income (expense)	$51	$(83)	$(134)	*
Percentage of total revenues	0%	0%

*                                         Not Meaningful

Other income (expense) for the three months ended March 31, 2016 was not materially different as compared to the three months ended March 31, 2015.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Change
	2015	2016	$	%
Income tax benefit (expense)	$(4)	$43	$47	*
Percentage of total revenues	0%	0%

*                                         Not Meaningful

Income tax benefit (expense) for the three months ended March 31, 2016 was not materially different as compared to the three months ended March 31, 2015.

Comparison of Nine Months Ended March 31, 2015 and 2016

Revenues

	Nine Months Ended March 31,		Change
	2015	2016	$	%
Recurring fees	$104,532	$160,374	$55,842	53%
Percentage of total revenues	93%	94%
Interest income on funds held for clients	1,354	1,946	592	44%
Percentage of total revenues	1%	1%
Implementation services and other	6,808	8,542	1,734	25%
Percentage of total revenues	6%	5%

Recurring Fees

Recurring fees for the nine months ended March 31, 2016 increased by $55.8 million, or 53%, to $160.4 million from $104.5 million for the nine months ended March 31, 2015. Recurring fees increased primarily as a result of incremental revenues from new and existing clients, including revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2016 increased by $0.6 million, or 44% to $1.9 million from $1.4 million for the nine months ended March 31, 2015. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the nine months ended March 31, 2016 increased by $1.7 million, or 25%, to $8.5 million from $6.8 million for the nine months ended March 31, 2015. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the nine months ended March 31, 2016 in comparison to the nine months ended March 31, 2015.

Cost of Revenues

	Nine Months Ended March 31,		Change
	2015	2016	$	%

Cost of recurring revenues	$34,616	$47,858	$13,242	38%
Percentage of recurring revenues	33%	29%
Recurring gross margin	67%	71%
Cost of implementation services and other	18,164	23,646	5,482	30%
Percentage of implementation services and other	267%	277%
Implementation gross margin	(167)%	(177)%

Cost of Recurring Revenues

Cost of recurring revenues for the nine months ended March 31, 2016 increased by $13.2 million, or 38%, to $47.9 million from $34.6 million for the nine months ended March 31, 2015. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $7.6 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $5.9 million in fees related to the delivery of our services, and a $1.9 million increase in internal-use software amortization, partially offset by a $2.2 million decrease in reseller expenses primarily due to our acquisition of our remaining reseller during fiscal 2015. Recurring gross margin increased from 67% for the nine months ended March 31, 2015 to 71% for the nine months ended March 31, 2016, primarily due to a reduction in reseller expenses and a decrease in fees related to the delivery of our services as a percentage of total recurring revenue, partially offset by an increase in internal-use software amortization.

Cost of Implementation Services and Other

Cost of implementation services and other for the nine months ended March 31, 2016 increased by $5.5 million, or 30%, to $23.6 million from $18.2 million for the nine months ended March 31, 2015. Cost of implementation services and other increased primarily due to an increase of $5.6 million in employee-related costs to implement our solutions for new and existing clients during the nine months ended March 31, 2016, partially offset by a $0.2 million decrease in stock-based compensation expense.

Operating Expenses

Sales and Marketing

	Nine Months Ended March 31,		Change
	2015	2016	$	%
Sales and marketing	$31,152	$44,471	$13,319	43%
Percentage of total revenues	27%	26%

Sales and marketing expenses for the nine months ended March 31, 2016 increased by $13.3 million, or 43%, to $44.5 million from $31.2 million for the nine months ended March 31, 2015. The increase in sales and marketing expenses was primarily the result of $11.4 million of additional employee-related expenses incurred due to the expansion of our sales force by 60 personnel (including management, sales engineers, direct sales and sales administration), our sales lead generation group by 27 personnel and our marketing team by 5 personnel. The increase was also attributable to $0.7 million of additional stock-based compensation expense.

Research and Development

	Nine Months Ended March 31,		Change
	2015	2016	$	%
Research and development	$14,351	$18,987	$4,636	32%
Percentage of total revenues	13%	11%

Research and development for the nine months ended March 31, 2016 increased by $4.6 million, or 32%, to $19.0 million from $14.4 million for the nine months ended March 31, 2015. The increase in research and development expense was primarily as a result of $7.5 million in employee-related expenses related to 54 additional development personnel, partially offset by higher year-over-year internal-use software capitalization of $3.5 million.

General and Administrative

	Nine Months Ended March 31,		Change
	2015	2016	$	%
General and administrative	$24,068	$34,410	$10,342	43%
Percentage of total revenues	21%	20%

General and administrative expenses for the nine months ended March 31, 2016 increased by $10.3 million, or 43%, to $34.4 million from $24.1 million for the nine months ended March 31, 2015. The increase was primarily the result of $4.8 million of additional employee-related expenses related to 40 additional personnel, $2.0 million of additional stock-based compensation expense, $1.0 million of increased occupancy costs incurred as a result of our requirement for additional office space, $0.9 million of additional professional services fees, $0.6 million of additional intangible amortization and $0.4 million in costs associated with the secondary offering completed during the first quarter of fiscal 2016.

Other Income (Expense)

	Nine Months Ended March 31,		Change
	2015	2016	$	%
Other income (expense)	$180	$214	$34	19%
Percentage of total revenues	0%	0%

Other income (expense) for the nine months ended March 31, 2016 was not materially different as compared to the nine months ended March 31, 2015.

Income Tax Expense

	Nine Months Ended March 31,		Change
	2015	2016	$	%
Income tax expense	$66	$143	$77	*
Percentage of total revenues	0%	0%

*                                         Not Meaningful

Income tax expense for the nine months ended March 31, 2016 was not materially different as compared to the nine months ended March 31, 2015.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed with the SEC on August 14, 2015.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2016, our principal source of liquidity was $89.7 million of cash and cash equivalents.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and infrastructure generally. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data center and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and borrowing capacity to satisfy those needs.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore such balance changes from period to period in accordance with the timing with each payroll cycle. Funds held for clients are restricted solely for the repayment of client fund obligations.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other investment requirements for at least the next 12 months.

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2015	2016
Net cash provided by (used in) operating activities	$10,201	$29,067
Cash flows from investing activities:
Capitalized internal-use software costs	(2,544)	(5,807)
Purchases of property and equipment	(6,331)	(11,746)
Payments for acquisitions	(2,985)	(483)
Net change in funds held for clients	(314,355)	(831,757)
Net cash provided by (used in) investing activities	(326,215)	(849,793)
Cash flows from financing activities:
Net change in client funds obligation	314,355	831,757
Proceeds from follow-on offering, net of issuance costs	18,367	—
Payments on initial public offering costs	(75)	—
Proceeds from exercise of stock options	247	137
Proceeds from employee stock purchase plan	670	1,403
Taxes paid related to net share settlement of equity awards	(3,171)	(4,122)
Net cash provided by (used in) financing activities	330,393	829,175
Net change in cash and cash equivalents	$14,379	$8,449

Operating Activities

Net cash provided by operating activities was $29.1 million for the nine months ended March 31, 2016 as compared to $10.2 million for the nine months ended March 31, 2015. The increase in net cash provided by operating activities from the nine months ended March 31, 2015 to the nine months ended March 31, 2016 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation and depreciation and amortization.

Investing Activities

Net cash used in investing activities was $849.8 million for the nine months ended March 31, 2016 as compared to $326.2 million for the nine months ended March 31, 2015 primarily due to the increase in funds held for clients.

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

Excluding the net change in funds held for clients, our net cash used in investing activities was $18.0 million for the nine months ended March 31, 2016 as compared to $11.9 million for the nine months ended March 31, 2015. The increase in net cash used in investing activities is primarily due to higher purchases of property and equipment and capitalized internal-use software costs, partially offset by lower payments for acquisitions.

Financing Activities

Net cash provided by financing activities was $829.2 million for the nine months ended March 31, 2016 as compared to $330.4 million for the nine months ended March 31, 2015. The change in cash provided by financing activities was primarily the result of the increase in client fund obligations, partially offset by $18.4 million of proceeds related to the follow-on offering, net of issuance costs in the nine months ended March 31, 2015.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2016:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$35,091	$5,175	$12,325	$7,855	$9,736
Unconditional purchase obligations	3,301	2,204	1,097	—	—
	$38,392	$7,379	$13,422	$7,855	$9,736

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $6.3 million and $11.7 million for the nine months ended March 31, 2015 and 2016, respectively, exclusive of capitalized internal-use software costs of $2.5 million and $5.8 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations solely in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, from which the ultimate disposition would have a material impact on our consolidated financial position, results of operations or cash flows.

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

We have incurred net losses from time to time. We incurred net losses of $130,000, $7,110,000, and $13,972,000 in fiscal 2011, fiscal 2014 and fiscal 2015, respectively. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

Our recurring revenues are based in part on the number of our clients’ employees. As a result, we are subject to risks arising from adverse changes in economic and political conditions. The state of the economy and the rate of employment, which deteriorated in the last broad recession, may deteriorate further in the future. If weakness in the economy continues or worsens, many clients may reduce their number of employees and delay or reduce technology purchases. This could also result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

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

As of April 29, 2016 our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 52.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

•                  Sales of our common stock by our directors, executive officers and affiliates;

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

We have not declared or paid dividends on our common stock since going public and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

As of April 29, 2016, we had an aggregate of 51,010,873 outstanding shares of common stock. The 17,362,750 shares sold in our initial public, follow-on and secondary offerings can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

In addition, we have registered 12,778,598 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. When we lose our status as an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, management’s report on the internal controls over financial reporting will be required to be attested to by our independent registered public accounting firm. The aggregate worldwide market value of our common stock held by non-affiliates as of December 31, 2015 (the last business day of our most recently completed second fiscal quarter) exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of June 30, 2016. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with these public company requirements has made some activities more time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Sales of Unregistered Securities

Not applicable.

(b)         Use of Proceeds

On March 24, 2014, we completed our initial public offering or IPO, of 8,101,750 shares of common stock, at a price of $17.00 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193661), which was declared effective by the SEC on March 18, 2014. With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million, paid $9.5 million for the purchase of substantially all of the assets of BFKMS Inc. and paid $9.5 million for the purchase of substantially all of the assets of Synergy Payroll, LLC.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2

Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (File No. 001-36348)).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

Exhibit Nos.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

**                   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: May 6, 2016	By:	/s/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of the Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2

Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (File No. 001-36348)).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                          Filed herewith

**                   Furnished herewith