Form 10-K
period 2016-06-30
Paylocity Holding Corp
filed 2016-08-12
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No   ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2015, the last day of registrant’s most recently completed second fiscal quarter, was $988,936,928 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of August 5, 2016, there were 51,157,430 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2017 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2016

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. As of June 30, 2016, we served approximately 12,500 clients across the U.S., which on average had over 100 employees. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the human resource, payroll and finance capabilities of our clients.

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

We market and sell our products primarily through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided in respect of those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2014, 2015 and 2016. Our total revenues increased from $108.7 million in fiscal 2014 to $152.7 million in fiscal 2015, representing a 40% year-over-year increase and to $230.7 million in fiscal 2016, representing a 51% year-over-year increase.  Our recurring revenues increased from $101.9 million in fiscal 2014 to $144.1 million in fiscal 2015, representing a 41% year-over-year increase, and to $220.1 million in fiscal 2016, representing a 53% year-over-year increase. Although we do not have long-term contracts with our clients and our agreements with clients are generally terminable on 60 days’ or less notice, our recurring revenue model provides significant visibility into our future operating results.

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

Large Market Opportunity for Payroll and HCM Solutions

According to market analyses published by International Data Corporation, or IDC, titled Worldwide and U.S. Human Capital Management Applications 2015-2019 Forecast (June 2015) and U.S. Payroll Outsourcing Services Forecast, 2015-2019 (November 2015), the U.S. market for HCM applications and payroll outsourcing services is estimated to be $25 billion in 2016. The market opportunity is driven by the importance of payroll and HCM solutions to the successful management of organizations.

To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 597,000 firms with 20 to 999 employees in the U.S. in 2013, employing over 42 million persons. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $270 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $11.0 billion. Our existing clients do not typically buy our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

Organizations Are Increasingly Transitioning to SaaS Solutions

SaaS solutions are easier and more affordable to implement and operate than those offered by traditional software providers. SaaS solutions also enable software updates with greater frequency and without new hardware investments, enabling organizations to better react to changes in their environments. Many organizations are transitioning to SaaS solutions for front-office business applications such as salesforce management. Similarly, we believe organizations are adopting back-office SaaS applications, such as payroll and HCM, with increasing frequency. According to a market analysis published by IDC, titled Worldwide SaaS and Cloud

Software 2015-2019 Forecast and 2014 Vendor Shares (August 2015), the U.S. SaaS market is estimated to be $46 billion in 2016 and is projected to grow at a 17% compound annual growth rate from 2014 to 2019.

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

Our Solution

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations.  Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments.  As of June 30, 2016, we served approximately 12,500 clients across the U.S., which on average had over 100 employees.

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

Our Strategy

We intend to strengthen and extend our position as a provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

•      Grow Our Client Base.  We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we served approximately 12,500 clients across the U.S. as of June 30, 2016, there were over 597,000 firms with 20 to 999 employees in the United States, employing more than 42 million persons, according to the U.S. Census Bureau in 2013. In order to acquire new clients, we plan to continue to grow our sales organization aggressively across all U.S. geographies.

•      Expand Our Product Offerings. We believe that our leadership position is in significant part the result of our investment and innovation in our product offerings designed for medium-sized organizations. Therefore, we plan to increase investment in software development to continue to advance our platform and expand our product offerings.  For example, we released ACA Enhanced in fiscal year 2016, which provides a compliance and reporting solution for the Affordable Care Act. We will be releasing Paylocity Recruiting in fiscal year 2017, which is an applicant tracking tool that automates critically important steps in the hiring and decision making process.

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

Paylocity Affordable Care Act Enhanced

Paylocity Affordable Care Act Enhanced (ACA Enhanced), released and available to our clients in our 2016 fiscal year, provides compliance and reporting for the Affordable Care Act (ACA).  ACA Enhanced automates form capture, preparation and filing of forms 1094-C and 1095-C and provides a compliance solution via enhanced dashboards, reporting, alerts and notifications.

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

Paylocity Web Onboarding

Web Onboarding delivers a seamless approach to new hire onboarding and events management. This solution enables payroll and HR departments to deliver a highly intuitive, mobile-responsive onboarding experience to new hires. For administrators, Web Onboarding reduces the manual effort and processes generally associated with onboarding a new hire. Paylocity’s Onboarding features include:

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

Paylocity Recruiting

Recruiting is an applicant tracking tool that automates candidate sourcing at critically important steps in the hiring and decision making process including gathering candidate resumes, routing candidate information for decision making, and record retention for consideration for future vacancies.  Recruiting’s features include:

•      Auto-fill of resume information to save time and effort in the candidate’s application process

•      Tracking of applicants through the workflow in order to reduce time spent on the recruiting and talent acquisition process. Users quickly know the status of any prospects at critical stages in the process.

•      Repository of applicant information and feedback for future reference and sourcing.

Paylocity Recruiting alleviates many of the common challenges organizations face in their pursuit of talent, including prolonged time to source and hire candidates and excessive manual work with too few resources.

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

Client Service

Our client service model is designed to serve the needs of medium-sized organizations and to build loyalty by developing strong relationships with our clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2014, 2015 and 2016.

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

Clients

As of June 30, 2016, we provided our solutions to approximately 12,500 clients in all U.S states. Although many clients have multiple divisions, segments or locations, we only count such clients once for these purposes.

Our clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2014, 2015 and 2016, no client accounted for more than 1% of our revenues.

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

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2016, greater than 30% of our new client revenue originated by referrals from participants in our referral network.

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

Competition

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and include enterprise-focused software providers, such as Ultimate Software Group, Inc., Workday, Inc., SAP AG, Oracle Corporation and Ceridian Corporation; payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc. and other regional providers; and HCM point solutions providers, such as Cornerstone OnDemand, Inc.

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

Research and development costs, including research and development costs that were capitalized, were $15.0 million, $24.7 million and $36.3 million for the years ended June 30, 2014, 2015 and 2016, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

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

Employees

As of June 30, 2016, we had approximately 1,800 full-time employees, of which 620 were in client services and operations, 420 were in client implementation, 365 were in sales and marketing, 250 were in research and development and 145 were in general and administrative. None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our culture benefits our clients and supports our growth. Our management team is committed to maintaining and improving our culture even as we grow rapidly.

Available Information

Our Internet address is www.paylocity.com and our investor relations website is located at http://investors.paylocity.com. We make available free of charge on our investor relations website under the heading “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

We have incurred net losses from time to time. We incurred net losses of $7,110,000, $13,972,000 and $3,851,000 in fiscal 2014, fiscal 2015 and fiscal 2016, respectively. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

Our number of new clients typically increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new clients prefer to start using our payroll and human capital management, or HCM, solutions at the beginning of a calendar year. In addition, client funds and year-end activities are traditionally higher during our third fiscal quarter. As a result of these factors, our total revenue and expenses have historically grown disproportionately during our third fiscal quarter as compared to other quarters.

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

•                  Changes in accounting principles; and

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

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions, and include enterprise-focused software providers, such as Ultimate Software Group, Inc., Workday, Inc., SAP AG, Oracle Corporation and Ceridian Corporation, payroll service providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc. and other regional providers, and HCM point solutions, such as Cornerstone OnDemand, Inc.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that greater than 30% of our new sales in fiscal 2016 were referred to us from our referral network participants, and our referral network may become an even more significant source of client referrals in the future. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

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

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2016 we processed over $74 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

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

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. For example, there is substantial uncertainty surrounding the United Kingdom’s June 23, 2016 vote to leave the European Union, which could result in a global economic downturn, which, in turn, could depress the demand for our services. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other HCM solutions or renegotiating their contracts with us. We have agreements with various large banks to execute ACH and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a failure of one of our banking partners or a systemic shutdown of the banking industry could result in the loss of client funds or impede us from accessing and processing funds on our clients’ behalf, and could have an adverse impact on our business and liquidity.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results including increased volatility, and could affect the reporting of transactions completed before the announcement of a change. In particular, changes to regulations concerning revenue recognition could require us to alter our current revenue accounting practices and cause us to either defer revenue into a future period, or to recognize lower revenue in a current period, and the implementation of such changes could increase compliance costs.

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

As of August 5, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 51.5% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

•                  Threatened or actual litigation; and

•                  Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from the United Kingdom’s decision to exit from the European Union, acts of God, war, incidents of terrorism, or other destabilizing events and the resulting responses to them).

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

As of August 5, 2016, we had an aggregate of 51,157,430 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering and follow-on offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. In addition, the Sarbanes-Oxley Act requires that our management report on the internal controls over financial reporting be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with these public company requirements has made some activities more time-consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel have been required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Although we have hired additional employees to comply with these requirements, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2016, our corporate headquarters occupied approximately 135,000 square feet in Arlington Heights, Illinois under leases with final expiration in July 2022. As of June 30, 2016, we also leased facilities in New York, New York, Lake Mary, Florida, Nashua, New Hampshire, Springfield, New Jersey, Boise, Idaho and Oakland, California.

In June 2016, we entered into a lease for approximately 309,559 rentable square feet of office space located in Schaumburg, Illinois. We intend to use the leased premises as our headquarters upon the expiration of the lease of our current headquarters. The lease provides for phased delivery and commencement dates, with commencement expected to occur on the following approximate dates:  Phase I (June 1, 2017), Phase II (Nov 1, 2017), Phase III (July 1, 2018), and Phase IV (July 1, 2019). The actual commencement dates are subject to timely delivery of the premises by the landlord. The lease provides for a term beginning on the Phase I commencement date and ending 180 full calendar months after the landlord delivers the Phase II premises, which is expected to be on or about November 1, 2017, with two subsequent five year renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCTY”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low

Year ended June 30, 2015
First Quarter	$26.00	$18.50
Second Quarter	$30.41	$19.20
Third Quarter	$33.22	$22.21
Fourth Quarter	$37.96	$26.16
Year ended June 30, 2016
First Quarter	$37.49	$29.02
Second Quarter	$46.23	$29.66
Third Quarter	$38.56	$25.17
Fourth Quarter	$43.20	$32.88

On August 5, 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $47.25 per share, and there were 17 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

With the proceeds of the IPO, we repaid amounts outstanding under a note issued by us to Commerce Bank & Trust Company on March 9, 2011, which totaled $1.1 million, paid $9.4 million for the purchase of substantially all of the assets of BFKMS Inc., and paid $9.5 million for the purchase of substantially all of the assets of Synergy Payroll LLC.

Use of Proceeds from Follow-On Offering of Common Stock

On December 17, 2014, we completed a follow-on offering of 4,960,000 shares of common stock at a price of $26.25 per share, before underwriting discounts and commissions. We sold 750,000 of such shares and existing shareholders sold an aggregate of 4,210,000 of such shares.  The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200448) which was declared effective by the SEC on December 11, 2014. There have been no material changes in the planned use of proceeds from the follow-on offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) on December 12, 2014.

Use of Proceeds from Secondary Offering of Common Stock

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on March 19, 2014, the initial trading day of our common stock, and ending on June 30, 2016. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

	Year Ended June 30,
	2012	2013	2014	2015	2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$51,211	$71,309	$100,362	$142,168	$217,416
Interest income on funds held for clients	1,263	1,459	1,582	1,901	2,688
Total recurring revenues	52,474	72,768	101,944	144,069	220,104
Implementation services and other	2,622	4,526	6,743	8,629	10,597
Total revenues	55,096	77,294	108,687	152,698	230,701
Cost of revenues:
Recurring revenues	22,054	28,863	37,319	46,366	66,131
Implementation services and other	7,040	10,803	17,775	24,530	31,954
Total cost of revenues	29,094	39,666	55,094	70,896	98,085
Gross profit	26,002	37,628	53,593	81,802	132,616
Operating expenses:
Sales and marketing	12,828	18,693	28,276	43,035	61,832
Research and development	1,788	6,825	10,355	19,864	26,736
General and administrative	8,618	12,079	21,980	32,824	47,598
Total operating expenses	23,234	37,597	60,611	95,723	136,166
Operating income (loss)	2,768	31	(7,018)	(13,921)	(3,550)
Other income (expense)	(196)	(16)	163	54	(124)
Income (loss) before income taxes	2,572	15	(6,855)	(13,867)	(3,674)
Income tax (benefit) expense	884	(602)	255	105	177
Net income (loss)	$1,688	$617	$(7,110)	$(13,972)	$(3,851)
Net income (loss) attributable to common stockholders	$998	$(2,291)	$(9,392)	$(13,972)	$(3,851)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.07)	$(0.26)	$(0.28)	$(0.08)
Diluted	$0.02	$(0.07)	$(0.26)	$(0.28)	$(0.08)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	43,873	31,988	36,707	50,127	50,913
Diluted	44,317	31,988	36,707	50,127	50,913
Other Financial Data:
Adjusted Gross Profit(1)	$28,729	$40,695	$57,029	$87,226	$141,029
Adjusted Recurring Gross Profit(1)	$33,147	$46,972	$67,458	$101,876	$161,184
Adjusted EBITDA(1)	$7,660	$6,301	$5,448	$8,238	$28,398

	As of June 30,
	2012	2013	2014	2015	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,031	$7,594	$78,848	$81,258	$86,496
Working capital(2)	2,786	2,305	67,137	69,296	68,986
Funds held for clients	263,255	355,905	417,261	591,219	1,239,622
Total assets	284,943	377,916	528,151	720,548	1,390,689
Debt, current portion	1,625	625	—	—	—
Client fund obligations	263,255	355,905	417,261	591,219	1,239,622
Long-term debt, net of current portion	1,563	938	—	—	—
Redeemable convertible preferred stock	36,573	36,573	—	—	—
Stockholders’ equity (deficit)	(27,646)	(26,592)	91,134	107,580	119,572

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted EBITDA as net income (loss) before interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA have limitations as analytical tools. Some of these limitations are:

•                   Adjusted EBITDA does not reflect our ongoing or future requirements for capital expenditures;

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

Additionally, stock-based compensation will continue to be an element of our overall compensation strategy, although we exclude it from Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as an expense when evaluating our ongoing operating performance for a particular period.

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

Directly comparable GAAP measures to Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are gross profit, total recurring revenues and net income (loss), respectively. We reconcile Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2012	2013	2014	2015	2016

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$26,002	$37,628	$53,593	$81,802	$132,616
Amortization of capitalized internal-use software costs	2,727	3,067	2,195	2,606	5,446
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	—	920	2,818	2,967
One-time founder funded bonus pay-outs	—	—	321	—	—
Adjusted Gross Profit	$28,729	$40,695	$57,029	$87,226	$141,029

	Year Ended June 30,
	2012	2013	2014	2015	2016

	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$52,474	$72,768	$101,944	$144,069	$220,104
Cost of recurring revenues	(22,054)	(28,863)	(37,319)	(46,366)	(66,131)
Recurring gross profit	30,420	43,905	64,625	97,703	153,973
Amortization of capitalized internal-use software costs	2,727	3,067	2,195	2,606	5,446
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	—	496	1,567	1,765
One-time founder funded bonus pay-outs	—	—	142	—	—
Adjusted Recurring Gross Profit	$33,147	$46,972	$67,458	$101,876	$161,184

	Year Ended June 30,
	2012	2013	2014	2015	2016

	(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$1,688	$617	$(7,110)	$(13,972)	$(3,851)
Interest expense	261	192	67	—	—
Income tax (benefit) expense	884	(602)	255	105	177
Depreciation and amortization	4,624	5,571	6,336	8,609	13,873
EBITDA	7,457	5,778	(452)	(5,258)	10,199
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	203	523	4,929	13,496	18,199
One-time founder funded bonus pay-outs	—	—	971	—	—
Adjusted EBITDA	$7,660	$6,301	$5,448	$8,238	$28,398

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. If general economic conditions were to deteriorate further, including declines in private sector employment growth and business productivity, increases in the unemployment rate and changes in interest rates, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts. Our interest income on funds held for clients continues to be adversely impacted by historically low interest rates.

Our operating subsidiary Paylocity Corporation was incorporated in July 1997 as an Illinois corporation. In November 2013, we formed Paylocity Holding Corporation, a Delaware corporation, of which Paylocity Corporation is now a wholly-owned subsidiary. Paylocity Holding Corporation had no operations prior to the restructuring. All of our business operations have historically been, and are currently, conducted by Paylocity Corporation, and the financial results presented herein are attributable to the results of its operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $101.9 million in fiscal 2014 to $144.1 million in fiscal 2015, representing a 41% year-over-year increase. Recurring revenue increased from $144.1 million in fiscal 2015 to $220.1 million in fiscal 2016, representing a 53% year-over-year increase. The increase in our recurring revenue growth was positively impacted by the launch in fiscal year 2016 of our Affordable Care Act (“ACA”) compliance solution, which had significant penetration beginning in the second quarter of fiscal year 2016. We expect the impact on year-over-year quarterly revenue growth of our ACA compliance solution to be highest in the first quarter of fiscal year 2017 given the timing of significant penetration, beginning in the second quarter of fiscal year 2016. Recurring revenue represented 94% of total revenue in both fiscal 2014 and fiscal 2015 and 95% of total revenue in fiscal year 2016.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. We have increased our number of clients from approximately 8,500 as of June 30, 2014 to approximately 12,500 as of June 30, 2016, representing a compound annual growth rate of approximately 21%. The table below sets forth our client count for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2014	2015	2016
Client Count	8,500	10,350	12,500

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

Recurring Fees From New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year.  We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base.  Our recurring fees from new clients was 44% for fiscal 2014 and 45% for both fiscal 2015 and fiscal 2016.

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

	Year Ended June 30,
	2014	2015	2016
	(in thousands)
Adjusted Gross Profit	$57,029	$87,226	$141,029
Adjusted Recurring Gross Profit	$67,458	$101,876	$161,184
Adjusted EBITDA	$5,448	$8,238	$28,398

For a further discussion of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, including a reconciliation of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to GAAP, see Part II, Item 6: “Consolidated Selected Financial Data.”

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided in respect of those client employees.  As such, the number of client employees on our system is not a good indicator of our financial results in any period.  Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for approximately 92%, 93% and 94% of our total revenues during the years ended June 30, 2014, 2015 and 2016, respectively.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $2.2 million, $2.6 million and $5.4 million of capitalized internal-use software costs in fiscal 2014, 2015 and 2016, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits involved in the implementation of our payroll and other HCM solutions for new clients. Implementation costs are generally fixed in the short-term and exceed associated implementation revenue charged to each client. We intend to grow our business through acquisition of new clients, and doing so will require increased personnel to implement our solutions. Therefore our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future.

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

Research and Development

Research and development expenses consist primarily of employee-related expenses for our research and development and product management staff, including wages, stock-based compensation, bonuses and benefits. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies and ongoing refinement of our existing solutions. Research and development expenses, other than internal-use software costs qualifying for capitalization, are expensed as incurred.

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2014, 2015 and 2016.

	Year Ended June 30,
	2014	2015	2016
	(in thousands)
Capitalized portion of research and development	$4,674	$4,870	$9,516
Expensed portion of research and development	10,355	19,864	26,736
Total research and development	$15,029	$24,734	$36,252

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

General and Administrative

General and administrative expenses consist primarily of other employee-related costs, including wages, stock-based compensation, bonuses and benefits for our administrative, finance, accounting, and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance and other corporate expenses.

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2014	2015	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$100,362	$142,168	$217,416
Interest income on funds held for clients	1,582	1,901	2,688
Total recurring revenues	101,944	144,069	220,104
Implementation services and other	6,743	8,629	10,597
Total revenues	108,687	152,698	230,701
Cost of revenues:
Recurring revenues	37,319	46,366	66,131
Implementation services and other	17,775	24,530	31,954
Total cost of revenues	55,094	70,896	98,085
Gross profit	53,593	81,802	132,616
Operating expenses:
Sales and marketing	28,276	43,035	61,832
Research and development	10,355	19,864	26,736
General and administrative	21,980	32,824	47,598
Total operating expenses	60,611	95,723	136,166
Operating loss	(7,018)	(13,921)	(3,550)
Other income (expense)	163	54	(124)
Loss before income taxes	(6,855)	(13,867)	(3,674)
Income tax expense	255	105	177
Net loss	$(7,110)	$(13,972)	$(3,851)

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2014	2015	2016
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	92%	93%	94%
Interest income on funds held for clients	2%	1%	1%
Total recurring revenues	94%	94%	95%
Implementation services and other	6%	6%	5%
Total revenues	100%	100%	100%
Cost of revenues:
Recurring revenues	34%	30%	29%
Implementation services and other	17%	16%	14%
Total costs of revenues	51%	46%	43%
Gross profit	49%	54%	57%
Operating expenses:
Sales and marketing	26%	28%	27%
Research and development	10%	13%	11%
General and administrative	20%	22%	21%
Total operating expenses	56%	63%	59%
Operating loss	(7)%	(9)%	(2)%
Other income (expense)	0%	0%	0%
Loss before income taxes	(7)%	(9)%	(2)%
Income tax expense	0%	0%	0%
Net loss	(7)%	(9)%	(2)%

Comparison of Fiscal Years Ended June 30, 2014, 2015 and 2016

Revenues

($ in thousands)

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
Recurring fees	$100,362	$142,168	$217,416	$41,806	42%	$75,248	53%
Percentage of total revenues	92%	93%	94%
Interest income on funds held for clients	$1,582	$1,901	$2,688	$319	20%	$787	41%
Percentage of total revenues	2%	1%	1%
Implementation services and other	$6,743	$8,629	$10,597	$1,886	28%	$1,968	23%
Percentage of total revenues	6%	6%	5%

Recurring Fees

Recurring fees for the year ended June 30, 2016 increased by $75.2 million, or 53%, to $217.4 million from $142.2 million for the year ended June 30, 2015. Recurring fees increased primarily as a result of incremental revenues from new and existing clients, including revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients, which we launched in fiscal year 2016. Our client count at June 30, 2016 increased by 21% to approximately 12,500 from approximately 10,350 at June 30, 2015.

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

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2016 increased by $0.8 million, or 41%, to $2.7 million from $1.9 million for the year ended June 30, 2015. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base.

Interest income on funds held for clients for the year ended June 30, 2015 increased by $0.3 million, or 20%, to $1.9 million from $1.6 million for the year ended June 30, 2014. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the year ended June 30, 2016 increased by $2.0 million, or 23%, to $10.6 million from $8.6 million for the year ended June 30, 2015. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during fiscal 2016 as compared to fiscal 2015.

Implementation services and other revenue for the year ended June 30, 2015 increased by $1.9 million, or 28%, to $8.6 million from $6.7 million for the year ended June 30, 2014. Implementation services and other revenue increased primarily as a result of the continued growth of our new client base during fiscal 2015.

Cost of Revenues

($ in thousands)

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
Cost of recurring revenues	$37,319	$46,366	$66,131	$9,047	24%	$19,765	43%
Percentage of recurring revenues	37%	32%	30%
Recurring gross margin	63%	68%	70%
Cost of implementation services and other	$17,775	$24,530	$31,954	$6,755	38%	$7,424	30%
Percentage of implementation services and other	264%	284%	302%
Implementation gross margin	(164)%	(184)%	(202)%

Cost of Recurring Revenues

Cost of recurring revenues for the year ended June 30, 2016 increased by $19.8 million, or 43%, to $66.1 million from $46.4 million for the year ended June 30, 2015. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $10.8 million in additional employee-related costs resulting from additional personnel to provide services to new and existing clients, $8.3 million in delivery and other processing-related fees and $2.8 million in increased internal-use software amortization, partially offset by a $2.3 million decrease in reseller expenses primarily due to our acquisition of our remaining reseller during fiscal 2015. Recurring gross margin increased by 2% from 68% in fiscal 2015 to 70% in fiscal 2016 primarily due to a 2% reduction in reseller expenses as a percentage of total recurring revenue.

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

Cost of Implementation Services and Other

Cost of implementation services and other for the year ended June 30, 2016 increased by $7.4 million, or 30%, to $32.0 million from $24.5 million for the year ended June 30, 2015. Cost of implementation services and other increased primarily due to an increase in new clients during fiscal 2016, and a corresponding increase of $7.5 million in employee-related costs to implement our solutions for new and existing clients.

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

Operating Expenses

($ in thousands)

Sales and Marketing

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
Sales and marketing	$28,276	$43,035	$61,832	$14,759	52%	$18,797	44%
Percentage of total revenues	26%	28%	27%

Sales and marketing expenses for the year ended June 30, 2016 increased by $18.8 million, or 44%, to $61.8 million from $43.0 million for the year ended June 30, 2015. The increase in sales and marketing expenses in fiscal 2016 was primarily the result of $15.6 million of additional employee-related costs from the expansion of our sales force by 75 personnel (including management, sales engineers, direct sales and sales administration), our sales lead generation group by 14 personnel and our marketing team by 3 personnel.  The increase was also attributable to $1.2 million of stock-based compensation associated with our equity incentive plan.

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

Research and Development

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
Research and development	$10,355	$19,864	$26,736	$9,509	92%	$6,872	35%
Percentage of total revenues	10%	13%	11%

Research and development for the year ended June 30, 2016 increased by $6.9 million, or 35%, to $26.7 million from $19.9 million for the year ended June 30, 2015. Research and development costs increased in fiscal 2016 primarily due to $9.9 million of additional employee-related expenses related to 54 additional development personnel, partially offset by higher year-over-year capitalized internal-use software costs of $4.2 million.

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

General and Administrative

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
General and administrative	$21,980	$32,824	$47,598	$10,844	49%	$14,774	45%
Percentage of total revenues	20%	22%	21%

General and administrative expenses for the year ended June 30, 2016 increased by $14.8 million, or 45%, to $47.6 million from $32.8 million for the year ended June 30, 2015. General and administrative expenses increased primarily as a result of $6.7 million of additional employee-related expenses relating to 36 additional personnel, $2.9 million of additional stock-based compensation costs, $1.5 million of increased occupancy costs incurred as a result of our requirement for additional office space and $1.3 million of increased professional services fees.

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

Other Income (Expense)

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
Other income (expense)	$163	$54	$(124)	$(109)	*	$(178)	*
Percentage of total revenues	0%	0%	0%

*                                         Not Meaningful

Other income (expense) for the year ended June 30, 2016 decreased by $0.2 million as compared to the year ended June 30, 2015. Other income (expense) for the year ended June 30, 2016 primarily consists of loss on the disposal of property and equipment, partially offset by interest income earned on our cash and cash equivalents.

Other income (expense) for the year ended June 30, 2015 decreased by $0.1 million as compared to the year ended June 30, 2014. Other income for the year ended June 30, 2015 primarily consists of interest income earned on our cash and cash equivalents partially offset by loss on the disposal of property and equipment.

Income Tax Expense

	Year Ended June 30,			Change from 2014 to 2015		Change from 2015 to 2016
	2014	2015	2016	$	%	$	%
Effective tax rate	*	*	*
Income tax expense	$255	$105	$177	$(150)	*	$72	69%
Percentage of total revenues	0%	0%	0%

*                                         Not Meaningful

Income tax expense for the year ended June 30, 2016 was not materially different as compared to the year ended June 30, 2015.

Income tax expense for the year ended June 30, 2015 decreased by $0.2 million, as compared to the year ended June 30, 2014 primarily due to the recognition of a deferred tax asset valuation allowance during the year ended June 30, 2014 related to net deferred tax balances generated in prior years.

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

•                   The amount of fees to be paid by the client is fixed or determinable; and

•                   Collection of the fees is reasonably assured.

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

Property and Equipment and Long-Lived Assets

We state property and equipment at cost. We calculate depreciation on property and equipment using a straight-line method over the estimated useful lives of the assets, generally three to seven years for most classes of assets, or over the term of the related lease for leasehold improvements. We recognized depreciation expense of $4.1 million, $5.1 million and $6.9 million during the years ended June 30, 2014, 2015, and 2016, respectively.

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

Internal-use software is amortized on a straight-line basis over 18 to 24 months. We evaluate the useful lives of these assets on an annual basis and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software during the years ended June 30, 2014, 2015 or 2016. We capitalized $4.7 million, $4.9 million, and $9.5 million of internal-use software costs for the years ended June 30, 2014, 2015 and 2016, respectively, including stock-based compensation costs of $0.3 million, $0.7 million and $1.1 million in the years ended June 30, 2014, 2015 and 2016, respectively.  We amortized $2.2 million, $2.6 million, and $5.4 million of capitalized internal-use software costs for the years ended June 30, 2014, 2015 and 2016, respectively. In fiscal 2014, fiscal 2015 and fiscal 2016, we developed significant additional functionality in several of our applications. This development resulted in an increase in capitalized internal-use software costs in fiscal 2016 as compared to fiscal 2015 and in fiscal 2015 as compared to fiscal 2014.

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

We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests.  We did not recognize any impairment for fiscal year 2015 or 2016 as a result of our impairment tests. Given that we did not have recorded goodwill until our fiscal fourth quarter of 2014, no impairment tests were required to be completed in fiscal 2014.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over an accelerated nine year time frame, while the non-solicitation agreements uses the straight-line method of amortization over two to three year life of the agreements. Amortization expense associated with our intangible assets was $0.1 million, $0.9 million and $1.5 million during the years ended June 30, 2014, 2015 and 2016, respectively. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  There were no such events or changes in circumstances during the years ended June 30, 2014, 2015 and 2016.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. As allowed by ASU 2015-17, we adopted the new requirements as of June 30, 2016, on a prospective basis. The adoption of this standard resulted in a reclassification of deferred tax assets and liabilities to the non-current deferred tax liability in our consolidated balance sheet as of June 30, 2016.  ASU 2015-17 did not have a material impact on our consolidated balance sheet and had no impact on our consolidated results of operations or cash flows. No prior periods were retrospectively adjusted.

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

As of June 30, 2016, options to purchase 3.5 million shares of our common stock were outstanding, 1.0 million restricted stock units were outstanding and 6.2 million shares of our common stock were reserved for future grant.

The following table presents data related to stock options granted on the dates indicated:

	July 8, 2013	Aug. 26, 2013	Mar. 18, 2014	Aug. 18, 2014	Aug. 17, 2015
Options granted	466,663	50,000	2,065,541	321,700	149,000
Fair value of stock	$7.04	$7.04	$17.00	$24.80	$35.28
Exercise price	$7.04	$7.04	$17.00	$24.80	$35.28
Fair value of option	$1.71	$1.71	$7.62	$11.14	$12.92

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

	July 8, 2013	Aug. 26, 2013	Mar. 18, 2014	Aug. 18, 2014	Aug. 17, 2015
Valuation assumptions:
Weighted average expected dividend yield	—	—	—	—	—
Weighted average expected volatility	29.5%	29.5%	44.5%	43.9%	34.0%
Weighted average expected term (years)	4.0	4.0	6.0	6.25	6.25
Weighted average risk-free interest rate	0.52%	0.52%	1.94%	1.91%	1.83%

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

Stock-based compensation expense was $4.9 million, $13.2 million and $17.6 million for the years ended June 30, 2014, 2015 and 2016, respectively. If factors change and we employ different assumptions, stock-based compensation expense may differ from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may adversely impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

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

Based on the closing stock price on June 30, 2016 of $43.20, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of June 30, 2016 was $108.9 million, of which $73.5 million related to vested options and $35.4 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of June 30, 2016 was $43.3 million, of which all were unvested.

Third-Party Valuation Methodology

In performing its analysis of equity awards issued prior to the initial public offering, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements, and reviewed our corporate documents. The valuation consultant utilized the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation study was prepared using a combination of four generally accepted approaches to determining the fair market value of a business: the discounted cash flows, or DCF, method, the guideline public company method, the prior transaction method and the market transactions method. The discounted cash flows method forecasted future cash flows utilizing a terminal value based on our expectation of long-term growth to arrive at a valuation. The guideline public company method utilizes a market approach which estimates the fair value of a company by applying to that company the market multiples of publicly-traded companies to arrive at a valuation. The prior transaction method looks to recent arms-length transactions in a company’s capital stock to arrive at a valuation. The market transactions method utilizes a market approach which estimates the fair value of a company by applying to that company the market multiples of publicly-traded and private companies to arrive at a valuation.

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

Initial Public Offering

In March 2014, we completed our initial public offering or IPO in which we issued and sold 5.4 million shares of common stock and existing shareholders sold 2.7 million shares of common stock at a public offering price of $17.00 per share.  We did not receive any proceeds from the sale of common stock by the existing shareholders.  We received net proceeds of $81.9 million after deducting underwriting discounts and commissions of $6.4 million and other offering expenses of $2.9 million.

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

In January 2015, the underwriters for the Company’s follow-on offering exercised their option to purchase 0.4 million additional shares from certain shareholders of the Company of the 0.7 million available as described in the final prospectus filed with the Securities and Exchange Commission (“SEC”) in December 2014. The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

Secondary Offering

In September 2015, the Company completed a secondary offering in which its existing shareholders sold 3.7 million shares of common stock at a public offering price of $29.75 per share. The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

In October 2015, the underwriters for the Company’s secondary offering exercised their option to purchase 0.6 million additional shares from certain shareholders of the Company as described in the final prospectus filed with the SEC on September 25, 2015.  The Company did not receive any proceeds from the sale of common stock by the existing shareholders.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2016, our principal source of liquidity was $86.5 million of cash and cash equivalents.

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

Our cash flows from our investing and financing activities are influenced by the amount of funds held for clients which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore such balance changes from period to period in accordance with the timing with each payroll cycle. Funds held for clients are restricted solely for the repayment of client fund obligations.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other investment requirements for at least the next 12 months.

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2014	2015	2016
Net cash provided by operating activities	$7,199	$11,105	$32,993
Cash flows from investing activities:
Capitalized internal-use software costs	(4,349)	(4,215)	(8,391)
Purchases of property and equipment	(6,667)	(9,020)	(16,083)
Payments for acquisitions	(6,450)	(11,979)	(483)
Net change in funds held for clients	(61,356)	(173,958)	(648,403)
Net cash used in investing activities	(78,822)	(199,172)	(673,360)
Cash flows from financing activities:
Net change in client funds obligation	61,356	173,958	648,403
Principal payments on long-term debt	(1,563)	—	—
Proceeds from initial public offering, net of issuance costs	82,032	—	—
Proceeds from follow-on offering, net of issuance costs	—	18,367	—
Payments on initial public offering costs	—	(75)	—
Capital contribution	1,052	—	—
Proceeds from exercise of stock options	—	247	137
Proceeds from employee stock purchase plan	—	1,773	2,991
Taxes paid related to net share settlement of equity awards	—	(3,793)	(5,926)
Net cash provided by financing activities	142,877	190,477	645,605
Net change in cash and cash equivalents	$71,254	$2,410	$5,238

Operating Activities

Net cash provided by operating activities was $7.2 million, $11.1 million and $33.0 million for the years ended June 30, 2014, 2015 and 2016, respectively.

The increase in net cash provided by operating activities from fiscal 2015 to fiscal 2016 as well as from fiscal 2014 to fiscal 2015 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation and depreciation and amortization.

Investing Activities

Net cash used in investing activities was $78.8 million, $199.2 million and $673.4 million, for the years ended June 30, 2014, 2015 and 2016, respectively.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for client from period to period will vary substantially. Our payroll processing activities involves the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During the year ended June 30, 2016 we processed over $74 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Excluding the net change in funds held for clients, our net cash used in investing activities was $17.5 million, $25.2 million and $25.0 million, for the years ended June 30, 2014, 2015 and 2016, respectively.

The increase in net cash used in investing activities of $474.2 million from fiscal 2015 to fiscal 2016 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $474.4 million, increased purchases of property and equipment by $7.1 million and increased capitalized internal-use software costs of $4.2 million, partially offset by a $11.5 million reduction in payments for acquisitions. The increase in net cash used in investing activities of $120.4 million from fiscal 2014 to fiscal 2015 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $112.6 million, increased payments of $5.5 million to acquire certain assets of two of our resellers and increased purchases of property and equipment by $2.3 million.

Financing Activities

Net cash provided by financing activities was $142.9 million, $190.5 million and $645.6 million for the years ended June 30, 2014, 2015 and 2016, respectively.

The increase in net cash provided by financing activities of $455.1 million from fiscal 2015 to fiscal 2016 was primarily the result of a $474.4 million increase in funds held for clients, a $1.2 million increase in proceeds received as a result of employees’ purchase of shares under the employee stock purchase plan, partially offset by $18.4 million of proceeds related to the follow-on offering, net of issuance costs during fiscal 2015 and a $2.1 million increase in taxes paid related to employees’ net share settlement of equity awards. The increase in net cash provided by financing activities from fiscal 2014 to fiscal 2015 was primarily the result of a $112.6 million increase in funds held for clients, $1.8 million in proceeds received as a result of employees’ purchase of shares under the employee stock purchase plan, partially offset by $3.8 million in taxes paid related to employees’ net share settlement of equity awards and $63.7 million year-over-year decrease in proceeds received as a result of public offerings, net of offering costs.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at June 30, 2016:

	Payment Due By Fiscal Period
	Total	2017	2018-2019	2020-2021	2022 and Thereafter
Operating lease obligations	$111,361	$5,650	$14,035	$15,949	$75,727
Unconditional purchase obligations	2,848	2,002	846	—	—
	$114,209	$7,652	$14,881	$15,949	$75,727

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $6.7 million, $9.0 million and $16.1 million for the years ended June 30, 2014, 2015 and 2016, respectively, exclusive of capitalized internal-use software costs of $4.3 million, $4.2 million, and $8.4 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires a company to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. As allowed by ASU 2015-17, we adopted the new requirements as of June 30, 2016, on a prospective basis. The adoption of this standard resulted in a reclassification of deferred tax assets and liabilities to the non-current deferred tax liability in our consolidated balance sheet as of June 30, 2016.  ASU 2015-17 did not have a material impact on our consolidated balance sheet and had no impact on our consolidated results of operations or cash flows. No prior periods were retrospectively adjusted.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted as of fiscal years beginning after December 15, 2018. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and our Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2016.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2016, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2016, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)              Documents Filed with Report

(1)              Financial Statements.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2015 and 2016	F-3

Consolidated Statements of Operations for the years ended June 30, 2014, 2015 and 2016	F-4

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2014, 2015 and 2016	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2015 and 2016	F-6

Notes to Consolidated Financial Statements	F-7

(2)              Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2016

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

Signature	Title	Date

/s/ Steven R. Beauchamp	President, Chief Executive Officer (Principal Executive Officer) and Director	August 12, 2016
Steven R. Beauchamp

/s/ Peter J. McGrail	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	August 12, 2016
Peter J. McGrail

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 12, 2016
Steven I. Sarowitz

/s/ Jeffrey T. Diehl	Director	August 12, 2016
Jeffrey T. Diehl

/s/ Mark H. Mishler	Director	August 12, 2016
Mark H. Mishler

/s/ Andres D. Reiner	Director	August 12, 2016
Andres D. Reiner

/s/ Ronald V. Waters, III	Director	August 12, 2016
Ronald V. Waters, III

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2015 and 2016	F-3
Consolidated Statements of Operations for the years ended June 30, 2014, 2015 and 2016	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2014, 2015 and 2016	F-5
Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2015 and 2016	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Paylocity Holding Corporation:

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation (the Company) and subsidiary as of June 30, 2015 and 2016, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2016. We also have audited the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paylocity Holding Corporation and subsidiary as of June 30, 2015 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
August 12, 2016

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
Assets	2015	2016
Current assets:
Cash and cash equivalents	$81,258	$86,496
Accounts receivable, net	1,115	1,681
Prepaid expenses and other	4,416	7,409
Deferred income tax assets, net	775	—

Total current assets before funds held for clients	87,564	95,586
Funds held for clients	591,219	1,239,622

Total current assets	678,783	1,335,208
Long-term prepaid expenses	403	845
Capitalized internal-use software, net	7,357	11,427
Property and equipment, net	16,061	26,787
Intangible assets, net	11,941	10,419
Goodwill	6,003	6,003

Total assets	$720,548	$1,390,689

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,327	$1,621
Consideration related to acquisitions	511	—
Accrued expenses	16,430	24,979

Total current liabilities before client fund obligations	18,268	26,600
Client fund obligations	591,219	1,239,622

Total current liabilities	609,487	1,266,222
Deferred rent	2,607	4,646
Deferred income tax liabilities, net	874	249

Total liabilities	$612,968	$1,271,117

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2015 and 2016	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2015 and 2016, 50,703 and 51,132 shares issued and outstanding at June 30, 2015 and 2016, respectively	51	51
Additional paid-in capital	155,672	171,515
Accumulated deficit	(48,143)	(51,994)
Total stockholders’ equity	$107,580	$119,572
Total liabilities and stockholders’ equity	$720,548	$1,390,689

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended June 30,
	2014	2015	2016
Revenues
Recurring fees	$100,362	$142,168	$217,416
Interest income on funds held for clients	1,582	1,901	2,688

Total recurring revenues	101,944	144,069	220,104
Implementation services and other	6,743	8,629	10,597

Total revenues	108,687	152,698	230,701
Cost of revenues
Recurring revenues	37,319	46,366	66,131
Implementation services and other	17,775	24,530	31,954

Total cost of revenues	55,094	70,896	98,085

Gross profit	53,593	81,802	132,616
Operating expenses
Sales and marketing	28,276	43,035	61,832
Research and development	10,355	19,864	26,736
General and administrative	21,980	32,824	47,598

Total operating expenses	60,611	95,723	136,166

Operating loss	(7,018)	(13,921)	(3,550)
Other income (expense)	163	54	(124)

Loss before income taxes	(6,855)	(13,867)	(3,674)
Income tax expense	255	105	177

Net loss	$(7,110)	$(13,972)	$(3,851)

Net loss attributable to common stockholders	$(9,392)	$(13,972)	$(3,851)

Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.28)	$(0.08)
Diluted	$(0.26)	$(0.28)	$(0.08)

Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	36,707	50,127	50,913
Diluted	36,707	50,127	50,913

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock				Stockholders’ Equity (Deficit)
	Preferred— Series A		Preferred— Series B		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2013	9,500	$9,339	8,400	$27,234	31,988	$32	$437	$(27,061)	$(26,592)
Initial public offering, net of issuance costs	—	—	—	—	5,367	6	81,921	—	81,927
Conversion of redeemable convertible preferred stock	(9,500)	(9,339)	(8,400)	(27,234)	11,933	12	36,561	—	36,573
Capital contribution	—	—	—	—	—	—	1,052	—	1,052
Vesting of restricted shares	—	—	—	—	276	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,284	—	5,284
Net loss	—	—	—	—	—	—	—	(7,110)	(7,110)
Balances at June 30, 2014	—	$—	—	$—	49,564	$50	$125,255	$(34, 171)	$91,134
Follow-on offering, net of issuance costs	—	—	—	—	750	1	18,366	—	18,367
Stock-based compensation expense	—	—	—	—	—	—	13,824	—	13,824
Stock options exercised	—	—	—	—	452	—	4,335	—	4,335
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	120	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	83	—	1,773	—	1,773
Net settlement for taxes and/or exercise price related to equity awards	—	—	—	—	(266)	—	(7,881)	—	(7,881)
Net loss	—	—	—	—	—	—	—	(13,972)	(13,972)
Balances at June 30, 2015	—	$—	—	$—	50,703	$51	$155,672	$(48,143)	$107,580
Stock-based compensation expense	—	—	—	—	—	—	18,641	—	18,641
Stock options exercised	—	—	—	—	536	—	6,197	—	6,197
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	120	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	102	—	2,991	—	2,991
Net settlement for taxes and/or exercise price related to equity awards	—	—	—	—	(329)	—	(11,986)	—	(11,986)
Net loss	—	—	—	—	—	—	—	(3,851)	(3,851)
Balances at June 30, 2016	—	$—	—	$—	51,132	$51	$171,515	$(51,994)	$119,572

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,

	2014	2015	2016
Cash flows from operating activities:

Net loss	$(7,110)	$(13,972)	$(3,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	4,929	13,169	17,563
Depreciation and amortization	6,336	8,609	13,873
Deferred income tax expense	341	91	150
Provision for doubtful accounts	62	90	159
Loss on disposal of equipment	98	256	712
Changes in operating assets and liabilities:
Accounts receivable	(78)	(449)	(725)
Prepaid expenses	(1,132)	(1,754)	(3,270)
Trade accounts payable	465	(186)	72
Accrued expenses	3,288	5,251	8,310
Net cash provided by operating activities	7,199	11,105	32,993

Cash flows from investing activities:
Capitalized internal-use software costs	(4,349)	(4,215)	(8,391)
Purchases of property and equipment	(6,667)	(9,020)	(16,083)
Payments for acquisitions	(6,450)	(11,979)	(483)
Net change in funds held for clients	(61,356)	(173,958)	(648,403)
Net cash used in investing activities	(78,822)	(199,172)	(673,360)

Cash flows from financing activities:
Net change in client funds obligation	61,356	173,958	648,403
Principal payments on long-term debt	(1,563)	—	—
Proceeds from initial public offering, net of issuance costs	82,032	—	—
Proceeds from follow-on offering, net of issuance costs	—	18,367	—
Payments on initial public offering costs	—	(75)	—
Capital contribution	1,052	—	—
Proceeds from exercise of stock options	—	247	137
Proceeds from employee stock purchase plan	—	1,773	2,991
Taxes paid related to net share settlement of equity awards	—	(3,793)	(5,926)
Net cash provided by financing activities	142,877	190,477	645,605
Net Change in Cash and Cash Equivalents	71,254	2,410	5,238
Cash and Cash Equivalents—Beginning of Year	7,594	78,848	81,258
Cash and Cash Equivalents—End of Year	$78,848	$81,258	$86,496
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$1,162	—	$1,888
Purchase of property and equipment and internal-use software, accrued but not paid	$896	$210	$607
Unpaid initial offering costs	$75	—	—
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$106	$162	$3
Cash paid for interest	$70	—	—

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

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2014	2015	2016
Balance at the beginning of the year	$118	$126	$149
Charged to expense	62	90	159
Write-offs	(54)	(67)	(115)
Balance at the end of the year	$126	$149	$193

(e) Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist primarily of prepaid licensing fees, prepaid insurance premiums, deposits with vendors and time clocks available for sale or lease.

(f) Capitalized Internal-Use Software

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

(h) Intangible Assets, Net of Accumulated Amortization

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

(i) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  As described in Note 5, the Company has recorded goodwill in connection with the acquisitions of certain assets of BFKMS, Inc. and Synergy Payroll, LLC. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount, the two-step goodwill impairment test is required.  Otherwise no further analysis is required.

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

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2015 or fiscal 2016 as a result of the Company’s impairment tests. Given that the Company did not have recorded goodwill until its fiscal fourth quarter of 2014, no impairment tests were required to be completed for fiscal 2014.

(j) Deferred Rent

The Company has operating lease agreements for its office space, which contain provisions for future rent increases, periods of rent abatement and build-out allowances. The Company records monthly rent expense for each lease equal to the total payments due over the lease term, divided by the number of months of the lease term. Build-out allowances are recorded as part of leasehold improvements and the incentive is amortized over the lease term against depreciation. The difference between recorded rent expense and the amount paid is included in “Accrued expenses” and as “Deferred rent” in the accompanying consolidated balance sheets.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. As allowed by ASU 2015-17, the Company adopted the new requirements as of June 30, 2016, on a prospective basis. The adoption of this standard resulted in a reclassification of deferred tax assets and liabilities to the non-current deferred tax liability in the Company’s consolidated balance sheet as of June 30, 2016.  ASU 2015-17 did not have a material impact on the Company’s consolidated balance sheet and had no impact on the Company’s consolidated results of operations or cash flows. No prior periods were retrospectively adjusted.

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

(m) Cost of Revenues

Cost of revenues consists primarily of the cost of recurring revenues and implementation services which are expensed when incurred. Cost of revenues for recurring revenues consists primarily of costs to provide recurring services and support to our clients, and includes amortization of capitalized internal-use software. Cost of revenues for implementation services and other consists primarily of costs to provide implementation and other services.

(n) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $24, $187 and $219 for the years ended June 30, 2014, 2015 and 2016, respectively.

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

(r) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted as of fiscal years beginning after December 15, 2018. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

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

(3) Funds Held for Clients and Client Fund Obligations

The Company obtains funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients represent assets that are used solely for the purposes of satisfying the obligations to remit funds relating to payroll and payroll tax filing services. Funds held for clients are held in demand deposit and money market accounts at major financial institutions. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client fund obligations.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable and client fund obligations to approximate the fair value of the respective assets and liabilities at June 30, 2015 and 2016 based upon the short-term nature of the assets and liabilities.

(5) Business Combinations

The Company had agreements with two resellers. The Company, under the revenue sharing provisions of the terminated reseller agreements, paid $2,495 to BFKMS Inc. during fiscal year 2014, and $2,081 and $2,361 to Synergy Payroll, LLC during fiscal years 2014 and 2015, respectively. The reseller agreements provided that the Company was required to acquire the assets of the resellers upon termination of the agreements. The following acquisitions were accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition.

In May 2014, the Company acquired certain assets sufficient to sell the Company’s products in the Southern California marketplace upon the termination of its reseller agreement with BFKMS Inc. The total consideration paid for the acquisition was $9,435, of which $6,450 and $2,985 was paid during the years ended June 30, 2014 and 2015, respectively. The following table summarizes the fair value of the assets acquired at the date of acquisition:

At May 23, 2014
Intangible assets	$6,400
Goodwill	3,035
Total purchase price	$9,435

The $6,400 of amortizable intangible assets consists of $6,180 in client relationships and $220 in a non-solicitation agreement. Goodwill will be amortized over a period of 15 years for income tax purposes.

In April 2015, the Company acquired certain assets sufficient to sell the Company’s products in the State of New Jersey marketplace upon the termination of its reseller agreement with Synergy Payroll, LLC, as part of the Company’s strategy of simplifying its sales channels. The total consideration for the acquisition was $9,508, of which $8,994 was paid at closing. The Company paid $483 during fiscal year 2016, which was net of adjustments in accordance with the asset purchase agreement. The following table summarizes the fair value of the assets acquired at the date of acquisition:

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

(6) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2015	2016
Capitalized internal-use software	$24,733	$34,249
Accumulated amortization	(17,376)	(22,822)
Capitalized internal-use software, net	$7,357	$11,427

Amortization of capitalized internal-use software amounted to $2,195, $2,606 and $5,446 for the years ended June 30, 2014, 2015 and 2016, respectively and is included in Cost of Revenues—Recurring Revenues.

(7) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2015	2016
Office equipment	$1,875	$2,528
Computer equipment	11,783	18,139
Furniture and fixtures	2,423	4,308
Software	5,218	5,059
Leasehold improvements	6,639	11,164
Time clocks rented by clients	3,217	4,046
	31,155	45,244
Accumulated depreciation and amortization	(15,094)	(18,457)
Property and equipment, net	$16,061	$26,787

Depreciation expense amounted to $4,061, $5,084 and $6,905 for the years ended June 30, 2014, 2015 and 2016, respectively.

(8) Goodwill and Intangible Assets

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are not amortized, but rather tested for impairment at least annually in the fourth quarter.  Identifiable intangible assets acquired in business combinations are recorded based on fair value at the date of acquisition and amortized over their estimated useful lives.  See Note 5 for further information regarding the acquisitions completed in 2014 and 2015.

The Company’s amortizable intangible assets, before amortization expense, have estimated useful lives as follows:

	As of June 30, 2015	As of June 30, 2016	Weighted Average Useful Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2-3 years
Total	12,940	12,940
Accumulated amortization	(999)	(2,521)
Intangible assets, net	$11,941	$10,419

Amortization expense for acquired intangible assets was $80, $919 and $1,522 for the years ended June 30, 2014, 2015 and 2016, respectively.  Future amortization expense for acquired intangible is as follows, as of June 30, 2016:

Year ending June 30:
2017	$1,512
2018	1,427
2019	1,398
2020	1,398
2021	1,398
Thereafter	3,286
Total	$10,419

(9) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2015	2016
Accrued payroll and personnel costs	$14,275	$21,658
Current portion of deferred rent	727	504
Other	1,428	2,817
Total Accrued Expenses	$16,430	$24,979

(10) Leases

The Company primarily leases office space in Illinois, California, Florida, Idaho, New Jersey, New Hampshire and New York under non-cancellable operating leases expiring on various dates from August 2016 through March 2026. The leases provide for increasing annual base rents and oblige the Company to fund proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from December 2016 through July 2024.

In June 2016, the Company entered into a lease for approximately 310 rentable square feet of office space located in Schaumburg, Illinois. The Company intends to use the leased premises as its headquarters upon the expiration of the lease of its current headquarters. The lease provides for phased delivery and commencement dates, with commencement expected to occur on the following approximate dates:  Phase I (June 1, 2017), Phase II (Nov 1, 2017), Phase III (July 1, 2018), and Phase IV (July 1, 2019). The actual commencement dates are subject to timely delivery of the premises by the landlord. The lease provides for a term beginning on the Phase I commencement date and ending 180 full calendar months after the landlord delivers the Phase II premises to the Company, which is expected to be on or about November 1, 2017, with two subsequent five year renewal options.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and future rent increases. Rental expense for operating leases, including amortization of leasehold improvements, was $3,035, $4,238 and $5,596 for the years ended June 30, 2014, 2015 and 2016, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year), including payments for the lease of the new headquarters, as of June 30, 2016 are:

Year ending June 30:
2017	$5,650
2018	6,590
2019	7,445
2020	7,584
2021	8,365
Later years, through 2033	75,727
Total minimum lease payments	$111,361

(11) Income Taxes

(a) Income Taxes

Income tax expense for the years ended June 30, 2014, 2015 and 2016 consists of the following:

	Year ended June 30,
	2014	2015	2016
Current taxes
U.S. federal	$(125)	$—	$—
State and local	39	14	27
Deferred taxes:
U.S. federal	160	83	136
State and local	181	8	14
Total income tax expense	$255	$105	$177

(b) Tax Rate Reconciliation

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

	Year ended June 30,
	2014	2015	2016
Income tax provision at statutory federal rate	$(2,331)	$(4,716)	$(1,249)
Increase (reduction) in income taxes resulting from:
Research and development credit, net of federal income tax benefit	(189)	(276)	(504)
Non-deductible expenses	145	418	557
Change in valuation allowance	2,878	4,570	2,590
State and local income taxes, net of federal income tax benefit	(387)	(562)	(432)
Other	139	671	(785)
	$255	$105	$177

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2015 and 2016 are presented below.

	Year ended June 30,
	2015	2016
Deferred tax assets:
Deferred rent	$558	$694
Allowance for doubtful accounts	56	73
Accrued expenses	1,313	1,812
Stock-based compensation	4,671	7,367
Net operating loss carryforwards	4,332	4,498
Research and development credit	1,357	3,236
AMT Credits	11	11
Intangible assets	163	413
Total deferred tax assets	12,461	18,104
Valuation allowance	(7,448)	(10,038)
Net deferred tax assets	5,013	8,066
Deferred tax liabilities:
Research and development costs	(2,837)	(3,681)
Prepaid expenses	(208)	(91)
Depreciation	(2,067)	(4,543)
Total deferred liabilities	(5,112)	(8,315)
Net deferred tax liability	$(99)	(249)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Taxable loss for the years ended June 30, 2014, 2015 and 2016 was approximately $(3,817) and $(12,424), and $(8,330) respectively, prior to utilization or establishment of net operating loss carryforwards. Based upon the same three year period pre-tax book income, the Company is in a three-year cumulative loss position. As a result of this and other assessments in the year ended June 30, 2016, management concluded that a full valuation allowance is required for all deferred tax assets and liabilities except for deferred tax liabilities associated with indefinite-lived intangible assets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (“ASU 2015-17”), which requires all deferred income tax assets and liabilities to be classified as non-current in a classified balance sheet. As allowed by ASU 2015-17, the Company adopted the new requirements as of June 30, 2016, on a prospective basis. The adoption of this standard resulted in a reclassification of deferred tax assets and liabilities to the non-current deferred tax liability in the Company’s consolidated balance sheet as of June 30, 2016.  ASU 2015-17 did not have a material impact on the Company’s consolidated balance sheet and had no impact on the Company’s consolidated results of operations or cash flows. No prior periods were retrospectively adjusted.

At June 30, 2016, the Company has gross excess tax benefits from stock option exercises of approximately $14,969 for federal and state income tax purposes. At June 30, 2016, the Company has net operating loss carryforwards for federal income tax purposes of approximately $12,453 and state income tax purposes of approximately $4,703, both excluding the excess tax benefits from stock option exercises noted above.  The net tax impact of $5,089 and $535 for federal and state income tax purposes, respectively, related to the excess tax benefits from stock option exercises will be credited to additional paid-in capital when realized. The federal NOL carryforwards expire from 2029 to 2036.  The state NOL carryforwards expire from 2019 to 2036.  The Company also has gross federal and state research and development tax credit and other state credit carryforwards of approximately $3,236 which expire between 2017 and 2036. In addition, the Company has alternative minimum tax credit carryforwards of approximately $11, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The Company had no unrecognized tax benefits as of June 30, 2014, 2015 and 2016, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiary, files a consolidated federal income tax return. For years before 2012 (fiscal year ended June 30, 2013), the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to 2012 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

(12) Stockholders’ Equity

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

As of June 30, 2016, the Company had 10,711 shares allocated to the plans, of which 4,467 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes during the year ended June 30, 2016 in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2015	4,490
January 1, 2016 Evergreen provision increase	2,293
RSU’s granted	(774)
Options granted	(149)
Shares withheld in settlement of taxes and/or exercise price	329
Forfeitures	142
Shares removed	(87)
Available for grant at June 30, 2016	6,244

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options and the vesting of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying audited consolidated statements of operations:

	Year ended June 30,
	2014	2015	2016
Cost of revenue – recurring	$496	$1,532	$1,648
Cost of revenue – non-recurring	424	1,222	1,127
Sales and marketing	765	3,247	4,441
Research and development	615	2,533	2,789
General and administrative	2,629	4,635	7,558
Total stock-based compensation	$4,929	$13,169	$17,563

In addition, the Company capitalized $325, $655 and $1,078 of stock-based compensation costs in its internal-use software in the years ended June 30, 2014, 2015 and 2016, respectively.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended June 30:

	Year ended June 30,
	2014	2015	2016
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	29.5% - 44.5%	43.9%	34.0%
Expected term (years)	4.0 - 6.0	6.25	6.25
Risk-free interest rate	0.52% - 1.94%	1.91%	1.83%

Stock option activity during the periods indicated is as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2015	3,956	$10.96	7.63	$98,434
Options granted	149	35.28
Options forfeited	(105)	16.47
Options exercised	(536)	11.57
Balance at June 30, 2016	3,464	$11.75	6.70	$108,944
Options exercisable at June 30, 2016	2,115	$8.44	6.14	$73,530
Options vested and expected to vest at June 30, 2016	3,409	$11.59	6.68	$107,764

The weighted average grant date fair value of options granted during the years ended June 30, 2014, 2015 and 2016 was $6.39, $11.14 and $12.92, respectively. The total intrinsic value of options exercised during the years ended June 30, 2015 and 2016 was $8,802 and $13,362, respectively. There were no options exercised during the year ended June 30, 2014. At June 30, 2016, there was $2,802 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted. That cost is expected to be recognized over a weighted average period of 1.48 years.

The following table summarizes information about stock options outstanding and stock options exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
Price Range	Number of shares	Weighted average remaining contractual term	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.31 to $3.58	662	4.21	$1.55	662	$1.55
$3.59 to $5.96	862	6.14	4.88	641	4.88
$5.97 to $12.02	254	7.04	7.04	62	7.04
$12.03 to $20.90	1,240	7.72	17.00	683	17.00
$20.91 to $35.28	446	8.46	28.24	67	24.80
Total	3,464	6.70	$11.75	2,115	$8.44

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the year ended June 30, 2016:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2015	386	$24.98
RSUs granted	774	35.41
RSUs vested	(120)	26.07
RSUs cancelled/forfeited	(37)	30.37
RSU balance at June 30, 2016	1,003	$32.74
RSUs expected to vest at June 30, 2016	899	$32.59

At June 30, 2016, there was $15,818 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.14 years.

The total excess income tax benefits for stock-based compensation arrangements was $703, $5,562 and $8,228 for the years ended June 30, 2014, 2015 and 2016, respectively. The tax impact of these amounts will be recognized as a credit to additional paid-in capital when realized.

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

As of June 30, 2016, a total of 951 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. For fiscal year 2016, the Company’s board of directors determined that it would not increase the number of common shares reserved for issuance under the ESPP.

The Company issued 50 and 52 shares upon the completion of its six-month offering periods ending November 15, 2015 and May 16, 2016, respectively. The Company recorded compensation expense attributable to the ESPP of $656 and $1,069 for the years ended June 30, 2015 and 2016, respectively, which is included in the summary of stock-based compensation expense above. No such compensation expense was recorded during the year ended June 30, 2014. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2014	2015	2016
Valuation assumptions:
Expected dividend yield	N/A	0%	0%
Expected volatility	N/A	35.5 – 48.4%	44.1 – 53.4%
Expected term (years)	N/A	0.3 – 0.5	0.5
Risk-free interest rate	N/A	0.04 – 0.11%	0.11 – 0.31%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees. Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1,

2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,122, $1,656 and $2,717 for the years ended June 30, 2014, 2015 and 2016, respectively.

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

The following table presents the calculation of basic and diluted net loss per share:

	Year ended June 30,
	2014	2015	2016
Basic net loss per share:
Numerator:
Net loss	$(7,110)	$(13,972)	$(3,851)
Less: Preferred dividend rights attributable to participating securities	(2,282)	—	—
Net loss attributable to common stockholders	$(9,392)	$(13,972)	$(3,851)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic (in thousands)	36,707	50,127	50,913
Diluted (in thousands)	36,707	50,127	50,913
Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.28)	$(0.08)
Diluted	$(0.26)	$(0.28)	$(0.08)

The following table summarizes the outstanding employee stock options, restricted stock units and employee stock purchase plan shares that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30
	2014	2015	2016

Employee stock options	4,388	3,956	3,464
Restricted stock units	102	386	1,003
Employee stock purchase plan shares	—	13	15
Total	4,490	4,355	4,482

(17) Related Party Transactions

Elite Sales

The Company purchased sales leads from an entity owned by one of its stockholders in the amount of approximately $231 for the years ended June 30, 2014. The Company provided no management guidance to the entity and had no equity interest in the entity, had no obligation or intention to fund any of the entity’s operational shortfalls, and had no right to any operational surpluses generated by the entity. There were no amounts payable to this entity as of June 30, 2015 and 2016, as on October 14, 2013, the Company hired substantially all of the employees of the sales lead generation entity described above.

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

(18) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended June 30, 2015 and 2016.

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Consolidated Statements of Operations Data
Revenues	$31,109	$34,313	$47,272	$40,004
Gross profit	$15,657	$16,267	$27,990	$21,888
Operating income (loss)	$(4,896)	$(6,466)	$1,705	$(4,264)
Net income (loss)	$(4,875)	$(6,420)	$1,752	$(4,429)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$(0.13)	$0.03	$(0.09)
Diluted	$(0.10)	$(0.13)	$0.03	$(0.09)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	49,566	49,775	50,533	50,650
Diluted	49,566	49,775	52,203	50,650

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Consolidated Statements of Operations Data
Revenues	$45,108	$55,184	$70,570	$59,839
Gross profit	$24,913	$31,084	$43,361	$33,258
Operating income (loss)	$(3,417)	$(1,294)	$6,201	$(5,040)
Net income (loss)	$(3,435)	$(1,165)	$6,161	$(5,412)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.02)	$0.12	$(0.11)
Diluted	$(0.07)	$(0.02)	$0.12	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	50,744	50,890	50,962	51,058
Diluted	50,744	50,890	53,424	51,058

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	10-Q	001-36348	3.2	February 5, 2016

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2.1	Revolving Line of Credit Note, dated March 9, 2011, payable to Commerce Bank & Trust Company.	S-1	333-193661	4.5.1	January 30, 2014

4.2.2	Allonge to Revolving Line of Credit Note, dated November 27, 2013.	S-1	333-193661	4.5.2	January 30, 2014

10.1	Loan and Security Agreement by and among Commerce Bank & Trust Company and Paylocity Corporation, dated May 5, 2009.	S-1	333-193661	10.1	January 30, 2014

10.1.1	First Amendment to Loan and Security Agreement, dated March 9, 2011.	S-1	333-193661	10.1.1	January 30, 2014

10.2	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.3†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.3.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.3.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.4†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.5†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.6†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.7	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.8.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.8.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8.3	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.9†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.10†	First Amended and Restated Executive Employment Agreement between Paylocity Corporation and Peter J. McGrail, dated February 7, 2014.	10-K	001-36348	10.10	August 14, 2015

10.11†*	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.

10.12†	Executive Employment Agreement between Paylocity Corporation and Edward W. Gaty, dated August 8, 2016.	8-K	001-36348	10.1	August 9, 2016

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1	List of Subsidiaries of the Registrant.	S-1	333-193661	21.1	January 30, 2014

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 54 to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**

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

**          Furnished herewith.