Form 10-Q
period 2016-09-30
Paylocity Holding Corp
filed 2016-11-04
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,343,799 shares of Common Stock, $0.001 par value per share, as of October 28, 2016.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$86,496	$77,998
Accounts receivable, net	1,681	1,757
Prepaid expenses and other	7,409	6,432

Total current assets before funds held for clients	95,586	86,187
Funds held for clients	1,239,622	770,948

Total current assets	1,335,208	857,135
Long-term prepaid expenses	845	533
Capitalized internal-use software, net	11,427	13,052
Property and equipment, net	26,787	28,681
Intangible assets, net	10,419	10,038
Goodwill	6,003	6,003

Total assets	$1,390,689	$915,442

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,621	$2,784
Accrued expenses	24,979	18,260

Total current liabilities before client fund obligations	26,600	21,044
Client fund obligations	1,239,622	770,948

Total current liabilities	1,266,222	791,992
Deferred rent	4,646	4,476
Deferred income tax liabilities, net	249	327

Total liabilities	$1,271,117	$796,795
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2016 and September 30, 2016	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2016 and September 30, 2016; 51,132 shares issued and outstanding at June 30, 2016 and 51,332 shares issued and outstanding at September 30, 2016	51	51
Additional paid-in capital	171,515	173,158
Accumulated deficit	(51,994)	(54,562)
Total stockholders’ equity	$119,572	$118,647
Total liabilities and stockholders’ equity	$1,390,689	$915,442

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 30,
	2015	2016
Revenues:
Recurring fees	$42,363	$61,920
Interest income on funds held for clients	528	717

Total recurring revenues	42,891	62,637
Implementation services and other	2,217	2,385

Total revenues	45,108	65,022
Cost of revenues:
Recurring revenues	13,157	19,103
Implementation services and other	7,038	9,256

Total cost of revenues	20,195	28,359
Gross profit	24,913	36,663
Operating expenses:
Sales and marketing	12,450	18,011
Research and development	5,429	7,301
General and administrative	10,451	13,858

Total operating expenses	28,330	39,170
Operating loss	(3,417)	(2,507)
Other income	83	39

Loss before income taxes	(3,334)	(2,468)
Income tax expense	101	100

Net loss	$(3,435)	$(2,568)

Net loss per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

Weighted-average shares used in computing net loss per share:
Basic	50,744	51,231
Diluted	50,744	51,231

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2016	51,132	$51	$171,515	$(51,994)	$119,572
Stock-based compensation expense	—	—	6,185	—	6,185
Stock options exercised	125	—	1,669	—	1,669
Issuance of common stock upon vesting of restricted stock units	215	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(140)	—	(6,211)	—	(6,211)
Net loss	—	—	—	(2,568)	(2,568)
Balances at September 30, 2016	51,332	$51	$173,158	$(54,562)	$118,647

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended September 30,
	2015	2016
Cash flows from operating activities:

Net loss	$(3,435)	$(2,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,712	5,813
Depreciation and amortization expense	2,719	4,268
Deferred income tax expense	84	78
Provision for doubtful accounts	25	(3)
Loss on disposal of equipment	66	28
Changes in operating assets and liabilities:
Accounts receivable	(238)	(73)
Prepaid expenses	(639)	1,289
Trade accounts payable	133	85
Accrued expenses	551	(7,034)
Net cash provided by operating activities	2,978	1,883

Cash flows from investing activities:
Capitalized internal-use software costs	(2,043)	(2,887)
Purchases of property and equipment	(1,588)	(2,952)
Payments for acquisitions	(183)	—
Net change in funds held for clients	48,607	468,674
Net cash provided by investing activities	44,793	462,835

Cash flows from financing activities:
Net change in client funds obligation	(48,607)	(468,674)
Proceeds from exercise of stock options	137	—
Taxes paid related to net share settlement of equity awards	(1,868)	(4,542)
Net cash used in financing activities	(50,338)	(473,216)
Net Change in Cash and Cash Equivalents	(2,567)	(8,498)
Cash and Cash Equivalents—Beginning of Period	81,258	86,496
Cash and Cash Equivalents—End of Period	$78,691	$77,998
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$375	—
Purchase of property and equipment and capitalized internal-use software, accrued but not paid	$845	$1,781
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$16	$16

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

(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2016.

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

(e) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies the existing guidance for stock compensation specifically related to the accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted as of fiscal years beginning after December 15, 2018. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2016	$193
Charged against expense	(3)
Write-offs	(3)
Balance at September 30, 2016	$187

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2016	2016
Capitalized internal-use software	$34,249	$37,558
Accumulated amortization	(22,822)	(24,506)
Capitalized internal-use software, net	$11,427	$13,052

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $942 and $1,684 for the three months ended September 30, 2015 and 2016, respectively.

Property and equipment consist of the following:

	June 30,	September 30,
	2016	2016
Office equipment	$2,528	$2,749
Computer equipment	18,139	19,056
Furniture and fixtures	4,308	4,815
Software	5,059	5,263
Leasehold improvements	11,164	12,780
Time clocks rented by clients	4,046	4,202
	45,244	48,865
Accumulated depreciation	(18,457)	(20,184)
Property and equipment, net	$26,787	$28,681

Depreciation expense amounted to $1,397 and $2,203 for the three months ended September 30, 2015 and 2016, respectively.

Intangible assets consist of the following:

	June 30, 2016	September 30, 2016	Weighted Average Useful Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2-3 years
Total	12,940	12,940
Accumulated amortization	(2,521)	(2,902)
Intangible assets, net	$10,419	$10,038

Amortization expense for acquired intangible assets was $380 and $381 for the three months ended September 30, 2015 and 2016, respectively. Future amortization expense for acquired intangible assets is as follows, as of September 30, 2016:

Remainder of fiscal 2017	$1,131
Fiscal 2018	1,427
Fiscal 2019	1,398
Fiscal 2020	1,398
Fiscal 2021	1,398
Thereafter	3,286
Total	$10,038

The components of accrued expenses were as follows:

	June 30,	September 30,
	2016	2016
Accrued payroll and personnel costs	$21,658	$14,305
Current portion of deferred rent	504	812
Other	2,817	3,143
Total accrued expenses	$24,979	$18,260

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable and client fund obligations to approximate the fair value of the respective assets and liabilities at June 30, 2016 and September 30, 2016 based upon the short-term nature of these assets and liabilities.

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

As of September 30, 2016, the Company had 10,480 shares allocated to the plans, of which 4,855 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes during the quarter in the number of shares available for grant under our equity incentive plans:

Number of Shares
Available for grant at July 1, 2016	6,244
RSUs granted	(741)
Shares withheld in settlement of taxes and/or exercise price	140
Forfeitures	13
Shares removed	(31)
Available for grant at September 30, 2016	5,625

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended September 30,
	2015	2016
Cost of revenue — recurring	$357	$543
Cost of revenue — non-recurring	270	301
Sales and marketing	913	1,525
Research and development	569	794
General and administrative	1,603	2,650
Total stock-based compensation	$3,712	$5,813

In addition, the Company capitalized $266 and $372 of stock compensation costs in its internal use software in the three months ended September 30, 2015 and 2016, respectively.

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

There were no stock options granted during the three months ended September 30, 2016. The following table summarizes the assumptions used for estimating the fair value of stock options granted for the three months ended September 30, 2015:

Period ended September 30,
2015
Valuation assumptions:
Expected dividend yield	0%
Expected volatility	34.0%
Expected term (years)	6.25
Risk-free interest rate	1.83%

The table below presents stock option activity during the three months ended September 30, 2016:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance at July 1, 2016	3,464	$11.75	6.70	$108,944
Options forfeited	(6)	17.00
Options exercised	(125)	13.35
Balance at September 30, 2016	3,333	$11.68	6.43	$109,243
Options exercisable at September 30, 2016	2,419	$8.74	5.98	$86,434
Options vested and expected to vest at September 30, 2016	3,292	$11.54	6.41	$108,348

The weighted average grant date fair value of options granted during the three-month period ended September 30, 2015 was $12.92. The total intrinsic value of options exercised during the three-month period ended September 30, 2015 and 2016 was $2,935 and $3,891, respectively. At September 30, 2016, there was $2,128 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.39 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Compensation Committee of the Company’s Board of Directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the three months ended September 30, 2016:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2016	1,003	$32.74
RSUs granted	741	45.52
RSUs vested	(215)	31.54
RSUs cancelled/forfeited	(7)	33.64
RSU balance at September 30, 2016	1,522	$39.10
RSUs expected to vest at September 30, 2016	1,321	$38.93

At September 30, 2016, there was $39,643 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.18 years.

(b) Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during specific offering periods not to exceed twenty-seven months.  Each offering period will begin on the trading day closest to May 16 and November 16 of each year.  Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation for each purchase period, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date.  Participants may purchase up to $25 worth of common stock or 2 shares of common stock in any one year.  The ESPP is considered compensatory and results in compensation expense.

As of September 30, 2016, a total of 951 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 600, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company recorded compensation expense attributable to the ESPP of $252 and $344 for the three-month ended September 30, 2015 and 2016, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended September 30,
	2015	2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	48.4%	53.4%
Expected term (years)	0.5	0.5
Risk-free interest rate	0.11%	0.28%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1, 2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $580 and $902 for the three-month period ended September 30, 2015 and 2016, respectively.

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

	Three months ended September 30,
	2015	2016
Numerator:
Net loss	$(3,435)	$(2,568)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	50,744	51,231
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	—	—
Diluted	50,744	51,231

Net loss per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended September 30,
	2015	2016

Employee stock options	3,959	3,333
Restricted stock units	1,002	1,522
Employee stock purchase plan shares	52	51
Total	5,013	4,906

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

The Company recorded income tax expense of $101 and $100 for the three-month periods ended September 30, 2015 and 2016, respectively.  The Company’s effective tax rates for the three months ended September 30, 2015 and September 30, 2016 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration.  The Company has continued to carry the valuation allowance during fiscal 2016 and for the three months ending September 30, 2016.  As of September 30, 2016, the Company had no unrecognized tax benefits.

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

We believe there is a significant opportunity to grow our business by increasing our number of clients, and we intend to invest in our business to achieve this purpose. We market and sell our solutions primarily through our direct sales force. We have increased our sales and marketing expenses as we have added sales representatives and related sales and marketing personnel. We intend to continue to grow our sales and marketing organization across new and existing geographic territories. In addition to growing our number of clients, we intend to grow our revenue over the long term by increasing the number and quality of products that clients purchase from us. To do so, we must continue to enhance and grow the number of solutions we offer to advance our platform.

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

We believe we have the opportunity to continue to grow our business over the long term, and to do so, we have invested, and intend to continue to invest, across our entire organization. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments vary based on the rate at which we add new clients, add new personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $42.9 million for the three months ended September 30, 2015 to $62.6 million for the three months ended September 30, 2016, representing a 46% year-over-year increase. The increase in our recurring revenue growth was positively impacted by the launch in fiscal year 2016 of our Affordable Care Act (“ACA”) compliance solution, which had significant penetration beginning in the second quarter of fiscal year 2016. We expect the impact on year-over-year quarterly revenue growth of our ACA compliance solution to be highest in the first quarter of fiscal year 2017 given the timing of significant penetration, beginning in the second quarter of fiscal year 2016. Recurring revenue represented 95% and 96% of total revenue during the three months ended September 30, 2015 and 2016, respectively.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 35% and 32% for the three months ended September 30, 2015 and 2016, respectively.

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

	Three months ended September 30,
	2015	2016
	(in thousands)
Adjusted Gross Profit	$26,543	$39,300
Adjusted Recurring Gross Profit	$31,073	$45,823
Adjusted EBITDA	$3,291	$7,971

	Three months ended September 30,
	2015	2016
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$24,913	$36,663
Amortization of capitalized internal-use software costs	942	1,684
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	688	953
Adjusted Gross Profit	$26,543	$39,300

	Three months ended September 30,
	2015	2016
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$42,891	$62,637
Cost of recurring revenues	13,157	19,103
Recurring gross profit	29,734	43,534
Amortization of capitalized internal-use software costs	942	1,684
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	397	605
Adjusted Recurring Gross Profit	$31,073	$45,823

	Three months ended September 30,
	2015	2016
	(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(3,435)	$(2,568)
Income tax expense	101	100
Depreciation and amortization	2,719	4,268
EBITDA	(615)	1,800
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	3,906	6,171
Adjusted EBITDA	$3,291	$7,971

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 94% and 95% of our total revenues during the three months ended September 30, 2015 and 2016, respectively.

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

Cost of Revenues

Cost of Recurring Revenues

Cost of recurring revenues is generally expensed as incurred, and include costs to provide our payroll and other HCM solutions primarily consisting of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support, payroll tax filing and distribution of printed checks and other materials. These costs also include amortization of capitalized internal-use software costs, delivery costs and computing costs, as well as bank fees associated with client fund transfers. We expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $0.9 million and $1.7 million of capitalized internal-use software costs during the three months ended September 30, 2015 and 2016, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2015 and 2016.

	Three months ended September 30,
	2015	2016
Capitalized portion of research and development	$2,309	$3,309
Expensed portion of research and development	5,429	7,301
Total research and development	$7,738	$10,610

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

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including wages, stock-based compensation, bonuses and benefits for our administrative, finance, accounting, and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance and other corporate expenses.

We expect our general and administrative expenses to continue to increase in absolute dollars as a result of our operations as a public company. These expenses include costs associated with compliance with regulations governing public companies, costs of directors’ and officers’ liability insurance and professional services expenses.

Other Income

Other income generally consists of interest income related to interest received on our cash and cash equivalents, net of losses on disposal of property and equipment.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended September 30,
	2015	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$42,363	$61,920
Interest income on funds held for clients	528	717
Total recurring revenues	42,891	62,637
Implementation services and other	2,217	2,385
Total revenues	45,108	65,022
Cost of revenues:
Recurring revenues	13,157	19,103
Implementation services and other	7,038	9,256
Total cost of revenues	20,195	28,359
Gross profit	24,913	36,663
Operating expenses:
Sales and marketing	12,450	18,011
Research and development	5,429	7,301
General and administrative	10,451	13,858
Total operating expenses	28,330	39,170
Operating loss	(3,417)	(2,507)
Other income	83	39
Loss before income taxes	(3,334)	(2,468)
Income tax expense	101	100
Net loss	$(3,435)	$(2,568)

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three months ended September 30,
	2015	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	94%	95%
Interest income on funds held for clients	1%	1%
Total recurring revenues	95%	96%
Implementation services and other	5%	4%
Total revenues	100%	100%
Cost of revenues:
Recurring revenues	29%	29%
Implementation services and other	16%	14%
Total cost of revenues	45%	43%
Gross profit	55%	57%
Operating expenses:
Sales and marketing	28%	28%
Research and development	12%	11%
General and administrative	23%	22%
Total operating expenses	63%	61%
Operating loss	(8)%	(4)%
Other income	1%	0%
Loss before income taxes	(7)%	(4)%
Income tax expense	(1)%	0%
Net loss	(8)%	(4)%

Comparison of Three Months Ended September 30, 2015 and 2016

Revenues

	Three Months Ended September 30,		Change
	2015	2016	$	%
Recurring fees	$42,363	$61,920	$19,557	46%
Percentage of total revenues	94%	95%
Interest income on funds held for clients	528	717	189	36%
Percentage of total revenues	1%	1%
Implementation services and other	2,217	2,385	168	8%
Percentage of total revenues	5%	4%

Recurring Fees

Recurring fees for the three months ended September 30, 2016 increased by $19.6 million, or 46%, to $61.9 million from $42.4 million for the three months ended September 30, 2015. Recurring fees increased as a result of incremental revenues from new and existing clients, including revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients, which we launched in fiscal year 2016 and experienced significant penetration beginning in the second quarter of fiscal year 2016.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2016 increased by $0.2 million, or 36% to $0.7 million from $0.5 million for the three months ended September 30, 2015. Interest income increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the three months ended September 30, 2016 increased by $0.2 million, or 8%, to $2.4 million from $2.2 million for the three months ended September 30, 2015. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended September 30, 2016 in comparison to the three months ended September 30, 2015.

Cost of Revenues

	Three Months Ended September 30,		Change
	2015	2016	$	%
Cost of recurring revenues	$13,157	$19,103	$5,946	45%
Percentage of recurring revenues	31%	30%
Recurring gross margin	69%	70%
Cost of implementation services and other	7,038	9,256	2,218	32%
Percentage of implementation services and other	317%	388%
Implementation gross margin	(217)%	(288)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended September 30, 2016 increased by $5.9 million, or 45%, to $19.1 million from $13.2 million for the three months ended September 30, 2015. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $3.2 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.8 million in delivery and other processing-related fees and $0.7 million in additional capitalized internal-use software amortization expense. Recurring gross margin increased from 69% for the three months ended September 30, 2015 to 70% for the three months ended September 30, 2016, primarily due to a reduction in delivery and other processing-related fees as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended September 30, 2016 increased by $2.2 million, or 32%, to $9.3 million from $7.0 million for the three months ended September 30, 2015. Cost of implementation services and other increased primarily due to a $2.0 million increase in employee-related costs to implement our solutions for new and existing clients during the three months ended September 30, 2016.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change
	2015	2016	$	%
Sales and marketing	$12,450	$18,011	$5,561	45%
Percentage of total revenues	28%	28%

Sales and marketing expenses for the three months ended September 30, 2016 increased by $5.6 million, or 45%, to $18.0 million from $12.5 million for the three months ended September 30, 2015. The increase in sales and marketing expenses was primarily the result of $4.0 million of additional employee-related expenses incurred due to the expansion of our sales team by 38 personnel (including management, sales engineers, direct sales and sales administration), the addition of 68 sales lead generation personnel and 3 marketing personnel. The increase was also attributable to $0.6 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Three Months Ended September 30,		Change
	2015	2016	$	%
Research and development	$5,429	$7,301	$1,872	34%
Percentage of total revenues	12%	11%

Research and development for the three months ended September 30, 2016 increased by $1.9 million, or 34%, to $7.3 million from $5.4 million for the three months ended September 30, 2015. The increase in research and development expense was primarily as a result of $2.3 million in employee-related expenses related to 68 additional development personnel and $0.3 million of additional stock-based compensation costs, partially offset by higher year-over-year capitalized internal-use software costs of $0.9 million.

General and Administrative

	Three Months Ended September 30,		Change
	2015	2016	$	%
General and administrative	$10,451	$13,858	$3,407	33%
Percentage of total revenues	23%	22%

General and administrative expenses for the three months ended September 30, 2016 increased by $3.4 million, or 33%, to $13.9 million from $10.5 million for the three months ended September 30, 2015. The increase was primarily the result of $1.7 million of additional employee-related expenses related to 45 additional personnel, $1.0 million of additional stock-based compensation costs and $0.7 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income

	Three Months Ended September 30,		Change
	2015	2016	$	%
Other income	$83	$39	$(44)	(53)%
Percentage of total revenues	1%	0%

Other income for the three months ended September 30, 2016 was not materially different as compared to the three months ended September 30, 2015.

Income Tax Expense

	Three Months Ended September 30,		Change
	2015	2016	$	%
Income tax expense	$101	$100	$(1)	(1)%
Percentage of total revenues	1%	0%

Income tax expense for the three months ended September 30, 2016 was not materially different as compared to the three months ended September 30, 2015.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the three months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the SEC on August 12, 2016.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2016, our principal source of liquidity was $78.0 million of cash and cash equivalents.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data center and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and borrowing capacity to satisfy those needs.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2015	2016
Net cash provided by operating activities	$2,978	$1,883
Cash flows from investing activities:
Capitalized internal-use software costs	(2,043)	(2,887)
Purchases of property and equipment	(1,588)	(2,952)
Payments for acquisitions	(183)	—
Net change in funds held for clients	48,607	468,674
Net cash provided by investing activities	44,793	462,835
Cash flows from financing activities:
Net change in client funds obligation	(48,607)	(468,674)
Proceeds from exercise of stock options	137	—
Taxes paid related to net share settlement of equity awards	(1,868)	(4,542)
Net cash used in financing activities	(50,338)	(473,216)
Net change in cash and cash equivalents	$(2,567)	$(8,498)

Operating Activities

Net cash provided by operating activities was $1.9 million for the three months ended September 30, 2016 as compared to $3.0 million for the three months ended September 30, 2015. The decrease in net cash provided by operating activities from the three months ended September 30, 2015 to the three months ended September 30, 2016 was primarily due to downward fluctuations in operating assets and liabilities, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation and depreciation and amortization.

Investing Activities

Net cash provided by investing activities was $462.8 million for the three months ended September 30, 2016 as compared to $44.8 million for the three months ended September 30, 2015.

Changes in net cash provided by investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially. Our payroll processing activities involve the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During fiscal 2016 we processed over $74 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Excluding the net change in funds held for clients, our net cash used in investing activities was $5.8 million for the three months ended September 30, 2016 as compared to $3.8 million for the three months ended September 30, 2015. The increase in net cash used in investing activities was primarily due to increased purchases of property and equipment and higher capitalized internal-use software costs.

Financing Activities

Net cash used in financing activities was $473.2 million for the three months ended September 30, 2016 as compared to $50.3 million for the three months ended September 30, 2015. The change in cash used in financing activities was primarily the result of the decrease in client fund obligations and higher taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2016:

	Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$111,278	$6,316	$14,800	$16,142	$74,020
Unconditional purchase obligations	2,257	1,644	613	—	—
	$113,535	$7,960	$15,413	$16,142	$74,020

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $1.6 million and $3.0 million for the three months ended September 30, 2015 and 2016, respectively, exclusive of capitalized internal-use software costs of $2.0 million and $2.9 million for the same periods, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred net losses from time to time. We incurred net losses of $7,110,000, $13,972,000 and $3,851,000 in fiscal 2014, fiscal 2015 and fiscal 2016, respectively, and incurred a loss of $2,568,000 in the first quarter of fiscal 2017. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

As of October 28, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 50.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of October 28, 2016, we had an aggregate of 51,343,799 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

On December 17, 2014, we completed a follow-on offering of 4,960,000 shares of common stock at a price of $26.25 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200448) which was declared effective by the SEC on December 11, 2014. There have been no material changes in the planned use of proceeds from the follow-on as described in the final prospectus filed with the SEC pursuant to Rule 424(b) on December 12, 2014.

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

3.2

Amended and Restated Bylaws of Paylocity Holding Corporation. (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (File No. 001-36348)).

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

PAYLOCITY HOLDING CORPORATION

Date: November 4, 2016	By:	/S/ Steven R. Beauchamp
	Name:	Steven R. Beauchamp
	Title:	President and Chief Executive Officer

Date: November 4, 2016	By:	/S/ Peter J. McGrail
	Name:	Peter J. McGrail
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2

Amended and Restated Bylaws of Paylocity Holding Corporation. (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (File No. 001-36348)).

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