Form 10-Q
period 2016-12-31
Paylocity Holding Corp
filed 2017-02-03
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,437,392 shares of Common Stock, $0.001 par value per share, as of January 27, 2017.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2016

PART I

FINANCIAL INFORMATION

Item  1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$86,496	$82,257
Accounts receivable, net	1,681	2,067
Prepaid expenses and other	7,409	11,291

Total current assets before funds held for clients	95,586	95,615
Funds held for clients	1,239,622	1,092,471

Total current assets	1,335,208	1,188,086
Long-term prepaid expenses	845	618
Capitalized internal-use software, net	11,427	14,944
Property and equipment, net	26,787	33,633
Intangible assets, net	10,419	9,657
Goodwill	6,003	6,003

Total assets	$1,390,689	$1,252,941

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,621	$3,134
Accrued expenses	24,979	22,096

Total current liabilities before client fund obligations	26,600	25,230
Client fund obligations	1,239,622	1,092,471

Total current liabilities	1,266,222	1,117,701
Deferred rent	4,646	9,548
Deferred income tax liabilities, net	249	351

Total liabilities	$1,271,117	$1,127,600
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2016	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2016 and December 31, 2016; 51,132 shares issued and outstanding at June 30, 2016 and 51,430 shares issued and outstanding at December 31, 2016	51	51
Additional paid-in capital	171,515	181,523
Accumulated deficit	(51,994)	(56,233)
Total stockholders’ equity	$119,572	$125,341
Total liabilities and stockholders’ equity	$1,390,689	$1,252,941

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
Revenues:
Recurring fees	$51,732	$65,347	$94,095	$127,267
Interest income on funds held for clients	615	731	1,143	1,448

Total recurring revenues	52,347	66,078	95,238	128,715
Implementation services and other	2,837	2,576	5,054	4,961

Total revenues	55,184	68,654	100,292	133,676
Cost of revenues:
Recurring revenues	16,125	20,716	29,282	39,819
Implementation services and other	7,975	9,667	15,013	18,923

Total cost of revenues	24,100	30,383	44,295	58,742
Gross profit	31,084	38,271	55,997	74,934
Operating expenses:
Sales and marketing	14,340	17,735	26,790	35,746
Research and development	6,799	7,222	12,228	14,523
General and administrative	11,239	14,957	21,690	28,815

Total operating expenses	32,378	39,914	60,708	79,084
Operating loss	(1,294)	(1,643)	(4,711)	(4,150)
Other income	214	4	297	43

Loss before income taxes	(1,080)	(1,639)	(4,414)	(4,107)
Income tax expense	85	32	186	132

Net loss	$(1,165)	$(1,671)	$(4,600)	$(4,239)

Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.08)

Weighted-average shares used in computing net loss per share:
Basic	50,890	51,384	50,817	51,308
Diluted	50,890	51,384	50,817	51,308

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2016	51,132	$51	$171,515	$(51,994)	$119,572
Stock-based compensation expense	—	—	13,320	—	13,320
Stock options exercised	191	—	2,633	—	2,633
Issuance of common stock upon vesting of restricted stock units	222	—	—	—	—
Issuance of common stock under employee stock purchase plan	64	—	1,823	—	1,823
Net settlement for taxes and/or exercise price related to equity awards	(179)	—	(7,768)	—	(7,768)
Net loss	—	—	—	(4,239)	(4,239)
Balances at December 31, 2016	51,430	$51	$181,523	$(56,233)	$125,341

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2015	2016

Cash flows from operating activities:

Net loss	$(4,600)	$(4,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,492	12,448
Depreciation and amortization expense	6,155	9,103
Deferred income tax expense	151	102
Provision for doubtful accounts	75	60
Loss on disposal of equipment	168	97
Changes in operating assets and liabilities:
Accounts receivable	(428)	(446)
Prepaid expenses and other	(891)	845
Accounts payable	653	46
Accrued expenses	1,039	(2,626)
Net cash provided by operating activities	10,814	15,390

Cash flows from investing activities:
Capitalized internal-use software costs	(3,775)	(6,279)
Purchases of property and equipment	(6,865)	(10,038)
Payments for acquisitions	(183)	—
Net change in funds held for clients	(291,918)	147,151
Net cash provided by (used in) investing activities	(302,741)	130,834

Cash flows from financing activities:
Net change in client funds obligation	291,918	(147,151)
Proceeds from exercise of stock options	137	—
Proceeds from employee stock purchase plan	1,403	1,823
Taxes paid related to net share settlement of equity awards	(3,765)	(5,135)
Net cash provided by (used in) financing activities	289,693	(150,463)
Net Change in Cash and Cash Equivalents	(2,234)	(4,239)
Cash and Cash Equivalents—Beginning of Period	81,258	86,496
Cash and Cash Equivalents—End of Period	$79,024	$82,257
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$55	$—
Unpaid follow-on offering costs included in accrued expenses	$152	$—
Purchase of property and equipment, accrued but not paid	$1,531	$2,172
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$22	$26

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2016.

(c)  Income Taxes

Differences in the normal relationship between the income tax expense and pre‑tax loss materially result from the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

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

(e)  Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016, May 2016 and December 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or cumulative effect transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the adoption method and timing of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies the existing guidance for stock compensation specifically related to the accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and is evaluating the timing of adoption.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2016	$193
Charged to expense	60
Write-offs	(9)
Balance at December 31, 2016	$244

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	December 31,
	2016	2016
Capitalized internal-use software	$34,249	$41,400
Accumulated amortization	(22,822)	(26,456)
Capitalized internal-use software, net	$11,427	$14,944

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $1,423 and $1,950 for the three months ended December 31, 2015 and 2016, respectively, and $2,365 and $3,634 for the six months ended December 31, 2015 and 2016, respectively.

Property and equipment, net consist of the following:

	June 30,	December 31,
	2016	2016
Office equipment	$2,528	$3,538
Computer equipment	18,139	22,882
Furniture and fixtures	4,308	5,490
Software	5,059	5,581
Leasehold improvements	11,164	13,895
Time clocks rented by clients	4,046	4,349
	45,244	55,735
Accumulated depreciation	(18,457)	(22,102)
Property and equipment, net	$26,787	$33,633

Depreciation expense amounted to $1,632 and $2,504 for the three months ended December 31, 2015 and 2016, respectively, and $3,029 and $4,707 for the six months ended December 31, 2015 and 2016, respectively.

Intangible assets, net consist of the following:

			Weighted
			Average
	June 30,	December 31,	Useful
	2016	2016	Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2 - 3 years
Total	12,940	12,940
Accumulated amortization	(2,521)	(3,283)
Intangible assets, net	$10,419	$9,657

Amortization expense for acquired intangible assets was $381 for both of the three months ended December 31, 2015 and 2016 and $761 and $762 for the six months ended December 31, 2015 and 2016, respectively.

Future amortization expense for acquired intangible assets is as follows, as of December 31, 2016:

Remainder of fiscal 2017	$750
Fiscal 2018	1,427
Fiscal 2019	1,398
Fiscal 2020	1,398
Fiscal 2021	1,398
Thereafter	3,286
Total	$9,657

The components of accrued expenses were as follows:

	June 30,	December 31,
	2016	2016
Accrued payroll and personnel costs	$21,658	$18,795
Current portion of deferred rent	504	243
Other	2,817	3,058
Total accrued expenses	$24,979	$22,096

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable and client fund obligations to approximate the fair value of the respective assets and liabilities at June 30, 2016 and December 31, 2016 based upon the short-term nature of these assets and liabilities.

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

As of December 31, 2016, the Company had 10,439 shares allocated to the plans, of which 4,763 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under our equity incentive plans during the six months ended December 31, 2016:

Number of Shares
Available for grant at July 1, 2016	6,244
RSUs granted	(746)
Shares withheld in settlement of taxes and/or exercise price	179
Forfeitures	37
Shares removed	(38)
Available for grant at December 31, 2016	5,676

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended December 31,		Six months ended December 31,
	2015	2016	2015	2016
Cost of revenue – recurring	$448	$593	$805	$1,136
Cost of revenue – non-recurring	304	367	574	668
Sales and marketing	1,205	1,683	2,118	3,208
Research and development	815	870	1,384	1,664
General and administrative	2,008	3,122	3,611	5,772
Total stock-based compensation expense	$4,780	$6,635	$8,492	$12,448

In addition, the Company capitalized $276 and $500 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2015 and 2016, respectively, and $542 and $872 in the six months ended December 31, 2015 and 2016, respectively.

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

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield.  The risk-free interest rate assumption is based upon observed interest rates for U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. As the Company has a limited history of trading as a public company, the Company utilizes the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Therefore, the expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumed no dividend yield because it does not expect to pay dividends in the near future, which is consistent with the Company’s history of not paying dividends.

There were no stock options granted during the six months ended December 31, 2016. The following table summarizes the assumptions used for estimating the fair value of stock options granted for the six months ended December 31, 2015:

Period ended
December 31,
2015
Valuation assumptions:
Expected dividend yield	0%
Expected volatility	34.0%
Expected term (years)	6.25
Risk-free interest rate	1.83%

The table below presents stock option activity during the six months ended December 31, 2016:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2016	3,464	$11.75	6.70	$108,944
Options forfeited	(11)	17.00
Options exercised	(191)	13.81
Balance at December 31, 2016	3,262	$11.61	6.17	$60,783
Options exercisable at December 31, 2016	2,354	$8.57	5.70	$50,648
Options vested and expected to vest at December 31, 2016	3,235	$11.50	6.16	$60,578

There were no stock options granted during the three months ended December 31, 2015 and 2016 or the six months ended December 31, 2016. The weighted average grant date fair value of options granted during the six months ended December 31, 2015 was $12.92. The total intrinsic value of options exercised was $4,653 and $1,648 during the three months ended December 31, 2015 and 2016, respectively, and $7,588 and $5,539 during the six months ended December 31, 2015 and 2016, respectively.  At December 31, 2016, there was $1,552 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.33 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the six months ended December 31, 2016:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2016	1,003	$32.74
RSUs granted	746	$45.45
RSUs vested	(222)	$31.86
RSUs forfeited	(26)	$38.48
RSU balance at December 31, 2016	1,501	$39.06
RSUs expected to vest at December 31, 2016	1,318	$38.88

At December 31, 2016, there was $33,624 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.03 years.

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

As of December 31, 2016, a total of 888 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 600, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company issued 64 shares upon the completion of its six-month offering period ending November 15, 2016. The Company recorded compensation expense attributable to the ESPP of $256 and $319 for the three months ended December 31, 2015 and 2016, respectively, and $508 and $663 for the six months ended December 31, 2015 and 2016, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended
	December 31,
	2015	2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	44.1 - 48.4%	38.9 - 53.4%
Expected term (years)	0.5	0.5
Risk‑free interest rate	0.11 - 0.31%	0.28 - 0.61%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1, 2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $536 and $775 for the three months ended December 31, 2015 and 2016, respectively, and were $1,116 and $1,677 for the six months ended December 31, 2015 and 2016, respectively.

(6)  Net Loss Per Share

Basic net loss per common share is computed using the weighted‑average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted‑average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date. The following table presents the calculation of basic and diluted net loss per share:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
Numerator:
Net loss	$(1,165)	$(1,671)	$(4,600)	$(4,239)

Denominator:
Weighted-average shares used in computing net loss per share:
Basic	50,890	51,384	50,817	51,308
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	—	—	—	—
Diluted	50,890	51,384	50,817	51,308

Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.08)

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016

Employee stock options	3,773	3,262	3,773	3,262
Restricted stock units	989	1,501	989	1,501
Employee stock purchase plan shares	13	21	13	21
Total	4,775	4,784	4,775	4,784

(7)  Income Taxes

The Company’s quarterly provision for income taxes is based on the discrete effective tax rate method. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The Company recorded income tax expense of $85 and $32 for the three months ended December 31, 2015 and 2016 respectively, and $186 and $132 for the six months ended December 31, 2015 and 2016, respectively. The Company’s effective tax rates for the three and six months ended December 31, 2015 and 2016 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company has continued to carry the valuation allowance during fiscal 2016 and for the six months ended December 31, 2016. As of December 31, 2016, the Company had no unrecognized tax benefits.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $52.3 million for the three months ended December 31, 2015 to $66.1 million for the three months ended December 31, 2016, representing a 26% year-over-year increase. Recurring revenue increased from $95.2 million for the six months ended December 31, 2015 to $128.7 million for the six months ended December 31, 2016, representing a 35% year-over-year increase. Recurring revenue represented 95% and 96% of total revenue during both the three months and six months ended December 31, 2015 and 2016, respectively. Recurring revenue was positively impacted by the launch in fiscal 2016 of our Affordable Care Act (“ACA”) compliance solution, which had significant penetration beginning in the second quarter of fiscal 2016. We expect the impact on year-over-year quarterly revenue growth of our ACA compliance solution to be highest in the first quarter of fiscal 2017 given the timing of significant penetration beginning in the second quarter of fiscal 2016.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 42% and 36% for the three months ended December 31, 2015 and 2016, respectively, and 39% and 34% for the six months ended December 31, 2015 and 2016, respectively.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Adjusted Gross Profit	$33,279	$41,194	$59,822	$80,494
Adjusted Recurring Gross Profit	$38,106	$47,912	$69,179	$93,735
Adjusted EBITDA	$7,236	$9,870	$10,527	$17,841

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$31,084	$38,271	$55,997	$74,934
Amortization of capitalized internal-use software costs	1,423	1,950	2,365	3,634
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	772	973	1,460	1,926
Adjusted Gross Profit	$33,279	$41,194	$59,822	$80,494

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$52,347	$66,078	$95,238	$128,715
Cost of recurring revenues	16,125	20,716	29,282	39,819
Recurring gross profit	36,222	45,362	65,956	88,896
Amortization of capitalized internal-use software costs	1,423	1,950	2,365	3,634
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	461	600	858	1,205
Adjusted Recurring Gross Profit	$38,106	$47,912	$69,179	$93,735

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(1,165)	$(1,671)	$(4,600)	$(4,239)
Income tax expense	85	32	186	132
Depreciation and amortization expense	3,436	4,835	6,155	9,103
EBITDA	2,356	3,196	1,741	4,996
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,880	6,674	8,786	12,845
Adjusted EBITDA	$7,236	$9,870	$10,527	$17,841

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 94% and 95% of our total revenues during both the three and six months ended December 31, 2015 and 2016, respectively.

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

Cost of Revenues

Cost of Recurring Revenues

Cost of recurring revenues is generally expensed as incurred, and includes costs to provide our payroll and other HCM solutions primarily consisting of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support, payroll tax filing and distribution of printed checks and other materials. These costs also include amortization of capitalized internal-use software costs, delivery costs and computing costs, as well as bank fees associated with client fund transfers. We expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $1.4 million and $2.0 million of capitalized internal-use software costs during the three months ended December 31, 2015 and 2016, respectively, and $2.4 million and $3.6 million of capitalized internal-use software costs during the six months ended December 31, 2015 and 2016, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2015 and 2016.

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
Capitalized portion of research and development	$2,008	$3,842	$4,317	$7,151
Expensed portion of research and development	6,799	7,222	12,228	14,523
Total research and development	$8,807	$11,064	$16,545	$21,674

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$51,732	$65,347	$94,095	$127,267
Interest income on funds held for clients	615	731	1,143	1,448
Total recurring revenues	52,347	66,078	95,238	128,715
Implementation services and other	2,837	2,576	5,054	4,961
Total revenues	55,184	68,654	100,292	133,676
Cost of revenues:
Recurring revenues	16,125	20,716	29,282	39,819
Implementation services and other	7,975	9,667	15,013	18,923
Total cost of revenues	24,100	30,383	44,295	58,742
Gross profit	31,084	38,271	55,997	74,934
Operating expenses:
Sales and marketing	14,340	17,735	26,790	35,746
Research and development	6,799	7,222	12,228	14,523
General and administrative	11,239	14,957	21,690	28,815
Total operating expenses	32,378	39,914	60,708	79,084
Operating loss	(1,294)	(1,643)	(4,711)	(4,150)
Other income	214	4	297	43
Loss before income taxes	(1,080)	(1,639)	(4,414)	(4,107)
Income tax expense	85	32	186	132
Net loss	$(1,165)	$(1,671)	$(4,600)	$(4,239)

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2016	2015	2016

Consolidated Statements of Operations Data:
Revenues:
Recurring fees	94%	95%	94%	95%
Interest income on funds held for clients	1%	1%	1%	1%
Total recurring revenues	95%	96%	95%	96%
Implementation services and other	5%	4%	5%	4%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	29%	30%	29%	30%
Implementation services and other	15%	14%	15%	14%
Total costs of revenues	44%	44%	44%	44%
Gross profit	56%	56%	56%	56%
Operating expenses:
Sales and marketing	26%	26%	27%	26%
Research and development	12%	10%	12%	11%
General and administrative	20%	22%	22%	22%
Total operating expenses	58%	58%	61%	59%
Operating loss	(2)%	(2)%	(5)%	(3)%
Other income	0%	0%	0%	0%
Loss before income taxes	(2)%	(2)%	(5)%	(3)%
Income tax expense	0%	0%	0%	0%
Net loss	(2)%	(2)%	(5)%	(3)%

Comparison of Three Months Ended December 31, 2015 and 2016

Revenues

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
Recurring fees	$51,732	$65,347	$13,615	26%
Percentage of total revenues	94%	95%
Interest income on funds held for clients	$615	$731	$116	19%
Percentage of total revenues	1%	1%
Implementation services and other	$2,837	$2,576	$(261)	(9)%
Percentage of total revenues	5%	4%

Recurring Fees

Recurring fees for the three months ended December 31, 2016 increased by $13.6 million, or 26%, to $65.3 million from $51.7 million for the three months ended December 31, 2015. Recurring fees increased as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2016 increased by $0.1 million, or 19% to $0.7 million from $0.6 million for the three months ended December 31, 2015. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the three months ended December 31, 2016 decreased by $0.3 million, or 9%, to $2.6 million from $2.8 million for the three months ended December 31, 2015. Implementation services and other revenue decreased during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 primarily due to higher levels of new client implementations during the second quarter of fiscal 2016 as some of the new clients elected to implement our services prior to the calendar year-end in order to prepare for first-time ACA compliance.

Cost of Revenues

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
Cost of recurring revenues	$16,125	$20,716	$4,591	28%
Percentage of recurring revenues	31%	31%
Recurring gross margin	69%	69%
Cost of implementation services and other	$7,975	$9,667	$1,692	21%
Percentage of implementation services and other	281%	375%
Implementation gross margin	(181)%	(275)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended December 31, 2016 increased by $4.6 million, or 28%, to $20.7 million from $16.1 million for the three months ended December 31, 2015. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $2.7 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.2 million in delivery and other processing-related fees. Recurring gross margin remained consistent at 69% for each of the three months ended December 31, 2015 and 2016.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended December 31, 2016 increased by $1.7 million, or 21%, to $9.7 million from $8.0 million for the three months ended December 31, 2015. Cost of implementation services and other increased primarily due to a $1.5 million increase in employee-related costs to implement our solutions for new and existing clients during the three months ended December 31, 2016.

Operating Expenses

Sales and Marketing

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
Sales and marketing	$14,340	$17,735	$3,395	24%
Percentage of total revenues	26%	26%

Sales and marketing expenses for the three months ended December 31, 2016 increased by $3.4 million, or 24%, to $17.7 million from $14.3 million for the three months ended December 31, 2015. The increase in sales and marketing expenses was primarily the result of $2.7 million of additional employee-related expenses incurred due to the expansion of our sales team by 128 personnel, including management, sales engineers, direct sales, sales administration and sales lead generation personnel. The increase was also attributable to $0.5 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
Research and development	$6,799	$7,222	$423	6%
Percentage of total revenues	12%	10%

Research and development for the three months ended December 31, 2016 increased by $0.4 million, or 6%, to $7.2 million from $6.8 million for the three months ended December 31, 2015. The increase in research and development expense was primarily as a result of $1.9 million in employee-related expenses related to 62 additional development personnel and $0.3 million of additional stock-based compensation costs, partially offset by higher year-over-year capitalized internal-use software costs of $1.8 million.

General and Administrative

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
General and administrative	$11,239	$14,957	$3,718	33%
Percentage of total revenues	20%	22%

General and administrative expenses for the three months ended December 31, 2016 increased by $3.7 million, or 33%, to $15.0 million from $11.2 million for the three months ended December 31, 2015. The increase was primarily the result of $1.0 million of additional employee-related expenses related to 35 additional personnel, $1.1 million of additional stock-based compensation costs and $1.0 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
Other income	$214	$4	$(210)	(98)%
Percentage of total revenues	0%	0%

Other income for the three months ended December 31, 2016 was not materially different as compared to the three months ended December 31, 2015.

Income Tax Expense

	Three Months Ended
	December 31,		Change
	2015	2016	$	%
Income tax expense	$85	$32	$(53)	(62)%
Percentage of total revenues	0%	0%

Income tax expense for the three months ended December 31, 2016 was not materially different as compared to the three months ended December 31, 2015.

Comparison of Six Months Ended December 31, 2015 and 2016

Revenues

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
Recurring fees	$94,095	$127,267	$33,172	35%
Percentage of total revenues	94%	95%
Interest income on funds held for clients	$1,143	$1,448	$305	27%
Percentage of total revenues	1%	1%
Implementation services and other	$5,054	$4,961	$(93)	(2)%
Percentage of total revenues	5%	4%

Recurring Fees

Recurring fees for the six months ended December 31, 2016 increased by $33.2 million, or 35%, to $127.3 million from $94.1 million for the six months ended December 31, 2015. Recurring fees increased as a result of incremental revenues from new and existing clients, including revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients, which we launched in fiscal year 2016 and experienced significant penetration beginning in the second quarter of fiscal 2016.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2016 increased by $0.3 million, or 27% to $1.4 million from $1.1 million for the six months ended December 31, 2015. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the six months ended December 31, 2016 decreased by $0.1 million, or 2%, to $5.0 million from $5.1 million for the six months ended December 31, 2015. Implementation services and other revenue decreased during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 primarily due to higher levels of new client implementations during the second quarter of fiscal 2016 as some of the new clients elected to implement our services prior to the calendar year-end in order to prepare for first-time ACA compliance.

Cost of Revenues

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
Cost of recurring revenues	$29,282	$39,819	$10,537	36%
Percentage of recurring revenues	31%	31%
Recurring gross margin	69%	69%
Cost of implementation services and other	$15,013	$18,923	$3,910	26%
Percentage of implementation services and other	297%	381%
Implementation gross margin	(197)%	(281)%

Cost of Recurring Revenues

Cost of recurring revenues for the six months ended December 31, 2016 increased by $10.5 million, or 36%, to $39.8 million from $29.3 million for the six months ended December 31, 2015. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $5.9 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $3.0 million in delivery and other processing-related fees and $1.3 million in additional capitalized internal-use software amortization expense. Recurring gross margin remained consistent at 69% for the six months ended December 31, 2015 and 2016.

Cost of Implementation Services and Other

Cost of implementation services and other for the six months ended December 31, 2016 increased by $3.9 million, or 26%, to $18.9 million from $15.0 million for the six months ended December 31, 2015. Cost of implementation services and other increased primarily due to a $3.5 million increase in employee-related costs to implement our solutions for new and existing clients during the six months ended December 31, 2016.

Operating Expenses

Sales and Marketing

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
Sales and marketing	$26,790	$35,746	$8,956	33%
Percentage of total revenues	27%	26%

Sales and marketing expenses for the six months ended December 31, 2016 increased by $9.0 million, or 33%, to $35.7 million from $26.8 million for the six months ended December 31, 2015. The increase in sales and marketing expenses was primarily the result of $6.1 million of additional employee-related expenses incurred due to the expansion of our sales team by 128 personnel, including management, sales engineers, direct sales, sales administration and sales lead generation personnel. The increase was also attributable to $1.1 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
Research and development	$12,228	$14,523	$2,295	19%
Percentage of total revenues	12%	11%

Research and development for the six months ended December 31, 2016 increased by $2.3 million, or 19%, to $14.5 million from $12.2 million for the six months ended December 31, 2015. The increase in research and development expense was primarily as a result of $4.2 million in employee-related expenses related to 62 additional development personnel and $0.6 million of additional stock-based compensation costs, partially offset by higher year-over-year capitalized internal-use software costs of $2.6 million.

General and Administrative

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
General and administrative	$21,690	$28,815	$7,125	33%
Percentage of total revenues	22%	22%

General and administrative expenses for the six months ended December 31, 2016 increased by $7.1 million, or 33%, to $28.8 million from $21.7 million for the six months ended December 31, 2015. The increase was primarily the result of $2.7 million of additional employee-related expenses related to 35 additional personnel, $2.2 million of additional stock-based compensation costs and $1.7 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
Other income	$297	$43	$(254)	(86)%
Percentage of total revenues	0%	0%

Other income for the six months ended December 31, 2016 was not materially different as compared to the six months ended December 31, 2015.

Income Tax Expense

	Six Months Ended
	December 31,		Change
	2015	2016	$	%
Income tax expense	$186	$132	$(54)	(29)%
Percentage of total revenues	0%	0%

Income tax expense for the six months ended December 31, 2016 was not materially different as compared to the six months ended December 31, 2015.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the six months ended December 31, 2016, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the SEC on August 12, 2016.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2016, our principal source of liquidity was $82.3 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2015	2016
Net cash provided by operating activities	$10,814	$15,390
Cash flows from investing activities:
Capitalized internal-use software costs	(3,775)	(6,279)
Purchases of property and equipment	(6,865)	(10,038)
Payments for acquisitions	(183)	—
Net change in funds held for clients	(291,918)	147,151
Net cash provided by (used in) investing activities	(302,741)	130,834
Cash flows from financing activities:
Net change in client funds obligation	291,918	(147,151)
Proceeds from exercise of stock options	137	—
Proceeds from employee stock purchase plan	1,403	1,823
Taxes paid related to net share settlement of equity awards	(3,765)	(5,135)
Net cash provided by (used in) financing activities	289,693	(150,463)
Net change in cash and cash equivalents	$(2,234)	$(4,239)

Operating Activities

Net cash provided by operating activities was $15.4 million for the six months ended December 31, 2016 as compared to $10.8 million for the six months ended December 31, 2015. The increase in net cash provided by operating activities from the six months ended December 31, 2015 to the six months ended December 31, 2016 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense and depreciation and amortization expense, partially offset by downward fluctuations in operating assets and liabilities.

Investing Activities

Net cash provided by (used in) investing activities was $130.8 million for the six months ended December 31, 2016 as compared to $(302.7) million for the six months ended December 31, 2015.

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

Excluding the net change in funds held for clients, our net cash used in investing activities was $16.3 million for the six months ended December 31, 2016 as compared to $10.8 million for the six months ended December 31, 2015. The change in net cash used in investing activities was primarily due to increased purchases of property and equipment and higher capitalized internal-use software costs.

Financing Activities

Net cash provided by (used in) in financing activities was $(150.5) million for the six months ended December 31, 2016 as compared to $289.7 million for the six months ended December 31, 2015. Excluding the net change in client fund obligations, net cash used in financing activities was $3.3 million for the six months ended December 31, 2016 as compared to $2.2 million for the six months ended December 31, 2015. The change in cash used in financing activities, excluding the net change in funds held for clients, was primarily the result of higher taxes paid related to net share settlement of equity awards, partially offset by higher proceeds received from our employee stock purchase plan.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2016:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$111,139	$6,746	$15,560	$16,609	$72,224
Unconditional purchase obligations	2,828	1,635	1,193	—	—
	$113,967	$8,381	$16,753	$16,609	$72,224

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $6.9 million and $10.0 million for the six months ended December 31, 2015 and 2016, respectively, exclusive of capitalized internal-use software costs of $3.8 million and $6.3 million for the same periods, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred net losses from time to time. We incurred net losses of $7,110,000, $13,972,000 and $3,851,000 in fiscal 2014, fiscal 2015 and fiscal 2016, respectively, and incurred a loss of $4,239,000 in the first two quarters of fiscal 2017. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses that we had not incurred as a private company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses for the foreseeable future.

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

In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	The extent to which our products achieve or maintain market acceptance;

•	Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;

•	Competitive pressures and the introduction of enhanced products and services from competitors;

•	Changes in client budgets and procurement policies;

•	The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;

•	The number of our clients’ employees;

•	Timing of recognition of revenues and expenses;

•	Client renewal rates;

•	Seasonality in our business;

•	Technical difficulties with our products or interruptions in our services;

•	Our ability to hire and retain qualified personnel;

•	A repeal of or changes to the laws and regulations related to the products and services which we offer;

•	Changes in accounting principles; and

•	Unforeseen legal expenses, including litigation and settlement costs.

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

Our solutions are affected by changes in tax, benefit and other laws and regulations and generally must be updated regularly to maintain their accuracy and competitiveness. Although we believe our SaaS platform provides us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. Failure to do so could have an adverse effect on the functionality and market acceptance of our solutions. Changes in tax, benefit and other laws and regulations could require us to make significant modifications to our products or delay or cease sales of certain products, which could result in reduced revenues or revenue growth and our incurring substantial expenses and write-offs.

Our business may be adversely impacted if the Patient Protection and Affordable Care Act (the “ACA”) is repealed in its entirety or certain aspects of the ACA are repealed or changed as a result of recent political changes.

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. The recent Presidential and Congressional elections may result in additional or successful efforts to repeal, modify or delay implementation of all or certain aspects of the ACA. Generally, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification or delay could adversely impact our existing and future business and operating results. For example, any such repeal, modification or delay could negatively impact the revenue we currently generate from our ACA Enhanced or ACA Essential products, overall gross margins, and require us to write-down capitalized internal-use software development costs related to ACA products. While we expect continued challenges to the ACA, at this time we are unable to more precisely predict the full impact of any repeal, modification or delay in the implementation of the ACA.

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

As of January 27, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 49.8% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of January 27, 2017, we had an aggregate of 51,437,392 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel have been required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and will continue to incur significant expenses as well as devote substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Although we have hired additional employees to comply with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with any regulatory changes.

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

Our bylaws provide that the state and federal courts located within the state of Delaware are the sole and exclusive forums for certain legal actions involving the company or our directors, officers and employees and that, to the extent permitted by law, any claimant who violates the exclusive forum provision of our bylaws may be obligated to reimburse us for any costs we incur in connection with such extra-forum claim.

On February 2, 2016, we amended our bylaws to designate the state and federal courts located within the state of Delaware as the sole and exclusive forums for claims arising derivatively, pursuant to the Delaware General Corporation Law or governed by the internal affairs doctrine. In addition, our bylaws provide that, to the extent permitted by law, any claimant who violates the exclusive forum provision of our bylaws may be obligated to reimburse us for any attorneys’ fees and costs we incur in connection with such extra-forum claim. The choice of forum provision is expressly authorized by the Delaware General Corporation Law, which was amended so that companies would not have to litigate internal claims in more than one jurisdiction. The imposition of attorneys’ fees and costs for a violation of our exclusive forum provision may discourage a claimant from bringing an action in a judicial forum outside the Company’s state of incorporation and eliminate the additional costs that may be incurred in actions against us or our directors, officers or other employees. Alternatively, if a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving such extra-forum claims, which could adversely affect our business and financial condition. If a claimant violates our exclusive forum provision, such claimant may be required, to the extent permitted by law, to reimburse us for attorneys’ fees and other litigation expenses. These bylaw provisions, therefore, may dissuade or discourage claimants from initiating lawsuits or claims against us or our directors and officers in forums other than Delaware.

The legislative and common laws on fee-shifting and other provisions designed to curb unnecessary litigation are evolving, and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such provisions. We are currently involved in litigation regarding the validity of our bylaw provision that imposes attorneys’ fees and costs on claimants who violate our exclusive forum provision, and the Delaware Court of Chancery has ruled that our provision conflicts with a recently-enacted section of the Delaware General Corporation Law. We intend to appeal this ruling, and we will incur additional costs related to such appeal.  If we are unsuccessful in this appeal, we will be required to amend or remove that provision from our bylaws. However, it remains uncertain whether a court would nevertheless require a claimant who violates our exclusive forum provision to reimburse us for our attorneys’ fees and costs even without an express provision in our bylaws providing for such relief.

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

PAYLOCITY HOLDING CORPORATION

Date:	February 3, 2017	By:	/S/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	President and Chief Executive Officer

Date:	February 3, 2017	By:	/S/ Peter J. McGrail
		Name:	Peter J. McGrail
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

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