Form 10-Q
period 2017-03-31
Paylocity Holding Corp
filed 2017-05-05
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,510,382 shares of Common Stock, $0.001 par value per share, as of April 28, 2017.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART I

FINANCIAL INFORMATION

Item  1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$86,496	$101,450
Accounts receivable, net	1,681	2,177
Prepaid expenses and other	7,409	13,094

Total current assets before funds held for clients	95,586	116,721
Funds held for clients	1,239,622	1,170,341

Total current assets	1,335,208	1,287,062
Long-term prepaid expenses	845	1,592
Capitalized internal-use software, net	11,427	16,705
Property and equipment, net	26,787	34,297
Intangible assets, net	10,419	9,277
Goodwill	6,003	6,003

Total assets	$1,390,689	$1,354,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,621	$1,633
Accrued expenses	24,979	27,136

Total current liabilities before client fund obligations	26,600	28,769
Client fund obligations	1,239,622	1,170,341

Total current liabilities	1,266,222	1,199,110
Deferred rent	4,646	9,601
Deferred income tax liabilities, net	249	376

Total liabilities	$1,271,117	$1,209,087
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2016 and March 31, 2017	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2016 and March 31, 2017; 51,132 shares issued and outstanding at June 30, 2016 and 51,489 shares issued and outstanding at March 31, 2017	51	51
Additional paid-in capital	171,515	187,230
Accumulated deficit	(51,994)	(41,432)
Total stockholders’ equity	$119,572	$145,849
Total liabilities and stockholders’ equity	$1,390,689	$1,354,936

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
Revenues:
Recurring fees	$66,279	$85,314	$160,374	$212,581
Interest income on funds held for clients	803	1,041	1,946	2,489

Total recurring revenues	67,082	86,355	162,320	215,070
Implementation services and other	3,488	3,918	8,542	8,879

Total revenues	70,570	90,273	170,862	223,949
Cost of revenues:
Recurring revenues	18,576	22,436	47,858	62,255
Implementation services and other	8,633	9,646	23,646	28,569

Total cost of revenues	27,209	32,082	71,504	90,824
Gross profit	43,361	58,191	99,358	133,125
Operating expenses:
Sales and marketing	17,681	21,242	44,471	56,988
Research and development	6,759	6,969	18,987	21,492
General and administrative	12,720	15,100	34,410	43,915

Total operating expenses	37,160	43,311	97,868	122,395
Operating income	6,201	14,880	1,490	10,730
Other income (expense)	(83)	(47)	214	(4)

Income before income taxes	6,118	14,833	1,704	10,726
Income tax expense (benefit)	(43)	32	143	164

Net income	$6,161	$14,801	$1,561	$10,562

Net income per share:
Basic	$0.12	$0.29	$0.03	$0.21
Diluted	$0.12	$0.27	$0.03	$0.20

Weighted-average shares used in computing net income per share:
Basic	50,962	51,447	50,865	51,353
Diluted	53,424	54,002	53,431	53,987

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2016	51,132	$51	$171,515	$(51,994)	$119,572
Stock-based compensation	—	—	20,107	—	20,107
Stock options exercised	321	—	4,478	—	4,478
Issuance of common stock upon vesting of restricted stock units	233	—	—	—	—
Issuance of common stock under employee stock purchase plan	64	—	1,823	—	1,823
Net settlement for taxes and/or exercise price related to equity awards	(261)	—	(10,693)	—	(10,693)
Net income	—	—	—	10,562	10,562
Balances at March 31, 2017	51,489	$51	$187,230	$(41,432)	$145,849

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2016	2017

Cash flows from operating activities:

Net income	$1,561	$10,562
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,212	18,695
Depreciation and amortization expense	9,875	14,685
Deferred income tax expense	113	127
Provision for doubtful accounts	90	47
Loss on disposal of equipment	301	225
Changes in operating assets and liabilities:
Accounts receivable	(700)	(543)
Prepaid expenses and other	(3,069)	(1,802)
Accounts payable	(606)	(145)
Accrued expenses	8,290	1,484
Net cash provided by operating activities	29,067	43,335

Cash flows from investing activities:
Capitalized internal-use software costs	(5,807)	(10,073)
Purchases of property and equipment	(11,746)	(13,916)
Payments for acquisitions	(483)	—
Net change in funds held for clients	(831,757)	69,281
Net cash provided by (used in) investing activities	(849,793)	45,292

Cash flows from financing activities:
Net change in client fund obligations	831,757	(69,281)
Proceeds from exercise of stock options	137	—
Proceeds from employee stock purchase plan	1,403	1,823
Taxes paid related to net share settlement of equity awards	(4,122)	(6,215)
Net cash provided by (used in) financing activities	829,175	(73,673)
Net Change in Cash and Cash Equivalents	8,449	14,954
Cash and Cash Equivalents—Beginning of Period	81,258	86,496
Cash and Cash Equivalents—End of Period	$89,707	$101,450
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$1,888	$—
Purchase of property and equipment, accrued but not paid	$683	$1,714
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$20	$41

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, internal-use software, valuation and useful lives of long-lived assets, definite-lived intangibles, goodwill, incurred but not reported medical and dental claims, stock-based compensation, valuation of net deferred income tax assets and the best estimate of selling price for revenue recognition purposes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2016.

(c)  Income Taxes

Differences in the normal relationship between the income tax expense (benefit) and pre-tax income materially result from the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

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

The Company currently expects to adopt the new standard in its fiscal year beginning July 1, 2018 and is evaluating adoption methods.  While the impact the new revenue recognition standard will have on its consolidated financial statements and disclosures has not yet been fully assessed, the Company currently expects that there will be a material impact in the manner in which it treats certain costs of obtaining new contracts (i.e., selling and commission costs).  The new standard will require the Company to defer these costs and amortize them versus expensing these costs as incurred. The Company is continuing to evaluate all potential impacts as well as the changes required for systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies the existing guidance for stock compensation specifically related to the accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company will adopt this new standard in its fiscal year beginning July 1, 2017 and is currently assessing the potential effects of these changes to its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2016	$193
Charged to expense	47
Write-offs	(11)
Balance at March 31, 2017	$229

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	March 31,
	2016	2017
Capitalized internal-use software	$34,249	$45,734
Accumulated amortization	(22,822)	(29,029)
Capitalized internal-use software, net	$11,427	$16,705

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $1,504 and $2,573 for the three months ended March 31, 2016 and 2017, respectively, and $3,869 and $6,207 for the nine months ended March 31, 2016 and 2017, respectively.

Property and equipment, net consist of the following:

	June 30,	March 31,
	2016	2017
Office equipment	$2,528	$3,538
Computer equipment	18,139	23,594
Furniture and fixtures	4,308	5,490
Software	5,059	5,783
Leasehold improvements	11,164	15,752
Time clocks rented by clients	4,046	4,352
Total	45,244	58,509
Accumulated depreciation	(18,457)	(24,212)
Property and equipment, net	$26,787	$34,297

Depreciation expense amounted to $1,835 and $2,629 for the three months ended March 31, 2016 and 2017, respectively, and $4,864 and $7,336 for the nine months ended March 31, 2016 and 2017, respectively.

Intangible assets, net consist of the following:

			Weighted
			Average
	June 30,	March 31,	Useful
	2016	2017	Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2 - 3 years
Total	12,940	12,940
Accumulated amortization	(2,521)	(3,663)
Intangible assets, net	$10,419	$9,277

Amortization expense for acquired intangible assets was $381 and $380 for the three months ended March 31, 2016 and 2017, respectively, and $1,142 for both of the nine months ended March 31, 2016 and 2017.

Future amortization expense for acquired intangible assets is as follows, as of March 31, 2017:

Remainder of fiscal 2017	$370
Fiscal 2018	1,427
Fiscal 2019	1,398
Fiscal 2020	1,398
Fiscal 2021	1,398
Thereafter	3,286
Total	$9,277

The components of accrued expenses were as follows:

	June 30,	March 31,
	2016	2017
Accrued payroll and personnel costs	$21,658	$20,989
Current portion of deferred rent	504	359
Other	2,817	5,788
Total accrued expenses	$24,979	$27,136

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable and client fund obligations to approximate the fair value of the respective assets and liabilities at June 30, 2016 and March 31, 2017 based upon the short-term nature of these assets and liabilities.

(5)  Benefit Plans

(a)  Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors determined that, effective January 1, 2017, it would increase the number of common shares in reserve for issuance under the 2014 Plan by 2,314 shares.

As of March 31, 2017, the Company had 12,684 shares allocated to the plans, of which 4,606 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under our equity incentive plans during the nine months ended March 31, 2017:

Number of Shares
Available for grant at July 1, 2016	6,244
January 1, 2017 Evergreen provision increase	2,314
RSUs granted	(750)
Shares withheld in settlement of taxes and/or exercise price	261
Forfeitures	58
Shares removed	(49)
Available for grant at March 31, 2017	8,078

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations:

	Three months ended March 31,		Nine months ended March 31,
	2016	2017	2016	2017
Cost of revenue – recurring	$451	$485	$1,256	$1,621
Cost of revenue – non-recurring	301	363	875	1,031
Sales and marketing	1,195	1,672	3,313	4,880
Research and development	756	797	2,140	2,461
General and administrative	2,017	2,930	5,628	8,702
Total stock-based compensation expense	$4,720	$6,247	$13,212	$18,695

In addition, the Company capitalized $281 and $540 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2016 and 2017, respectively, and $823 and $1,412 in the nine months ended March 31, 2016 and 2017, respectively.

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

There were no stock options granted during the nine months ended March 31, 2017. The following table summarizes the assumptions used for estimating the fair value of stock options granted for the nine months ended March 31, 2016:

Period ended
March 31,
2016
Valuation assumptions:
Expected dividend yield	0%
Expected volatility	34.0%
Expected term (years)	6.25
Risk-free interest rate	1.83%

The table below presents stock option activity during the nine months ended March 31, 2017:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2016	3,464	$11.75	6.70	$108,944
Options forfeited	(16)	17.32
Options exercised	(321)	13.94
Balance at March 31, 2017	3,127	$11.50	5.90	84,835
Options exercisable at March 31, 2017	2,766	$9.96	5.71	79,302
Options vested and expected to vest at March 31, 2017	3,111	$11.41	5.89	84,673

There were no stock options granted during the three months ended March 31, 2016 and 2017 or the nine months ended March 31, 2017. The weighted average grant date fair value of options granted during the nine months ended March 31, 2016 was $12.92. The total intrinsic value of options exercised was $908 and $2,813 during the three months ended March 31, 2016 and 2017, respectively, and $8,496 and $8,352 during the nine months ended March 31, 2016 and 2017, respectively.  At March 31, 2017, there was $1,004 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.45 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on attainment of certain performance benchmarks. The following table represents restricted stock unit activity during the nine months ended March 31, 2017:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2016	1,003	$32.74
RSUs granted	750	$45.38
RSUs vested	(233)	$32.05
RSUs forfeited	(41)	$39.06
RSU balance at March 31, 2017	1,479	$39.06
RSUs expected to vest at March 31, 2017	1,313	$38.88

At March 31, 2017, there was $27,942 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.92 years.

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

As of March 31, 2017, a total of 888 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 600, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. For fiscal year 2017, the Company’s board of directors determined that it would not increase the number of common shares reserved for issuance under the ESPP.

The Company issued 64 shares upon the completion of its six-month offering period ending November 15, 2016. The Company recorded compensation expense attributable to the ESPP of $283 and $304 for the three months ended March 31, 2016 and 2017, respectively, and $791 and $967 for the nine months ended March 31, 2016 and 2017, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Period ended
	March 31,
	2016	2017
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	44.1 - 48.4%	38.9 - 53.4%
Expected term (years)	0.5	0.5
Risk‑free interest rate	0.11 - 0.31%	0.28 - 0.61%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1, 2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $821 and $1,055 for the three months ended March 31, 2016 and 2017, respectively, and were $1,937 and $2,732 for the nine months ended March 31, 2016 and 2017, respectively.

(6)  Net Income Per Share

Basic net income per common share is computed using the weighted‑average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted‑average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date. The following table presents the calculation of basic and diluted net income per share:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
Numerator:
Net income	$6,161	$14,801	$1,561	$10,562

Denominator:
Weighted-average shares used in computing net income per share:
Basic	50,962	51,447	50,865	51,353
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,462	2,555	2,566	2,634
Diluted	53,424	54,002	53,431	53,987

Net income per share:
Basic	$0.12	$0.29	$0.03	$0.21
Diluted	$0.12	$0.27	$0.03	$0.20

The following table summarizes the outstanding employee stock options and restricted stock units as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017

Employee stock options	147	145	147	145
Restricted stock units	11	10	655	690
Total	158	155	802	835

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

The Company recorded income tax expense (benefit) of $(43) and $32 for the three months ended March 31, 2016 and 2017, respectively, and $143 and $164 for the nine months ended March 31, 2016 and 2017, respectively. The Company’s effective tax rates for the three and nine months ended March 31, 2016 and 2017 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company has continued to carry the valuation allowance during fiscal 2016 and for the nine months ended March 31, 2017. As of March 31, 2017, the Company had no unrecognized tax benefits.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $67.1 million for the three months ended March 31, 2016 to $86.4 million for the three months ended March 31, 2017, representing a 29% year-over-year increase. Recurring revenue increased from $162.3 million for the nine months ended March 31, 2016 to $215.1 million for the nine months ended March 31, 2017, representing a 32% year-over-year increase. Recurring revenue represented 95% and 96% of total revenue during both the three and nine months ended March 31, 2016 and 2017, respectively. Recurring revenue was positively impacted by the launch in fiscal 2016 of our Affordable Care Act (“ACA”) compliance solution, which had significant penetration beginning in the second quarter of fiscal 2016. The impact on year-over-year quarterly revenue growth of our ACA compliance solution was the highest in the first quarter of fiscal 2017 given the timing of significant penetration beginning in the second quarter of fiscal 2016.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 48% and 42% for the three months ended March 31, 2016 and 2017, respectively and 43% and 37% for the nine months ended March 31, 2016 and 2017, respectively.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income or cash provided by (used in) operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Adjusted Gross Profit	$45,627	$61,651	$105,449	$142,145
Adjusted Recurring Gross Profit	$50,469	$67,006	$119,648	$160,741
Adjusted EBITDA	$14,612	$26,833	$25,139	$44,674

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$43,361	$58,191	$99,358	$133,125
Amortization of capitalized internal-use software costs	1,504	2,573	3,869	6,207
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	762	887	2,222	2,813
Adjusted Gross Profit	$45,627	$61,651	$105,449	$142,145

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$67,082	$86,355	$162,320	$215,070
Cost of recurring revenues	18,576	22,436	47,858	62,255
Recurring gross profit	48,506	63,919	114,462	152,815
Amortization of capitalized internal-use software costs	1,504	2,573	3,869	6,207
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	459	514	1,317	1,719
Adjusted Recurring Gross Profit	$50,469	$67,006	$119,648	$160,741

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$6,161	$14,801	$1,561	$10,562
Income tax expense (benefit)	(43)	32	143	164
Depreciation and amortization expense	3,720	5,582	9,875	14,685
EBITDA	9,838	20,415	11,579	25,411
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,774	6,418	13,560	19,263
Adjusted EBITDA	$14,612	$26,833	$25,139	$44,674

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 94% and 95% of our total revenues during both the three and nine months ended March 31, 2016 and 2017, respectively.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $1.5 million and $2.6 million of capitalized internal-use software costs during the three months ended March 31, 2016 and 2017, respectively, and $3.9 million and $6.2 million of capitalized internal-use software costs during the nine months ended March 31, 2016 and 2017, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2016 and 2017.

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
Capitalized portion of research and development	$2,376	$4,334	$6,693	$11,485
Expensed portion of research and development	6,759	6,969	18,987	21,492
Total research and development	$9,135	$11,303	$25,680	$32,977

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$66,279	$85,314	$160,374	$212,581
Interest income on funds held for clients	803	1,041	1,946	2,489
Total recurring revenues	67,082	86,355	162,320	215,070
Implementation services and other	3,488	3,918	8,542	8,879
Total revenues	70,570	90,273	170,862	223,949
Cost of revenues:
Recurring revenues	18,576	22,436	47,858	62,255
Implementation services and other	8,633	9,646	23,646	28,569
Total cost of revenues	27,209	32,082	71,504	90,824
Gross profit	43,361	58,191	99,358	133,125
Operating expenses:
Sales and marketing	17,681	21,242	44,471	56,988
Research and development	6,759	6,969	18,987	21,492
General and administrative	12,720	15,100	34,410	43,915
Total operating expenses	37,160	43,311	97,868	122,395
Operating income	6,201	14,880	1,490	10,730
Other income (expense)	(83)	(47)	214	(4)
Income before income taxes	6,118	14,833	1,704	10,726
Income tax expense (benefit)	(43)	32	143	164
Net income	$6,161	$14,801	$1,561	$10,562

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2017	2016	2017

Consolidated Statements of Operations Data:
Revenues:
Recurring fees	94%	95%	94%	95%
Interest income on funds held for clients	1%	1%	1%	1%
Total recurring revenues	95%	96%	95%	96%
Implementation services and other	5%	4%	5%	4%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	26%	25%	28%	28%
Implementation services and other	12%	11%	14%	13%
Total cost of revenues	38%	36%	42%	41%
Gross profit	62%	64%	58%	59%
Operating expenses:
Sales and marketing	25%	23%	26%	25%
Research and development	10%	8%	11%	10%
General and administrative	18%	17%	20%	19%
Total operating expenses	53%	48%	57%	54%
Operating income	9%	16%	1%	5%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	9%	16%	1%	5%
Income tax expense (benefit)	0%	0%	0%	0%
Net income	9%	16%	1%	5%

Comparison of Three Months Ended March 31, 2016 and 2017

Revenues

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Recurring fees	$66,279	$85,314	$19,035	29%
Percentage of total revenues	94%	95%
Interest income on funds held for clients	$803	$1,041	$238	30%
Percentage of total revenues	1%	1%
Implementation services and other	$3,488	$3,918	$430	12%
Percentage of total revenues	5%	4%

Recurring Fees

Recurring fees for the three months ended March 31, 2017 increased by $19.0 million, or 29%, to $85.3 million from $66.3 million for the three months ended March 31, 2016. Recurring fees increased as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2017 increased by $0.2 million, or 30% to $1.0 million from $0.8 million for the three months ended March 31, 2016. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the three months ended March 31, 2017 increased by $0.4 million, or 12%, to $3.9 million from $3.5 million for the three months ended March 31, 2016. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the three months ended March 31, 2017 in comparison to the three months ended March 31, 2016.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Cost of recurring revenues	$18,576	$22,436	$3,860	21%
Percentage of recurring revenues	28%	26%
Recurring gross margin	72%	74%
Cost of implementation services and other	$8,633	$9,646	$1,013	12%
Percentage of implementation services and other	248%	246%
Implementation gross margin	(148)%	(146)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended March 31, 2017 increased by $3.9 million, or 21%, to $22.4 million from $18.6 million for the three months ended March 31, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $1.3 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.4 million in delivery and other processing-related fees and $1.1 million in additional internal-use software amortization expense. Recurring gross margin increased from 72% for the three months ended March 31, 2016 to 74% for the three months ended March 31, 2017 primarily due to lower operating costs as a percentage of total recurring revenue.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended March 31, 2017 increased by $1.0 million, or 12%, to $9.6 million from $8.6 million for the three months ended March 31, 2016. Cost of implementation services and other increased primarily due to a $0.9 million increase in employee-related costs to implement our solutions for new and existing clients during the three months ended March 31, 2017.

Operating Expenses

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Sales and marketing	$17,681	$21,242	$3,561	20%
Percentage of total revenues	25%	23%

Sales and marketing expenses for the three months ended March 31, 2017 increased by $3.6 million, or 20%, to $21.2 million from $17.7 million for the three months ended March 31, 2016. The increase in sales and marketing expenses was primarily the result of $2.9 million of additional employee-related expenses incurred due to the expansion of our sales team by 104 personnel, including management, sales engineers, direct sales, sales administration and sales lead generation personnel.

Research and Development

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Research and development	$6,759	$6,969	$210	3%
Percentage of total revenues	10%	8%

Research and development for the three months ended March 31, 2017 increased by $0.2 million, or 3%, to $7.0 million from $6.8 million for the three months ended March 31, 2016. The increase in research and development expense was primarily as a result of $1.9 million in employee-related expenses related to 62 additional development personnel and $0.3 million of additional stock-based compensation costs, partially offset by higher year-over-year capitalized internal-use software costs of $2.1 million.

General and Administrative

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
General and administrative	$12,720	$15,100	$2,380	19%
Percentage of total revenues	18%	17%

General and administrative expenses for the three months ended March 31, 2017 increased by $2.4 million, or 19%, to $15.1 million from $12.7 million for the three months ended March 31, 2016. The increase was primarily the result of  $1.1 million of increased occupancy costs incurred as a result of our requirement for additional office space, $0.9 million of additional stock-based compensation costs, and $0.5 million of additional employee-related expenses related to 26 additional personnel.

Other Income (Expense)

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Other income (expense)	$(83)	$(47)	$36	43%
Percentage of total revenues	0%	0%

Other income (expense) for the three months ended March 31, 2017 was not materially different as compared to the three months ended March 31, 2016.

Income Tax Expense (Benefit)

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Income tax expense (benefit)	$(43)	$32	$75	*
Percentage of total revenues	0%	0%

*Not Meaningful

Income tax expense (benefit) for the three months ended March 31, 2017 was not materially different as compared to the three months ended March 31, 2016.

Comparison of Nine Months Ended March 31, 2016 and 2017

Revenues

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
Recurring fees	$160,374	$212,581	$52,207	33%
Percentage of total revenues	94%	95%
Interest income on funds held for clients	$1,946	$2,489	$543	28%
Percentage of total revenues	1%	1%
Implementation services and other	$8,542	$8,879	$337	4%
Percentage of total revenues	5%	4%

Recurring Fees

Recurring fees for the nine months ended March 31, 2017 increased by $52.2 million, or 33%, to $212.6 million from $160.4 million for the nine months ended March 31, 2016. Recurring fees increased as a result of incremental revenues from new and existing clients, including revenue related to our Affordable Care Act (“ACA”) compliance solution offered to new and existing clients, which we launched in fiscal year 2016 and experienced significant penetration beginning in the second quarter of fiscal 2016.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2017 increased by $0.5 million, or 28% to $2.5 million from $1.9 million for the nine months ended March 31, 2016. Interest income on funds held for clients increased primarily as a result of an increased average daily balance for funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the nine months ended March 31, 2017 increased by $0.3 million, or 4%, to $8.9 million from $8.5 million for the nine months ended March 31, 2016. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during the nine months ended March 31, 2017 in comparison to the nine months ended March 31, 2016.

Cost of Revenues

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
Cost of recurring revenues	$47,858	$62,255	$14,397	30%
Percentage of recurring revenues	29%	29%
Recurring gross margin	71%	71%
Cost of implementation services and other	$23,646	$28,569	$4,923	21%
Percentage of implementation services and other	277%	322%
Implementation gross margin	(177)%	(222)%

Cost of Recurring Revenues

Cost of recurring revenues for the nine months ended March 31, 2017 increased by $14.4 million, or 30%, to $62.3 million from $47.9 million for the nine months ended March 31, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $7.2 million in employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.4 million in delivery and other processing-related fees and $2.3 million in additional capitalized internal-use software amortization expense. Recurring gross margin remained consistent at 71% for the nine months ended March 31, 2016 and 2017.

Cost of Implementation Services and Other

Cost of implementation services and other for the nine months ended March 31, 2017 increased by $4.9 million, or 21%, to $28.6 million from $23.6 million for the nine months ended March 31, 2016. Cost of implementation services and other increased primarily due to a $4.4 million increase in employee-related costs to implement our solutions for new and existing clients during the nine months ended March 31, 2017.

Operating Expenses

Sales and Marketing

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
Sales and marketing	$44,471	$56,988	$12,517	28%
Percentage of total revenues	26%	25%

Sales and marketing expenses for the nine months ended March 31, 2017 increased by $12.5 million, or 28%, to $57.0 million from $44.5 million for the nine months ended March 31, 2016. The increase in sales and marketing expenses was primarily the result of $9.6 million of additional employee-related expenses incurred due to the expansion of our sales team by 104 personnel, including management, sales engineers, direct sales, sales administration and sales lead generation personnel. The increase was also attributable to $1.6 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
Research and development	$18,987	$21,492	$2,505	13%
Percentage of total revenues	11%	10%

Research and development for the nine months ended March 31, 2017 increased by $2.5 million, or 13%, to $21.5 million from $19.0 million for the nine months ended March 31, 2016. The increase in research and development expense was primarily as a result of $6.1 million in employee-related expenses related to 62 additional development personnel and $0.9 million of additional stock-based compensation costs, partially offset by higher year-over-year capitalized internal-use software costs of $4.7 million.

General and Administrative

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
General and administrative	$34,410	$43,915	$9,505	28%
Percentage of total revenues	20%	19%

General and administrative expenses for the nine months ended March 31, 2017 increased by $9.5 million, or 28%, to $43.9 million from $34.4 million for the nine months ended March 31, 2016. The increase was primarily the result of $3.2 million of additional employee-related expenses related to 26 additional personnel, $3.1 million of additional stock-based compensation costs and $2.8 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income (Expense)

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
Other income (expense)	$214	$(4)	$(218)	*
Percentage of total revenues	0%	0%

*Not Meaningful

Other income (expense) for the nine months ended March 31, 2017 was not materially different as compared to the nine months ended March 31, 2016.

Income Tax Expense (Benefit)

	Nine Months Ended
	March 31,		Change
	2016	2017	$	%
Income tax expense (benefit)	$143	$164	$21	15%
Percentage of total revenues	0%	0%

Income tax expense (benefit) for the nine months ended March 31, 2017 was not materially different as compared to the nine months ended March 31, 2016.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. During the nine months ended March 31, 2017, there were no material changes to our critical accounting policies and use of estimates, which are disclosed in our audited consolidated financial statements for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed with the SEC on August 12, 2016.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2017, our principal source of liquidity was $101.5 million of cash and cash equivalents.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data center and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and seek to establish borrowing capacity to satisfy those needs.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore such balance changes from period to period in accordance with the timing with each payroll cycle. Funds held for clients are solely for the repayment of client fund obligations.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other investment requirements for at least the next 12 months.

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2016	2017
Net cash provided by operating activities	$29,067	$43,335
Cash flows from investing activities:
Capitalized internal-use software costs	(5,807)	(10,073)
Purchases of property and equipment	(11,746)	(13,916)
Payments for acquisitions	(483)	—
Net change in funds held for clients	(831,757)	69,281
Net cash provided by (used in) investing activities	(849,793)	45,292
Cash flows from financing activities:
Net change in client fund obligations	831,757	(69,281)
Proceeds from exercise of stock options	137	—
Proceeds from employee stock purchase plan	1,403	1,823
Taxes paid related to net share settlement of equity awards	(4,122)	(6,215)
Net cash provided by (used in) financing activities	829,175	(73,673)
Net change in cash and cash equivalents	$8,449	$14,954

Operating Activities

Net cash provided by operating activities was $43.3 million for the nine months ended March 31, 2017 as compared to $29.1 million for the nine months ended March 31, 2016. The increase in net cash provided by operating activities from the nine months ended March 31, 2016 to the nine months ended March 31, 2017 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense and depreciation and amortization expense, partially offset by downward fluctuations in operating assets and liabilities.

Investing Activities

Net cash provided by (used in) investing activities was $45.3 million for the nine months ended March 31, 2017 as compared to $(849.8) million for the nine months ended March 31, 2016.

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

Excluding the net change in funds held for clients, our net cash used in investing activities was $24.0 million for the nine months ended March 31, 2017 as compared to $18.0 million for the nine months ended March 31, 2016. The change in net cash used in investing activities was primarily due to higher capitalized internal-use software costs and increased purchases of property and equipment.

Financing Activities

Net cash provided by (used in) in financing activities was $(73.7) million for the nine months ended March 31, 2017 as compared to $829.2 million for the nine months ended March 31, 2016. Excluding the net change in client fund obligations, net cash used in financing activities was $4.4 million for the nine months ended March 31, 2017 as compared to $2.6 million for the nine months ended March 31, 2016. The change in cash provided by (used in) financing activities, excluding the net change in client fund obligations, was primarily the result of higher taxes paid related to net share settlement of equity awards, partially offset by higher proceeds received from our employee stock purchase plan.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2017:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$119,629	$6,912	$16,791	$18,552	$77,374
Unconditional purchase obligations	2,618	1,049	1,569	—	—
	$122,247	$7,961	$18,360	$18,552	$77,374

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $11.7 million and $13.9 million for the nine months ended March 31, 2016 and 2017, respectively, exclusive of capitalized internal-use software costs of $5.8 million and $10.1 million for the same periods, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Our business may be adversely impacted if the Patient Protection and Affordable Care Act (the “ACA”) is repealed in its entirety or certain aspects of the ACA are repealed or changed.

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of the law. The 2016 Presidential and Congressional elections may result in additional or successful efforts to repeal, modify or delay implementation of all or certain aspects of the ACA. Generally, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification or delay could adversely impact our existing and future business and operating results. For example, any such repeal, modification or delay could negatively impact the revenue we currently generate from our ACA Enhanced or ACA Essential products, overall gross margins, and require us to write-down capitalized internal-use software development costs related to ACA products. While we expect continued challenges to the ACA, at this time we are unable to more precisely predict the full impact of any repeal, modification or delay in the implementation of the ACA.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that greater than 30% of our new sales in fiscal 2016 were referred to us from our referral network participants. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

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

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. For example, United Kingdom’s decision to leave the European Union has created global economic uncertainty, which, in turn, could depress the demand for our services. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other HCM solutions or renegotiating their contracts with us. We have agreements with various large banks to execute ACH and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a failure of one of our banking partners or a systemic shutdown of the banking industry could result in the loss of client funds or impede us from accessing and processing funds on our clients’ behalf, and could have an adverse impact on our business and liquidity.

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

As of April 28, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 49.4% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of April 28, 2017, we had an aggregate of 51,510,382 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

In addition, we have registered 15,092,927 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 5, 2017	By:	/S/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	President and Chief Executive Officer

Date:	May 5, 2017	By:	/S/ Peter J. McGrail
		Name:	Peter J. McGrail
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

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