Form 10-K
period 2017-06-30
Paylocity Holding Corp
filed 2017-08-11
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2016, the last day of registrant’s most recently completed second fiscal quarter, was $774.8 million (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of August 4, 2017, there were 51,750,086 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2018 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2017

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. As of June 30, 2017, we served approximately 14,550 clients across the U.S., which on average had over 100 employees. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the human resource, payroll and finance capabilities of our clients.

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

We market and sell our products primarily through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2015,  2016 and 2017. Our total revenues increased from $152.7 million in fiscal 2015 to $230.7 million in fiscal 2016, representing a 51% year-over-year increase and to $300.0 million in fiscal 2017, representing a 30% year-over-year increase.  Our recurring revenues increased from $144.1 million in fiscal 2015 to $220.1 million in fiscal 2016, representing a 53% year-over-year increase, and to $288.4 million in fiscal 2017, representing a 31% year-over-year increase. Although we do not have long-term contracts with our clients and our agreements with clients are generally terminable on 60 days’ or less notice, our recurring revenue model provides significant visibility into our future operating results.

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

Large Market Opportunity for Payroll and HCM Solutions

According to market analyses published by International Data Corporation, or IDC, titled Worldwide and U.S. Human Capital Management Applications 2015-2019 Forecast (June 2015) and U.S. Payroll Outsourcing Services Forecast, 2015-2019 (November 2015), the U.S. market for HCM applications and payroll outsourcing services is estimated to be $26 billion in 2017. The market opportunity is driven by the importance of payroll and HCM solutions to the successful management of organizations.

To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 610,000 firms with 20 to 999 employees in the U.S. in 2014, employing over 43 million persons. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $285 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $12 billion. Our existing clients do not typically buy our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

Organizations Are Increasingly Transitioning to SaaS Solutions

SaaS solutions are easier and more affordable to implement and operate than those offered by traditional software providers. SaaS solutions also enable software updates with greater frequency and without new hardware investments, enabling organizations to better react to changes in their environments. Many organizations are transitioning to SaaS solutions for front-office business applications such as salesforce management. Similarly, we believe organizations are adopting back-office SaaS applications, such as payroll and HCM, with increasing frequency. According to a market analysis published by IDC, titled Worldwide SaaS and Cloud Software 2015-2019 Forecast and 2014 Vendor Shares (August 2015), the U.S. SaaS market is estimated to be $54 billion in 2017 and is projected to grow at a 17% compound annual growth rate from 2014 to 2019.

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

Our Solution

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations.  Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments.  As of June 30, 2017, we served approximately 14,550 clients across the U.S., which on average had over 100 employees.

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

Our Strategy

We intend to strengthen and extend our position as a provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

•

Grow Our Client Base.  We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we served approximately 14,550 clients across the U.S. as of June 30, 2017, there were over 610,000 firms with 20 to 999 employees in the U.S., employing more than 43 million persons, according to the U.S. Census Bureau in 2014. In order to acquire new clients, we plan to continue to grow our sales organization aggressively across all U.S. geographies.

•

Expand Our Product Offerings. We believe that our leadership position is in significant part the result of our investment and innovation in our product offerings designed for medium-sized organizations. Therefore, we plan to increase investment in software development to continue to advance our platform and expand our product offerings.  For example, in fiscal 2017, we released Web Expense and Paylocity Recruiting, which simplify and automate employee expense management and recruitment tasks.

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

Payroll (Web Pay)

Paylocity Web Pay is designed to provide enterprise-grade payroll processing and administration from a convenient cloud-based platform. Key features of Web Pay include:

Feature	Functionality
Configurable Templates	• Combination of standard and modifiable templates powered by highly-flexible drag-and-drop technology
• Standard templates such as new hire, job change, leave of absence and termination templates
•Enables users to configure user interface to efficiently align to organizations’ business processes
•Ability to require additional data, add default values and insert new custom fields increases accuracy and consistency of data across the platform
Custom Checklists	•Allows users to track critical steps in hiring and other processes
•riggers reports and notification emails to track critical steps and informs users when tasks are complete
Advanced Reporting	•Easy-to-use, powerful reporting dashboard enables users to design and create ad- hoc reports or rely on over 100 standard reports
•Ability to generate a variety of pre-process reports via report library and report writer
•Real-time report generation, including the ability to automatically schedule reports to run on a user-defined frequency
•Point-in-time reporting, including comparative analysis over multiple periods, allowing users to view data from any time in history
Data Integration	•Ability to set up multiple data integrations with a wide array of benefits and retirement plan providers

Core HR (Web HR)

Paylocity Web HR provides a set of core HR capabilities designed to improve HR compliance, enhance reporting capabilities and reduce the amount of time necessary to manage employee information. Key features of Web HR include:

Feature	Functionality
Employee Record Management	• Manage payroll deductions for employee benefit plans such as health and 401(k)
• Automated employee time-off requests
• Track employee skills, events, education and prior employment
• Store employee documentation electronically
• Record and track company property issued to employees
• Ability to add custom fields to track additional employee related information
HR Compliance	• Automate I-9 work authorization set-up, tracking and monitoring
• Proactively manage employee policy acknowledgement and signature collection for items such as employee handbooks
• Assign and track interactive online courses for compliance and other policy needs including sexual harassment training and cybersecurity awareness
• Manage ACA Compliance activities
• Facilitate Equal Employment Opportunity (EEO) assessment and filing
• View relevant industry and regulatory updates with a focus on helping employees understand the potential compliance impact to their business
HR Reporting	• Interactive employee organizational chart
• Family Medical Leave Act (FMLA) tracking
• EEO reporting
• Occupational Safety & Health Administration (OSHA) tracking
• Consolidated Omnibus Budget Reconciliation Act (COBRA) tracking
• VETS 100/100A reporting
• Workers’ compensation tracking and reporting • I-9 verification
• Provides a year end dashboard to manage IRS deadlines
HR Insight and Analytics	• Provides a dashboard view into critical HR metrics such as headcount, employee turnover and potential at-risk employees
• Users can choose between different types of graphical display or export the information to spreadsheets or other documents
• Retention dashboard assists employers in identifying and taking action on at-risk employees to improve employee retention
• Compliance and reporting
Self-Service Portals	• Full online and mobile access through virtually any device having Internet access to payroll, HR and benefits information
• Provides the ability for administrators to communicate company news and policy changes, such as handbook revisions, and to post documents and create custom web pages to communicate with employees
• Provides a single view for managers where they can approve employee changes and requests, manage outstanding tasks and easily access employee information
• Improves communication among managers and HR and payroll and finance departments

Talent Management

Paylocity’s Talent suite is designed to bring ease and convenience to the employee performance appraisal process and to give employees the opportunity to participate in their performance review and be more engaged in their professional development. Employee reviews and appraisals throughout the organization are stored and analyzed in a single system. Key features of Talent include:

Feature	Functionality
Reviews	• Provides the ability for employees and managers to complete online reviews, add comments and sign off on completed reviews
• Includes automated workflow at each step of the review process with ability for HR administrators to review and provide feedback prior to final approval
360° Feedback	• Provides the ability to access feedback from employees across the organization to receive input on employee performance and accomplishments
• Enables year-round or point-in-time 360° feedback
Goals Management	• Manages employee goals and appraisals in a single place to reduce the time required to navigate between screens
• Allows specific goals to be displayed on the performance review for increased employee focus and development
• Assigns goals specific to employees based on skill level and other factors
Impressions	• Provides employees the ability to recognize each other and provide immediate feedback
• Impression leaderboard is visible to everyone in the organization providing recognition for top performers
Recruiting

•     Auto-fill of resume information to save time and effort in the candidate’s application process

•     Tracking of applicants through the workflow in order to reduce time spent on the recruiting and talent acquisition process and so that users quickly know the status of any prospects at critical stages in the process

•     Repository of applicant information and feedback for future reference and sourcing

Onboarding

•     Mobile responsive design and attractive, intuitive interface, engaging new hires in the process

•     Robust events management capabilities, empowering administrators to proactively manage the onboarding process

•     High level of customization, allowing administrators to tailor tasks and overall experience for new hires

•     Withholding forms wizard, simplifying the process of completing important tax-related paperwork

•     Ability to add customized content including welcome message, documents, videos and other company specific information

Journals	• Captures and tracks ongoing discussions with employees to support performance appraisals

Time & Labor (Web Time and Web Expense)

Paylocity Web Time is a time and attendance solution designed to automate manual processes, improve productivity and help organizations control labor costs. Key features of Web Time include:

Feature	Functionality
Task Management	• Scheduling management
• Time and attendance tracking, including overtime, rounding rules, payroll policies, labor allocation and time-off accruals
• Tracks tardiness, absenteeism, and misuse of break or meal periods
Multiple Hardware Options	•Functions with a wide variety of biometric and bar code hardware options to track employees’ time
Mobile Functionality	• Ability for employees to punch in and out from their mobile devices
• Enables employees to view upcoming work schedules or request time-off from anywhere
• Geo-fencing capabilities that allow managers to set parameters for where punches may occur

Paylocity Web Expense is an expense management tool designed to streamline and automate the expense management process by eliminating manual steps involved in filing, approving, and reimbursing expenses. Key features of Web Expense include:

Feature	Functionality
Simplified Workflow	• File and submit expenses in an intuitive and unified module •Capture and submit receipts from a mobile device
• Approve expense reports quickly and easily •Receive notifications throughout the entire reimbursement process
Monitoring	• Access expense history
•Generate and analyze spend reports
Automated Reporting	•Automatically create general ledger entries

Benefits (Web Benefits)

Paylocity Web Benefits and Paylocity Enterprise Benefits, Powered by bswift are benefit management solutions that integrate with insurance carrier systems to provide automated administrative processes and allow users to choose benefit elections and make life event changes online, summarize benefit elections and perform other similar benefit-related tasks. These solutions also enable premium reconciliation, management of voluntary benefits and advanced reporting.  Both Web Benefits and Paylocity Enterprise Benefits integrate seamlessly with Paylocity’s Web Pay. Key features of Web Benefits include:

Feature	Functionality
Annual Enrollment	• Easy to follow and customizable enrollment process for employees • Allows modeling of payroll deductions and changes for life events
• Customizable enrollment portal content (text, links, documents, logos)
Administrative Efficiency	• Can develop enrollment reminders through announcements, enrollment rules, and eligibility groups
• Reporting on employee enrollment status and enrollment summary • Electronic Data Interchange (EDI) support for insurance carriers

Implementation and Client Services

Delivering our clients a positive experience is an essential element of our ability to sell our solutions and retain our clients. We provide our clients with a single point of contact supplemented by teams with deep technical and subject matter expertise. The single point of contact allows our account managers to better understand our clients’ needs, which we believe strengthens our client relationships.

Implementation and Training Services

Our clients are medium-sized organizations that are typically migrating to our platform from a competitive solution or are adopting an online payroll and HCM solution for the first time. These organizations often have limited internal resources and generally rely on us to implement our solutions.

We typically implement our Paylocity Web Pay product within only three to four weeks and any additional products thereafter, as requested by the client. Each client is guided through the implementation process by knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly-configurable, easy-to-use products.

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

Client Service

Our client service model is designed to serve the needs of medium-sized organizations and to build loyalty by developing strong relationships with our clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2015,  2016 and 2017.

Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances our client service by providing each client with a single person who understands the client’s business, responds quickly and is accountable for the client experience. Our account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes.

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

Clients

As of June 30, 2017, we provided our solutions to approximately 14,550 clients in all U.S states. The rate at which we add clients is highly variable period-to-period and highly seasonal as many clients switch solutions during the first calendar quarter of each year. Although many clients have multiple divisions, segments or locations, we only count such clients once for these purposes.

Our clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2015,  2016 and 2017, no client accounted for more than 1% of our revenues.

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

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2017, approximately 30% of our new client revenue originated by referrals from participants in our referral network.

We believe participants in our referral network refer potential clients to us because we do not provide services that compete with their own and because we offer third parties the ability to integrate their systems with our platform. Unlike other payroll and HCM solution providers who also provide retirement plans, health insurance and other products and services competitive with the offerings of the participants in our referral network, we focus only on our core business of providing cloud-based payroll and HCM solutions. In some cases, we have formalized relationships in which we are a recommended vendor of these participants. In other cases, our relationships are informal. We typically do not compensate these participants for referrals.

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

•

Multi-Tenant Architecture.  Our software solutions were designed with a multi-tenant architecture. This architecture gives us an advantage over many disparate traditional systems, which are less flexible and require longer and more costly development and upgrade cycles.

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

We host our solutions at a third-party facility in Franklin Park, Illinois and utilize another third-party facility in Kenosha, Wisconsin for backup and disaster recovery. We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.

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

Research and development costs, including research and development costs that were capitalized, were $24.7 million, $36.3 million and $44.5 million for the years ended June 30, 2015,  2016 and 2017, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

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

We expect that providers of payroll and HCM solutions such as ours may be subject to third-party infringement claims as the market and the number of competitors grows, and the functionality of applications in different industry segments overlaps. Any of these or other third parties might make a claim of infringement against us at any time.

Employees

As of June 30, 2017, we had approximately 2,115 full-time employees, of which 725 were in client services and operations, 480 were in client implementation, 450 were in sales and marketing, 300 were in research and development and 160 were in general and administrative. None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our employee-focused culture benefits our clients and supports our growth. Our management team is committed to maintaining and improving our culture even as we grow rapidly.

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

We have incurred losses in the past, and we may not be able to sustain profitability for the foreseeable future.

We have incurred net losses from time to time. We incurred net losses of $7,110,000, $13,972,000 and $3,851,000 in fiscal 2014, fiscal 2015 and fiscal 2016, respectively. While we have generated net income in fiscal 2017, it does not ensure that we will earn continued net income in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, as a public company, we have incurred significant legal, accounting and other expenses. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses in the foreseeable future.

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

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of all or certain aspects of the law. Generally, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification or delay could adversely impact our existing and future business and operating results. For example, any such repeal, modification or delay could negatively impact the revenue we currently generate from our ACA Compliance solution, overall gross margins, and require us to write-down capitalized internal-use software development costs related to ACA products. While we expect continued challenges to the ACA, at this time we are unable to more precisely predict the full impact of any repeal, modification or delay in the implementation of the ACA.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that approximately 30% of our new sales in fiscal 2017 were referred to us from our referral network participants. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

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

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2017 we processed over $92 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

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

Our success depends largely upon the continued services of our key executive officers, including Steven R. Beauchamp, our President and Chief Executive Officer and acting Chief Financial Officer. We also rely on our leadership team in the areas of research and development, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with certain of our executive officers, including Mr. Beauchamp, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.

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

We host our solutions at a third-party facility in Franklin Park, Illinois and utilize another third-party facility in Kenosha, Wisconsin for backup and disaster recovery. We also may decide to employ additional offsite data centers in the future to accommodate growth.

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

For example, we might lose sales or incur significant expenses if states successfully impose broader guidelines on state sales and use taxes. A successful assertion by one or more states requiring us to collect sales or other taxes on our software or provision of our services could result in substantial tax liabilities for past transactions and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities in order to determine how to comply with that state’s rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes in addition to taxes going forward. Liability for past taxes might also include substantial interest and penalty charges. Our clients typically pay us for applicable sales and similar taxes. Nevertheless, our clients might be reluctant to pay back taxes and might refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on us going forward will effectively increase the cost of our services to our clients and might adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results including increased volatility, and could affect the reporting of transactions completed before the announcement of a change. Our accounting policies that have been or may be affected by changes in accounting principles include, but are not limited to, revenue recognition and accounting for leases.

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

As of August 4, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 48.6% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

We have not declared or paid dividends on our common stock in the past three fiscal years and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

As of August 4, 2017, we had an aggregate of 51,750,086 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Global Select Market including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and has made some activities more time consuming and costly. In addition, our management and other personnel have been required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and will continue to incur significant expenses as well as devote substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Although we have hired additional employees to comply with these requirements, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to comply with any regulatory changes.

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

Our bylaws provide that the state and federal courts located within the state of Delaware are the sole and exclusive forums for certain legal actions involving the company or our directors, officers and employees.

On February 2, 2016, we amended our bylaws to designate the state and federal courts located within the state of Delaware as the sole and exclusive forums for claims arising derivatively, pursuant to the Delaware General Corporation Law or governed by the internal affairs doctrine. The choice of forum provision is expressly authorized by the Delaware General Corporation Law, which was amended so that companies would not have to litigate internal claims in more than one jurisdiction. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving such extra-forum claims, which could adversely affect our business and financial condition. This bylaw provision, therefore, may dissuade or discourage claimants from initiating lawsuits or claims against us or our directors and officers in forums other than Delaware.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2017, our corporate headquarters occupied approximately 135,000 square feet in Arlington Heights, Illinois under leases with final expiration in July 2022. As of June 30, 2017, we also leased facilities in Schaumburg, Illinois, New York, New York, Rochester, New York, Lake Mary, Florida, Nashua, New Hampshire, Springfield, New Jersey, Boise, Idaho and Oakland, California.

In June 2016, we entered into a lease for approximately 309,559 rentable square feet of office space located in Schaumburg, Illinois. We intend to use the leased premises as our headquarters upon the expiration of the lease of our current headquarters. The lease provides for phased delivery and commencement dates, with commencement expected to occur on the following approximate dates:  Phase I (June 1, 2017), Phase II (November 1, 2017), Phase III (July 1, 2018), and Phase IV (July 1, 2019). The actual commencement dates are subject to timely delivery of the premises by the landlord. The lease provides for a term beginning on the Phase I commencement date and ending 180 full calendar months after the landlord delivers the Phase II premises, which is expected to be on or about November 1, 2017, with two subsequent five-year renewal options.

In February 2017, we entered into a lease for approximately 62,000 rentable square feet of office space located in Meridian, Idaho. We intend to use the leased premises to accommodate the continued expansion of our employee base in the western region of the United States. The lease provides for phased delivery and commencement dates with commencement expected to occur on the following approximate dates: Phase I (July 1, 2018) and Phase II (February 1, 2020). The actual commencement dates are subject to timely delivery of the premises by the landlord. The lease provides for a term beginning on the Phase I commencement date and ending after 120 full calendar months with four subsequent five-year renewal options.

For additional information regarding obligations under operating leases, see Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCTY”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended June 30, 2016
First Quarter	$37.49	$29.02
Second Quarter	$46.23	$29.66
Third Quarter	$38.56	$25.17
Fourth Quarter	$43.20	$32.88
Year ended June 30, 2017
First Quarter	$47.27	$41.47
Second Quarter	$46.02	$30.01
Third Quarter	$39.51	$29.92
Fourth Quarter	$49.16	$37.93

On August 4, 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $43.98 per share, and there were 17 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Dividend Policy

We have not declared or paid dividends on our common stock since our IPO. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on March 19, 2014, the initial trading day of our common stock, and ending on June 30, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

	Year Ended June 30,
	2013	2014	2015	2016	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$71,309	$100,362	$142,168	$217,416	$284,817
Interest income on funds held for clients	1,459	1,582	1,901	2,688	3,631
Total recurring revenues	72,768	101,944	144,069	220,104	288,448
Implementation services and other	4,526	6,743	8,629	10,597	11,562
Total revenues	77,294	108,687	152,698	230,701	300,010
Cost of revenues:
Recurring revenues	28,863	37,319	46,366	66,131	85,399
Implementation services and other	10,803	17,775	24,530	31,954	38,588
Total cost of revenues	39,666	55,094	70,896	98,085	123,987
Gross profit	37,628	53,593	81,802	132,616	176,023
Operating expenses:
Sales and marketing	18,693	28,276	43,035	61,832	77,506
Research and development	6,825	10,355	19,864	26,736	29,098
General and administrative	12,079	21,980	32,824	47,598	62,123
Total operating expenses	37,597	60,611	95,723	136,166	168,727
Operating income (loss)	31	(7,018)	(13,921)	(3,550)	7,296
Other income (expense)	(16)	163	54	(124)	73
Income (loss) before income taxes	15	(6,855)	(13,867)	(3,674)	7,369
Income tax expense (benefit)	(602)	255	105	177	651
Net income (loss)	$617	$(7,110)	$(13,972)	$(3,851)	$6,718
Net income (loss) attributable to common stockholders	$(2,291)	$(9,392)	$(13,972)	$(3,851)	$6,718
Net income (loss) per share attributable to common stockholders:
Basic	$(0.07)	$(0.26)	$(0.28)	$(0.08)	$0.13
Diluted	$(0.07)	$(0.26)	$(0.28)	$(0.08)	$0.12
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	31,988	36,707	50,127	50,913	51,415
Diluted	31,988	36,707	50,127	50,913	54,057
Other Financial Data:
Adjusted Gross Profit(1)	$40,695	$57,029	$87,226	$141,029	$189,272
Adjusted Recurring Gross Profit(1)	$46,972	$67,458	$101,876	$161,184	$214,825
Adjusted EBITDA(1)	$6,301	$5,448	$8,238	$28,398	$56,190

	As of June 30,
	2013	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,594	$78,848	$81,258	$86,496	$103,468
Working capital(2)	2,305	67,137	69,296	68,986	88,040
Funds held for clients	355,905	417,261	591,219	1,239,622	942,459
Total assets	377,916	528,151	720,548	1,390,689	1,137,441
Debt, current portion	625	—	—	—	—
Client fund obligations	355,905	417,261	591,219	1,239,622	942,459
Long-term debt, net of current portion	938	—	—	—	—
Redeemable convertible preferred stock	36,573	—	—	—	—
Stockholders’ equity (deficit)	(26,592)	91,134	107,580	119,572	147,613

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any.

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

Because of these limitations, you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income (loss) or net cash provided by operating activities, in each case as determined in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results, and we use Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA only as supplemental information.

Directly comparable GAAP measures to Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are gross profit, total recurring revenues and net income (loss), respectively. We reconcile Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2013	2014	2015	2016	2017
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$37,628	$53,593	$81,802	$132,616	$176,023
Amortization of capitalized internal-use software costs	3,067	2,195	2,606	5,446	9,447
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	920	2,818	2,967	3,802
One-time founder funded bonus pay-outs	—	321	—	—	—
Adjusted Gross Profit	$40,695	$57,029	$87,226	$141,029	$189,272

	Year Ended June 30,
	2013	2014	2015	2016	2017
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$72,768	$101,944	$144,069	$220,104	$288,448
Cost of recurring revenues	(28,863)	(37,319)	(46,366)	(66,131)	(85,399)
Recurring gross profit	43,905	64,625	97,703	153,973	203,049
Amortization of capitalized internal-use software costs	3,067	2,195	2,606	5,446	9,447
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	—	496	1,567	1,765	2,329
One-time founder funded bonus pay-outs	—	142	—	—	—
Adjusted Recurring Gross Profit	$46,972	$67,458	$101,876	$161,184	$214,825

	Year Ended June 30,
	2013	2014	2015	2016	2017
	(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$617	$(7,110)	$(13,972)	$(3,851)	$6,718
Interest expense	192	67	—	—	—
Income tax expense (benefit)	(602)	255	105	177	651
Depreciation and amortization expense	5,571	6,336	8,609	13,873	21,027
EBITDA	5,778	(452)	(5,258)	10,199	28,396
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	523	4,929	13,496	18,199	27,794
One-time founder funded bonus pay-outs	—	971	—	—	—
Adjusted EBITDA	$6,301	$5,448	$8,238	$28,398	$56,190

(2)	Working capital is defined as total current assets minus total current liabilities.

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

We believe we have the opportunity to continue to grow our business over the long term, and to do so we have invested, and intend to continue to invest, across our entire organization. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments vary based on the rate at which we add new clients, add new personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. If general economic conditions were to deteriorate, including declines in private sector employment growth and business productivity, increases in the unemployment rate and changes in interest rates, we may experience delays in our sales cycles, increased pressure from prospective customers to offer discounts and increased pressure from existing customers to renew expiring recurring revenue agreements for lower amounts. Our interest income on funds held for clients continues to be adversely impacted by historically low interest rates.

Our operating subsidiary Paylocity Corporation was incorporated in July 1997 as an Illinois corporation. In November 2013, we formed Paylocity Holding Corporation, a Delaware corporation, of which Paylocity Corporation is a wholly owned subsidiary. Paylocity Holding Corporation had no operations prior to the restructuring. All of our business operations, excluding interest earned on certain cash holdings and expenses associated with certain secondary stock offerings, have historically been, and are currently, conducted by Paylocity Corporation, and the financial results presented herein are entirely attributable to the results of its operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $144.1 million in fiscal 2015 to $220.1 million in fiscal 2016, representing a 53% year-over-year increase. Recurring revenue increased from $220.1 million in fiscal 2016 to $288.4 million in fiscal 2017, representing a 31% year-over-year increase. Recurring revenue was positively impacted by the launch in fiscal 2016 of our Affordable Care Act (“ACA”) compliance solution, which had significant penetration beginning in the second quarter of fiscal 2016. The impact on year-over-year revenue growth of our ACA compliance solution was the highest in the first quarter of fiscal 2017. Recurring revenue represented 94%, 95% and 96% of total revenue in fiscal 2015,  2016 and 2017, respectively.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. We have increased our number of clients from approximately 10,350 as of June 30, 2015 to approximately 14,550 as of June 30, 2017, representing a compound annual growth rate of approximately 19%. The table below sets forth our client count for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2015	2016	2017
Client Count	10,350	12,500	14,550

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

Recurring Fees From New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions, which had not been on or used any of our solutions for a full year as of the start of the current fiscal year.  We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base.  Our recurring fees from new clients was 45% for both fiscal 2015 and fiscal 2016 and 40% for fiscal 2017.

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Year Ended June 30,
	2015	2016	2017
	(in thousands)
Adjusted Gross Profit	$87,226	$141,029	$189,272
Adjusted Recurring Gross Profit	$101,876	$161,184	$214,825
Adjusted EBITDA	$8,238	$28,398	$56,190

For a further discussion of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, including a reconciliation of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to GAAP, see Part II, Item 6: “Consolidated Selected Financial Data.”

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees.  As such, the number of client employees on our system is not a good indicator of our financial results in any period.  Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for approximately 93%,  94% and 95% of our total revenues during the years ended June 30, 2015,  2016 and 2017, respectively.

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

Cost of Revenues

Cost of Recurring Revenues

Cost of recurring revenues is generally expensed as incurred and includes costs to provide our payroll and other HCM solutions primarily consisting of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support, payroll tax filing and distribution of printed checks and other materials. These costs also include third-party reseller costs, delivery costs, computing costs and amortization of capitalized internal-use software costs, as well as bank fees associated with client fund transfers. We expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $2.6 million, $5.4 million and $9.4 million of capitalized internal-use software costs in fiscal 2015,  2016 and 2017, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits involved in the implementation of our payroll and other HCM solutions for new clients. Implementation costs are generally fixed in the short-term and exceed associated implementation revenue charged to each client. We intend to grow our business through acquisition of new clients, and doing so will require increased personnel to implement our solutions. Therefore, our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses and benefits, marketing expenses and other related costs. Commissions are primarily earned and recognized in the month when implementation is complete and the client first utilizes a service and are typically paid within two months after the start of service. Bonuses paid to sales staff for attainment of certain performance criteria are accrued in the fiscal year in which they are earned and are subsequently paid annually in the first fiscal quarter of the following year.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2015,  2016 and 2017.

	Year Ended June 30,
	2015	2016	2017
	(in thousands)
Capitalized portion of research and development	$4,870	$9,516	$15,414
Expensed portion of research and development	19,864	26,736	29,098
Total research and development	$24,734	$36,252	$44,512

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

Other Income (Expense)

Other income (expense) generally consists of interest income related to interest received on our cash and cash equivalents, net of losses on disposals of property and equipment.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2015	2016	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$142,168	$217,416	$284,817
Interest income on funds held for clients	1,901	2,688	3,631
Total recurring revenues	144,069	220,104	288,448
Implementation services and other	8,629	10,597	11,562
Total revenues	152,698	230,701	300,010
Cost of revenues:
Recurring revenues	46,366	66,131	85,399
Implementation services and other	24,530	31,954	38,588
Total cost of revenues	70,896	98,085	123,987
Gross profit	81,802	132,616	176,023
Operating expenses:
Sales and marketing	43,035	61,832	77,506
Research and development	19,864	26,736	29,098
General and administrative	32,824	47,598	62,123
Total operating expenses	95,723	136,166	168,727
Operating income (loss)	(13,921)	(3,550)	7,296
Other income (expense)	54	(124)	73
Income (loss) before income taxes	(13,867)	(3,674)	7,369
Income tax expense	105	177	651
Net income (loss)	$(13,972)	$(3,851)	$6,718

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2015	2016	2017

Consolidated Statements of Operations Data:
Revenues:
Recurring fees	93%	94%	95%
Interest income on funds held for clients	1%	1%	1%
Total recurring revenues	94%	95%	96%
Implementation services and other	6%	5%	4%
Total revenues	100%	100%	100%
Cost of revenues:
Recurring revenues	30%	29%	28%
Implementation services and other	16%	14%	13%
Total cost of revenues	46%	43%	41%
Gross profit	54%	57%	59%
Operating expenses:
Sales and marketing	28%	27%	26%
Research and development	13%	11%	10%
General and administrative	22%	21%	21%
Total operating expenses	63%	59%	57%
Operating income (loss)	(9)%	(2)%	2%
Other income (expense)	0%	0%	0%
Income (loss) before income taxes	(9)%	(2)%	2%
Income tax expense	0%	0%	0%
Net income (loss)	(9)%	(2)%	2%

Comparison of Fiscal Years Ended June 30, 2015,  2016 and 2017

Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2015 to 2016		2016 to 2017
	2015	2016	2017	$	%	$	%
Recurring fees	$142,168	$217,416	$284,817	$75,248	53%	$67,401	31%
Percentage of total revenues	93%	94%	95%
Interest income on funds held for clients	$1,901	$2,688	$3,631	$787	41%	$943	35%
Percentage of total revenues	1%	1%	1%
Implementation services and other	$8,629	$10,597	$11,562	$1,968	23%	$965	9%
Percentage of total revenues	6%	5%	4%

Recurring Fees

Recurring fees for the year ended June 30, 2017 increased by $67.4 million, or 31%, to $284.8 million from $217.4 million for the year ended June 30, 2016. Recurring fees increased primarily as a result of incremental revenues from new and existing clients, including revenue related to our ACA compliance solution offered to new and existing clients, which we launched in fiscal 2016 and experienced significant penetration beginning in the second quarter of fiscal 2016. Our client count at June 30, 2017 increased by 16% to approximately 14,550  from approximately 12,500 at June 30, 2016.

Recurring fees for the year ended June 30, 2016 increased by $75.2 million, or 53%, to $217.4 million from $142.2 million for the year ended June 30, 2015. Recurring fees increased primarily as a result of incremental revenues from new and existing clients, including revenue related to our ACA compliance solution offered to new and existing clients, which we launched in fiscal 2016. Our client count at June 30, 2016 increased by 21% to approximately 12,500 from approximately 10,350 at June 30, 2015.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2017 increased by $0.9 million, or 35%, to $3.6 million from $2.7 million for the year ended June 30, 2016. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base.

Interest income on funds held for clients for the year ended June 30, 2016 increased by $0.8 million, or 41%, to $2.7 million from $1.9 million for the year ended June 30, 2015. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the year ended June 30, 2017 increased by $1.0 million, or 9%, to $11.6 million from $10.6 million for the year ended June 30, 2016. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during fiscal 2017 as compared to fiscal 2016.

Implementation services and other revenue for the year ended June 30, 2016 increased by $2.0 million, or 23%, to $10.6 million from $8.6 million for the year ended June 30, 2015. Implementation services and other revenue increased primarily as a result of an increase in the number of new clients during fiscal 2016 as compared to fiscal 2015.

Cost of Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2015 to 2016		2016 to 2017
	2015	2016	2017	$	%	$	%
Cost of recurring revenues	$46,366	$66,131	$85,399	$19,765	43%	$19,268	29%
Percentage of recurring revenues	32%	30%	30%
Recurring gross margin	68%	70%	70%
Cost of implementation services and other	$24,530	$31,954	$38,588	$7,424	30%	$6,634	21%
Percentage of implementation services and other	284%	302%	334%
Implementation gross margin	(184)%	(202)%	(234)%

Cost of Recurring Revenues

Cost of recurring revenues for the year ended June 30, 2017 increased by $19.3 million, or 29%, to $85.4 million from $66.1 million for the year ended June 30, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $8.8 million in additional employee-related costs resulting from additional personnel to provide services to new and existing clients, $5.9 million in delivery and other processing-related fees and $4.0 million in increased internal-use software amortization. Recurring gross margin was 70% in both fiscal 2016 and 2017.

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

Cost of Implementation Services and Other

Cost of implementation services and other for the year ended June 30, 2017 increased by $6.6 million, or 21%, to $38.6 million from $32.0 million for the year ended June 30, 2016. Cost of implementation services and other increased primarily due to an increase in new clients during fiscal 2017, and a corresponding increase of $5.6 million in employee-related costs to implement our solutions for new and existing clients.

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

Operating Expenses

($ in thousands)

Sales and Marketing

				Change from		Change from
	Year Ended June 30,			2015 to 2016		2016 to 2017
	2015	2016	2017	$ %		$ %
Sales and marketing	$43,035	$61,832	$77,506	$18,797	44%	$15,674	25%
Percentage of total revenues	28%	27%	26%

Sales and marketing expenses for the year ended June 30, 2017 increased by $15.7 million, or 25%, to $77.5 million from $61.8 million for the year ended June 30, 2016. The increase in sales and marketing expenses in fiscal 2017 was primarily the result of $12.0 million of additional employee-related costs from the expansion of our sales team by 81 personnel (including management, sales engineers, direct sales, sales administration and sales lead generation support). The increase was also attributable to $1.8 million of stock-based compensation associated with our equity incentive plan.

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

Research and Development

				Change from		Change from
	Year Ended June 30,			2015 to 2016		2016 to 2017
	2015	2016	2017	$ %		$ %
Research and development	$19,864	$26,736	$29,098	$6,872	35%	$2,362	9%
Percentage of total revenues	13%	11%	10%

Research and development for the year ended June 30, 2017 increased by $2.4 million, or 9%, to $29.1 million from $26.7 million for the year ended June 30, 2016. Research and development costs increased in fiscal 2017 primarily due to $7.2 million of additional employee-related expenses related to 49 additional development personnel and $1.0 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $6.1 million.

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

General and Administrative

				Change from		Change from
	Year Ended June 30,			2015 to 2016		2016 to 2017
	2015	2016	2017	$ %		$ %
General and administrative	$32,824	$47,598	$62,123	$14,774	45%	$14,525	31%
Percentage of total revenues	22%	21%	21%

General and administrative expenses for the year ended June 30, 2017 increased by $14.5 million, or 31%, to $62.1 million from $47.6 million for the year ended June 30, 2016. General and administrative expenses increased primarily as a result of $6.3 million of additional stock-based compensation costs, of which $2.9 million is related to modified equity awards as explained in Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, $3.9 million of increased occupancy costs incurred as a result of our requirement for additional office space and $3.8 million of additional employee-related expenses including the addition of 14 personnel.

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

Other Income (Expense)

				Change from	Change from
	Year Ended June 30,			2015 to 2016	2016 to 2017
	2015	2016	2017	$ %	$ %
Other income (expense)	$54	$(124)	$73	$(178) *	$197 *
Percentage of total revenues	0%	0%	0%

*Not Meaningful

Other income (expense) for the year ended June 30, 2017 increased by $0.2 million as compared to the year ended June 30, 2016. Other income (expense) for the year ended June 30, 2017 primarily consists of interest income earned on our cash and cash equivalents, partially offset by loss on the disposal of property and equipment.

Other income (expense) for the year ended June 30, 2016 decreased by $0.2 million as compared to the year ended June 30, 2015. Other income (expense) for the year ended June 30, 2016 primarily consists of loss on the disposal of property and equipment, partially offset by interest income earned on our cash and cash equivalents.

Income Tax Expense

				Change from		Change from
	Year Ended June 30,			2015 to 2016		2016 to 2017
	2015	2016	2017	$	%	$ %
Effective tax rate	*	*	*
Income tax expense	$105	$177	$651	$72	69%	$474	268%
Percentage of total revenues	0%	0%	0%

*Not Meaningful

Income tax expense for the year ended June 30, 2017 was higher due to the generation of net income for fiscal 2017 as compared to the year ended June 30, 2016.

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

In determining whether revenues from implementation services can be accounted for separately from recurring revenues, we consider the nature of the implementation services and the availability of the implementation services from other vendors. We established standalone value for implementation primarily due to the historical activity of third-party vendors that performed these services and as such, account for such implementation services separate from the recurring revenues.

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

Property and Equipment and Long-Lived Assets

We state property and equipment at cost. We calculate depreciation on property and equipment using a straight-line method over the estimated useful lives of the assets, generally three to seven years for most classes of assets, or over the term of the related lease for leasehold improvements. We recognized depreciation expense of $5.1 million, $6.9 million and $10.1 million during the years ended June 30, 2015,  2016, and 2017, respectively.

We review long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, we recognize impairment to the extent that the carrying amount exceeds its fair value. We determine fair value through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of long-lived assets during the years ended June 30,  2015,  2016 or 2017.

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

Internal-use software is amortized on a straight-line basis, generally over a 24-month period. We evaluate the useful lives of these assets on an annual basis and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software during the years ended June 30, 2015,  2016 or 2017. We capitalized $4.9 million, $9.5 million, and $15.4 million of internal-use software costs for the years ended June 30, 2015,  2016 and 2017, respectively, including stock-based compensation costs of $0.7 million, $1.1 million and $1.8 million in the years ended June 30, 2015,  2016 and 2017, respectively. We amortized $2.6 million, $5.4 million, and $9.4 million of capitalized internal-use software costs for the years ended June 30, 2015,  2016 and 2017, respectively. In fiscal 2015, fiscal 2016 and fiscal 2017, we developed significant additional functionality in several of our applications. This development resulted in an increase in capitalized internal-use software costs in fiscal 2017 as compared to fiscal 2016 and in fiscal 2016 as compared to fiscal 2015.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We have recorded goodwill in connection with the acquisitions of BFKMS, Inc. and Synergy Payroll LLC. Goodwill is not amortized, but instead is tested for impairment at least annually. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount, the two-step goodwill impairment test is required.  Otherwise, no further analysis is required.

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

We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. Based on our qualitative assessments over our single reporting segment, we did not recognize any impairment for fiscal year 2015,  2016 or 2017.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the consolidated balance sheets. Client relationships use the straight-line method of amortization over an accelerated nine-year time frame, while the non-solicitation agreements uses the straight-line method of amortization over two to three year life of the agreements. Amortization expense associated with our intangible assets was $0.9 million during the year ended June 30, 2015 and $1.5 million during the years ended June 30, 2016 and 2017.  We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no such events or changes in circumstances during the years ended June 30, 2015,  2016 or 2017.

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

As of June 30, 2017, options to purchase 2.8 million shares of our common stock were outstanding, 1.5 million restricted stock units were outstanding and 8.2 million shares of our common stock were reserved for future grant.

The following table presents data related to stock options granted on the dates indicated:

	Aug. 18,	Aug. 17,
	2014	2015
Options granted	321,700	149,000
Fair value of stock	$24.80	$35.28
Exercise price	$24.80	$35.28
Fair value of option	$11.14	$12.92

There were no options granted during fiscal 2017. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. We estimate grant date fair value using the Black-Scholes Option-Pricing Model, or Black-Scholes, which requires the use of certain subjective assumptions. Below is a table of the key weighted-average assumptions used in the option valuation calculation for options issued on the dates indicated.

	Aug. 18,	Aug. 17,
	2014	2015
Valuation assumptions:
Weighted average expected dividend yield	—	—
Weighted average expected volatility	43.9%	34.0%
Weighted average expected term (years)	6.25	6.25
Weighted average risk-free interest rate	1.91%	1.83%

We use a dividend yield assumption of zero, as we have never paid regular cash dividends on our common stock since our IPO and presently have no intention of paying any such cash dividends. Since our shares were not publicly traded prior to March 2014, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. Given our limited history of trading as a public company, the Company utilizes the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

Stock-based compensation expense was $13.2 million, $17.6 million and $26.7 million for the years ended June 30, 2015,  2016 and 2017, respectively. If factors change and we employ different assumptions, stock-based compensation expense may differ from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may adversely impact our results of operations in the period such changes are made. We expect to continue to grant equity awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Based on the closing stock price on June 30, 2017 of $45.18, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of June 30, 2017 was $92.6 million, of which $84.8 million related to vested options and $7.8 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of June 30, 2017 was $65.8 million, of which all were unvested.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2017, our principal source of liquidity was $103.5 million of cash and cash equivalents.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data centers and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and seek to establish borrowing capacity to satisfy those needs.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore such balance changes from period to period in accordance with the timing with each payroll cycle. Funds held for clients are solely for the repayment of client fund obligations.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other investment requirements for at least the next 12 months.

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2015	2016	2017
Net cash provided by operating activities	$11,105	$32,993	$61,980
Cash flows from investing activities:
Capitalized internal-use software costs	(4,215)	(8,391)	(13,641)
Purchases of property and equipment	(9,020)	(16,083)	(21,338)
Lease allowances used for tenant improvements	—	—	(2,845)
Payments for acquisitions	(11,979)	(483)	—
Net change in funds held for clients	(173,958)	(648,403)	297,163
Net cash provided by (used in) investing activities	(199,172)	(673,360)	259,339
Cash flows from financing activities:
Net change in client fund obligations	173,958	648,403	(297,163)
Proceeds from follow-on offering, net of issuance costs	18,367	—	—
Payments on initial public offering costs	(75)	—	—
Proceeds from exercise of stock options	247	137	34
Proceeds from employee stock purchase plan	1,773	2,991	3,677
Taxes paid related to net share settlement of equity awards	(3,793)	(5,926)	(11,342)
Excess tax benefits from stock-based compensation	—	—	447
Net cash provided by (used in) financing activities	190,477	645,605	(304,347)
Net change in cash and cash equivalents	$2,410	$5,238	$16,972

Operating Activities

Net cash provided by operating activities was $11.1 million, $33.0 million and $62.0 million for the years ended June 30, 2015,  2016 and 2017, respectively.

The increase in net cash provided by operating activities from fiscal 2016 to fiscal 2017 as well as from fiscal 2015 to fiscal 2016 was primarily due to improved operating results after adjusting for non-cash items, including stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash provided by (used in) investing activities was $(199.2) million, $(673.4) million and $259.3 million, for the years ended June 30, 2015,  2016 and 2017, respectively.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially as a result of the timing of payroll and tax obligations due. Our payroll processing activities involves the movement of significant funds from the account of an employer to employees and relevant taxing authorities. During the year ended June 30, 2017, we processed over $92 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

Excluding the net change in funds held for clients, our net cash used in investing activities was $25.2 million, $25.0 million and $37.8 million, for the years ended June 30, 2015,  2016 and 2017, respectively.

The increase in net cash used in investing activities of $932.7 million from fiscal 2016 to fiscal 2017 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $945.6 million. This was partially offset by increased capitalized internal-use software costs of $5.3 million, increased purchases of property and equipment of $5.3 million and $2.8 million in lease allowances used for tenant improvements. The increase in net cash used in investing activities of $474.2 million from fiscal 2015 to fiscal 2016 was primarily due to the timing of receipts and disbursements of cash and cash equivalents held to satisfy client funds obligations of $474.4 million, increased purchases of property and equipment by $7.1 million and increased capitalized internal-use software costs of $4.2 million, partially offset by a $11.5 million reduction in payments for acquisitions.

Financing Activities

Net cash provided by (used in) financing activities was $190.5 million, $645.6 million and $(304.3) million for the years ended June 30, 2015,  2016 and 2017, respectively. Excluding the net change in client fund obligations, net cash provided by (used in) financing activities was $16.5 million, $(2.8) million and $(7.2) million, respectively.

The decrease in net cash provided by (used in) financing activities of $(950.0) million from fiscal 2016 to fiscal 2017 was primarily the result of a $945.6 million decrease in funds held for clients and a $5.4 million increase in taxes paid related to employees’ net share settlement of equity awards. The increase in net cash provided by financing activities of $455.1 million from fiscal 2015 to fiscal 2016 was primarily the result of a $474.4 million increase in funds held for clients, a $1.2 million increase in proceeds received as a result of employees’ purchase of shares under the employee stock purchase plan, partially offset by $18.4 million of proceeds related to the follow-on offering, net of issuance costs during fiscal 2015 and a $2.1 million increase in taxes paid related to employees’ net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at June 30, 2017:

	Payment Due By Fiscal Period
					2023 and
	Total	2018	2019-2020	2021-2022	Thereafter
Operating lease obligations	$117,338	$7,025	$16,927	$18,225	$75,161
Unconditional purchase obligations	2,268	1,269	999	—	—
	$119,606	$8,294	$17,926	$18,225	$75,161

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $9.0 million, $16.1 million and $21.3 million for the years ended June 30, 2015,  2016 and 2017, respectively, exclusive of capitalized internal-use software costs of $4.2 million, $8.4 million, and $13.6 million for the same periods, respectively. In fiscal 2017, we also purchased $2.8 million in capital expenditures for which we received reimbursement from lease allowances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

New Accounting Pronouncements

Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

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

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and acting Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management, including our Chief Executive Officer and acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and acting Chief Financial Officer has concluded that our internal control over financial reporting was effective as of June 30, 2017.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2017, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed with Report

(1)    Financial Statements.

(2)    Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2017

PAYLOCITY HOLDING CORPORATION

By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Steven R. Beauchamp, with full power of substitution and resubstitution and full power to act, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Steven R. Beauchamp	President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Director	August 11, 2017
Steven R. Beauchamp

/s/ Ian Rogers	Controller (Principal Accounting Officer)	August 11, 2017
Ian Rogers
/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 11, 2017
Steven I. Sarowitz

/s/ Ellen Carnahan	Director	August 11, 2017
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 11, 2017
Jeffrey T. Diehl

/s/ Mark H. Mishler	Director	August 11, 2017
Mark H. Mishler

/s/ Andres D. Reiner	Director	August 11, 2017
Andres D. Reiner

/s/ Ronald V. Waters, III	Director	August 11, 2017
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Paylocity Holding Corporation:

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiary (the Company) as of June 30, 2016 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paylocity Holding Corporation and subsidiary as of June 30, 2016 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the  Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
August 11, 2017

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
	2016	2017
Assets
Current assets:
Cash and cash equivalents	$86,496	$103,468
Accounts receivable, net	1,681	2,040
Prepaid expenses and other	7,409	14,879

Total current assets before funds held for clients	95,586	120,387
Funds held for clients	1,239,622	942,459

Total current assets	1,335,208	1,062,846
Long-term prepaid expenses	845	1,535
Capitalized internal-use software, net	11,427	17,394
Property and equipment, net	26,787	40,756
Intangible assets, net	10,419	8,907
Goodwill	6,003	6,003

Total assets	$1,390,689	$1,137,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,621	$2,046
Accrued expenses	24,979	30,301

Total current liabilities before client fund obligations	26,600	32,347
Client fund obligations	1,239,622	942,459

Total current liabilities	1,266,222	974,806
Deferred rent	4,646	14,621
Deferred income tax liabilities, net	249	401

Total liabilities	$1,271,117	$989,828
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2016 and 2017	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2016 and 2017; 51,132 shares issued and outstanding at June 30, 2016 and 51,738 shares issued and outstanding at June 30, 2017	51	52
Additional paid-in capital	171,515	192,837
Accumulated deficit	(51,994)	(45,276)
Total stockholders’ equity	$119,572	$147,613
Total liabilities and stockholders’ equity	$1,390,689	$1,137,441

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended June 30,
	2015	2016	2017
Revenues:
Recurring fees	$142,168	$217,416	$284,817
Interest income on funds held for clients	1,901	2,688	3,631

Total recurring revenues	144,069	220,104	288,448
Implementation services and other	8,629	10,597	11,562

Total revenues	152,698	230,701	300,010
Cost of revenues:
Recurring revenues	46,366	66,131	85,399
Implementation services and other	24,530	31,954	38,588

Total cost of revenues	70,896	98,085	123,987
Gross profit	81,802	132,616	176,023
Operating expenses:
Sales and marketing	43,035	61,832	77,506
Research and development	19,864	26,736	29,098
General and administrative	32,824	47,598	62,123

Total operating expenses	95,723	136,166	168,727
Operating income (loss)	(13,921)	(3,550)	7,296
Other income (expense)	54	(124)	73

Income (loss) before income taxes	(13,867)	(3,674)	7,369
Income tax expense	105	177	651

Net income (loss)	$(13,972)	$(3,851)	$6,718

Net income (loss) per share:
Basic	$(0.28)	$(0.08)	$0.13
Diluted	$(0.28)	$(0.08)	$0.12

Weighted-average shares used in computing net income (loss) per share:
Basic	50,127	50,913	51,415
Diluted	50,127	50,913	54,057

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2014	49,564	$50	$125,255	$(34,171)	$91,134
Follow-on offering, net of issuance costs	750	1	18,366	—	18,367
Stock-based compensation	—	—	13,824	—	13,824
Stock options exercised	452	—	4,335	—	4,335
Issuance of common stock upon vesting of restricted stock units	120	—	—	—	—
Issuance of common stock under employee stock purchase plan	83	—	1,773	—	1,773
Net settlement for taxes and/or exercise price related to equity awards	(266)	—	(7,881)	—	(7,881)
Net loss	—	—	—	(13,972)	(13,972)
Balances at June 30, 2015	50,703	$51	$155,672	$(48,143)	$107,580
Stock-based compensation	—	—	18,641	—	18,641
Stock options exercised	536	—	6,197	—	6,197
Issuance of common stock upon vesting of restricted stock units	120	—	—	—	—
Issuance of common stock under employee stock purchase plan	102	—	2,991	—	2,991
Net settlement for taxes and/or exercise price related to equity awards	(329)	—	(11,986)	—	(11,986)
Net loss	—	—	—	(3,851)	(3,851)
Balances at June 30, 2016	51,132	$51	$171,515	$(51,994)	$119,572
Stock-based compensation	—	—	28,507	—	28,507
Stock options exercised	691	1	8,550	—	8,551
Issuance of common stock upon vesting of restricted stock units	255	—	—	—	—
Issuance of common stock under employee stock purchase plan	127	—	3,677	—	3,677
Net settlement for taxes and/or exercise price related to equity awards	(467)	—	(19,859)	—	(19,859)
Excess tax benefits from stock-based compensation	—	—	447	—	447
Net income	—	—	—	6,718	6,718
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$147,613

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2015	2016	2017

Cash flows from operating activities:

Net income (loss)	$(13,972)	$(3,851)	$6,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	13,169	17,563	26,734
Depreciation and amortization expense	8,609	13,873	21,027
Deferred income tax expense	91	150	152
Provision for doubtful accounts	90	159	113
Loss on disposal of equipment	256	712	253
Changes in operating assets and liabilities:
Accounts receivable	(449)	(725)	(472)
Prepaid expenses and other	(1,754)	(3,270)	(2,074)
Accounts payable	(186)	72	219
Accrued expenses	5,251	8,310	6,465
Tenant improvement allowance	—	—	2,845
Net cash provided by operating activities	11,105	32,993	61,980

Cash flows from investing activities:
Capitalized internal-use software costs	(4,215)	(8,391)	(13,641)
Purchases of property and equipment	(9,020)	(16,083)	(21,338)
Lease allowances used for tenant improvements	—	—	(2,845)
Payments for acquisitions	(11,979)	(483)	—
Net change in funds held for clients	(173,958)	(648,403)	297,163
Net cash provided by (used in) investing activities	(199,172)	(673,360)	259,339

Cash flows from financing activities:
Net change in client fund obligations	173,958	648,403	(297,163)
Proceeds from follow-on offering, net of issuance costs	18,367	—	—
Payments on initial public offering costs	(75)	—	—
Proceeds from exercise of stock options	247	137	34
Proceeds from employee stock purchase plan	1,773	2,991	3,677
Taxes paid related to net share settlement of equity awards	(3,793)	(5,926)	(11,342)
Excess tax benefits from stock-based compensation	—	—	447
Net cash provided by (used in) financing activities	190,477	645,605	(304,347)
Net Change in Cash and Cash Equivalents	2,410	5,238	16,972
Cash and Cash Equivalents—Beginning of Year	78,848	81,258	86,496
Cash and Cash Equivalents—End of Year	$81,258	$86,496	$103,468
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$—	$1,888	$—
Purchase of property and equipment and internal-use software, accrued but not paid	$210	$607	$667
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$162	$3	$28

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

The consolidated financial statements reflect the financial position and operating results of Paylocity Holding Corporation and include its wholly owned subsidiary Paylocity Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

(b) Concentrations of Risk

The Company regularly maintains cash balances that exceed Federal Depository Insurance Corporation limits. No individual client represents 10% or more of total revenues. For all periods presented, 100% of total revenues were generated by clients in the United States.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows. The Company maintains an allowance for doubtful accounts reflecting estimated potential losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2015	2016	2017
Balance at the beginning of the year	$126	$149	$193
Charged to expense	90	159	113
Write-offs	(67)	(115)	(40)
Balance at the end of the year	$149	$193	$266

(e) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of tenant improvement allowance receivable from landlord, prepaid licensing fees, prepaid insurance premiums, deposits with vendors and time clocks available for sale or lease.

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

Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful lives, generally over a 24-month period. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

(g) Property and Equipment and Long-Lived Assets

Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years for most classes of assets, or over the term of the related lease for leasehold improvements.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

(i) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  As described in Note 5, the Company has recorded goodwill in connection with the acquisitions of certain assets of BFKMS, Inc. and Synergy Payroll, LLC. Goodwill is not amortized, but instead is tested for impairment at least annually in the fourth quarter. ASU 2011-08, Testing Goodwill for Impairment provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step impairment test.  If the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount, the two-step goodwill impairment test is required.  Otherwise, no further analysis is required.

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

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2015, 2016 or 2017 as a result of the Company’s qualitative assessments over its single reporting segment.

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

(l) Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements, Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009‑13”), and Staff Accounting Bulletin 104, Revenue Recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

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

Most multiple-element arrangements include a short implementation services phase, which involves establishing the client within and loading data into the Company’s cloud-based applications. Major recurring fees included in multiple-element arrangements include:

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

In determining whether implementation services can be accounted for separately from recurring revenues, the Company considers the nature of the implementation services and the availability of the implementation services from other vendors. The Company was able to establish standalone value for implementation activities based on the historical activity of third-party vendors that performed these services and as such, accounts for such implementation services separate from the recurring revenues.

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

(m) Cost of Revenues

Cost of revenues consists primarily of the cost of recurring revenues and implementation services, which are expensed when incurred. Cost of revenues for recurring revenues consists primarily of costs to provide recurring services and support to the Company’s clients, and includes amortization of capitalized internal-use software. Cost of revenues for implementation services and other consists primarily of costs to provide implementation and other services.

(n) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $187,  $219 and $199 for the years ended June 30, 2015, 2016 and 2017, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective July 1, 2017. Due to the Company’s tax valuation allowance, it does not expect the portions of the updated standard that relate to excess tax benefits and deficiencies to have a material impact on the Consolidated Financial Statements and disclosures. Additionally, the Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.

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

Substantially all of the Company’s assets that are measured at fair value on a recurring basis are measured using Level 1 inputs. The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable and client fund obligations to approximate the fair value of the respective assets and liabilities at June 30, 2016 and 2017 based upon the short-term nature of these assets and liabilities.

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

(6) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2016	2017
Capitalized internal-use software	$34,249	$49,663
Accumulated amortization	(22,822)	(32,269)
Capitalized internal-use software, net	$11,427	$17,394

Amortization of capitalized internal-use software amounted to $2,606,  $5,446 and $9,447 for the years ended June 30, 2015, 2016 and 2017, respectively and is included in Cost of Revenues—Recurring Revenues.

(7) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2016	2017
Office equipment	$2,528	$3,591
Computer equipment	18,139	24,411
Furniture and fixtures	4,308	7,547
Software	5,059	4,954
Leasehold improvements	11,164	21,426
Time clocks rented by clients	4,046	4,240
Total	45,244	66,169
Accumulated depreciation	(18,457)	(25,413)
Property and equipment, net	$26,787	$40,756

Depreciation expense amounted to $5,084,  $6,905 and $10,068 for the years ended June 30, 2015, 2016 and 2017, respectively.

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

The Company’s amortizable intangible assets have estimated useful lives as follows:

			Weighted
			Average
	Year ended June 30,		Useful
	2016	2017	Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2 - 3 years
Total	12,940	12,940
Accumulated amortization	(2,521)	(4,033)
Intangible assets, net	$10,419	$8,907

Amortization expense for acquired intangible assets was $919, $1,522 and $1,512 for the years ended June 30, 2015, 2016 and 2017, respectively.  Future amortization expense for acquired intangible is as follows, as of June 30, 2017:

Year ending June 30,
2018	$1,427
2019	1,398
2020	1,398
2021	1,398
2022	1,398
Thereafter	1,888
Total	$8,907

(9) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2016	2017
Accrued payroll and personnel costs	$21,658	$25,131
Other	3,321	5,170
Total accrued expenses	$24,979	$30,301

(10) Leases

The Company primarily leases office space in Illinois, California, Florida, Idaho, New Jersey, New Hampshire and New York under non-cancellable operating leases expiring on various dates from June 2018 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from April 2018 through December 2021.

In June 2016, the Company entered into a lease for approximately 310 rentable square feet of office space located in Schaumburg, Illinois. The Company intends to use the leased premises as its headquarters upon the expiration of the lease of its current headquarters. The lease provides for phased delivery and commencement dates, with commencement expected to occur on the following approximate dates:  Phase I (June 1, 2017), Phase II (November 1, 2017), Phase III (July 1, 2018), and Phase IV (July 1, 2019). The actual commencement dates are subject to timely delivery of the premises by the landlord. Under the terms of the lease, the Company will receive a tenant improvement allowance equal to $65.00 per rentable square foot and a 12-month rent abatement period for each lease phase. The lease also provides for a term beginning on the Phase I commencement date and ending 180 full calendar months after the landlord delivers the Phase II premises to the Company, which is expected to be on or about November 1, 2017, with two subsequent five-year renewal options.

In February 2017, the Company entered into a lease for approximately 62 rentable square feet of office space located in Meridian, Idaho. The Company intends to use the leased premises to accommodate the continued expansion of its employee base in the western region of the United States. The lease provides for phased delivery and commencement dates with commencement expected to occur on the following approximate dates: Phase I (July 1, 2018) and Phase II (February 1, 2020). The actual commencement dates are subject to timely delivery of the premises by the landlord. Under the terms of the lease, the Company will receive a tenant improvement allowance equal to $50.00 per rentable square foot and a 3-month rent abatement period for each lease phase. The lease also provides for a term beginning on the Phase I commencement date and ending after 120 full calendar months with four subsequent five-year renewal options.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and future rent increases. Rental expense for operating leases, including amortization of leasehold improvements, was $4,238,  $5,596 and $8,571 for the years ended June 30, 2015, 2016 and 2017, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are:

Year ending June 30,
2018	$7,025
2019	8,354
2020	8,573
2021	9,677
2022	8,548
Later years, through 2033	75,161
Total minimum lease payments	$117,338

(11) Income Taxes

(a) Income Taxes

Income tax expense for the years ended June 30, 2015, 2016 and 2017 consists of the following:

	Year ended June 30,
	2015	2016	2017
Current taxes
U.S. federal	$—	$—	$—
State and local	14	27	500
Deferred taxes:
U.S. federal	83	136	137
State and local	8	14	14
Total income tax expense	$105	$177	$651

(b) Tax Rate Reconciliation

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

	Year ended June 30,
	2015	2016	2017
Income tax expense (benefit) at statutory federal rate	$(4,716)	$(1,249)	$2,503
Increase (reduction) in income taxes resulting from:
Research and development credit, net of federal income tax benefit	(276)	(504)	(1,025)
Non-deductible expenses	418	557	685
Change in valuation allowance	4,570	2,590	(1,349)
State and local income taxes, net of federal income tax benefit	(562)	(432)	(196)
Other	671	(785)	33
	$105	$177	$651

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2016 and 2017 are presented below.

	Year ended June 30,
	2016	2017
Deferred tax assets:
Deferred rent	$694	$1,090
Allowance for doubtful accounts	73	100
Accrued expenses	1,812	2,290
Stock-based compensation	7,367	11,034
Net operating loss carryforwards	4,498	253
Research and development and other credits	3,236	4,984
AMT Credits	11	29
Intangible assets	413	657
Total deferred tax assets	18,104	20,437
Valuation allowance	(10,038)	(8,689)
Net deferred tax assets	8,066	11,748
Deferred tax liabilities:
Research and development costs	(3,681)	(5,649)
Prepaid expenses	(91)	—
Depreciation	(4,543)	(6,500)
Total deferred liabilities	(8,315)	(12,149)
Net deferred tax liability	$(249)	$(401)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Taxable loss for the years ended June 30, 2015, 2016 and 2017 was approximately $12,424, $8,330 and $3,294, respectively, prior to utilization or establishment of net operating loss carryforwards. Based upon the same three-year period pre-tax book income, the Company is in a three-year cumulative loss position. As a result of this and other assessments in the year ended June 30, 2017, management concluded that a full valuation allowance is required for all deferred tax assets except for those associated with indefinite-lived intangible assets.

At June 30, 2017, the Company has gross excess tax benefits from stock option exercises of approximately $30,264 for federal and state income tax purposes. At June 30, 2017, the Company has net operating loss carryforwards for federal income tax purposes of approximately $484 and state income tax purposes of approximately $1,777, both excluding the excess tax benefits from stock option exercises noted above.  The net tax impact of $10,290 and $644 for federal and state income tax purposes, respectively, related to the excess tax benefits from stock option exercises will be credited to additional paid-in capital when realized. The federal NOL carryforwards expire from 2030 to 2037.The state NOL carryforwards expire from 2020 to 2037. The Company also has gross federal and state research and development tax credit and other state credit carryforwards of approximately $4,984, which expire between 2018 and 2037. In addition, the Company has alternative minimum tax credit carryforwards of approximately $11, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The Company had no unrecognized tax benefits as of June 30, 2015, 2016 and 2017, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiary, files a consolidated federal income tax return. For years before 2013 (fiscal year ended June 30, 2014), the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to 2013 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

(12) Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

(13) Benefit Plans

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

As of June 30, 2017, the Company had 12,433 shares allocated to the plans, of which 4,206 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes during the year ended June 30, 2017 in the number of shares available for grant under the Company’s equity incentive plans:

Number of Shares
Available for grant at July 1, 2016	6,244
January 1, 2017 Evergreen provision increase	2,314
RSUs granted	(774)
Shares withheld in settlement of taxes and/or exercise price	467
Forfeitures	89
Shares removed	(113)
Available for grant at June 30, 2017	8,227

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying audited consolidated statements of operations:

	Year ended June 30,
	2015	2016	2017
Cost of revenue – recurring	$1,532	$1,648	$2,162
Cost of revenue – non-recurring	1,222	1,127	1,357
Sales and marketing	3,247	4,441	6,287
Research and development	2,533	2,789	3,086
General and administrative	4,635	7,558	13,842
Total stock-based compensation expense	$13,169	$17,563	$26,734

In addition, the Company capitalized $655,  $1,078 and $1,773 of stock-based compensation costs in its internal-use software in the years ended June 30, 2015, 2016 and 2017, respectively.

In June 2017, Peter McGrail ceased to serve as the Company’s Chief Financial Officer, but continued to serve as an employee of the Company. In connection with Mr. McGrail’s modified employment arrangement, the compensation committee of the Board of Directors approved modifications to terms of the unvested equity awards granted to Mr. McGrail. Any awards held by Mr. McGrail that are subject to time-based vesting will become fully-vested upon his death or disability. Additionally, any performance-based restricted stock unit (“PSU”) awards held by Mr. McGrail will continue to vest and settle based upon actual achievement of previously-established performance metrics, with Mr. McGrail receiving a pro-rata share of the PSU awards based on the number of days Mr. McGrail is employed over the vesting period. As a result of these award modifications, the Company recognized $2,925 in additional stock-based compensation expense for the fiscal year ended June 30, 2017, which was included in general and administrative expense in the Company’s consolidated statements of operations.

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

There were no stock options granted during the year ended June 30, 2017. The following table summarizes the assumptions used for estimating the fair value of stock options granted for the years ended June 30:

	Year ended June 30,
	2015	2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	43.9%	34.0%
Expected term (years)	6.25	6.25
Risk-free interest rate	1.91%	1.83%

Stock option activity during the periods indicated is as follows:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2016	3,464	$11.75	6.70	$108,944
Options forfeited	(22)	$18.88
Options exercised	(691)	$12.37
Balance at June 30, 2017	2,751	$11.54	5.69	$92,556
Options exercisable at June 30, 2017	2,395	$9.80	5.47	$84,757
Options vested and expected to vest at June 30, 2017	2,742	$11.47	5.68	$92,414

There were no stock options granted during the year ended June 30, 2017. The weighted average grant date fair value of options granted during the years ended June 30, 2015 and 2016 was $11.14 and $12.92, respectively. The total intrinsic value of options exercised during the years ended June 30, 2015, 2016 and 2017 was $8,802,  $13,362 and $20,802, respectively. At June 30, 2017, there was $625 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted. That cost is expected to be recognized over a weighted average period of 1.36 years.

The following table summarizes information about stock options outstanding and stock options exercisable at June 30, 2017:

	Options Outstanding			Options Exercisable
Price Range	Number of shares	Weighted average remaining contractual term	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.31 to $3.58	463	3.15	$1.49	463	$1.49
$3.59 to $5.96	854	5.14	$4.88	854	$4.88
$5.97 to $12.02	224	6.03	$7.04	128	$7.04
$12.03 to $20.90	796	6.72	$17.00	796	$17.00
$20.91 to $35.28	414	7.48	$28.46	154	$27.16
Total	2,751	5.69	$11.54	2,395	$9.80

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue metrics in future fiscal years. The following table represents restricted stock unit activity during the year ended June 30, 2017:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2016	1,003	$32.74
RSUs granted	774	$45.66
RSUs vested	(255)	$32.97
RSUs forfeited	(67)	$38.09
RSU balance at June 30, 2017	1,455	$39.96
RSUs expected to vest at June 30, 2017	1,269	$39.59

At June 30, 2017, there was $20,599 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.89 years.

The total excess income tax benefits for stock-based compensation arrangements was $5,562,  $8,228 and $15,130 for the years ended June 30, 2015, 2016 and 2017, respectively. As described in Note 2, the Company will adopt ASU 2016-09 as of July 1, 2017. As a result, in the future, the Company will recognize these tax benefits through income tax expense instead of additional paid-in capital as required under current GAAP.

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

As of June 30, 2017, a total of 824 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. For fiscal year 2017, the Company’s board of directors determined that it would not increase the number of common shares reserved for issuance under the ESPP.

The Company issued a total of 127 shares upon the completion of its six-month offering periods ending November 15, 2016 and May 15, 2017. The Company recorded compensation expense attributable to the ESPP of $656,  $1,069 and $1,263 for the years ended June 30, 2015, 2016 and 2017, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2015	2016	2017
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	35.5 - 48.4%	44.1 - 53.4%	38.9 - 53.4%
Expected term (years)	0.3 - 0.5	0.5	0.5
Risk‑free interest rate	0.04 - 0.11%	0.11 - 0.31%	0.28 - 1.02%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a safe harbor matching provision that covers all eligible employees.  Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1, 2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,656,  $2,717 and $3,667 for the years ended June 30, 2015, 2016 and 2017, respectively.

(14) Commitments and Contingencies

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

(15) Earnings Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units and the shares purchasable via the employee stock purchase plan as of the balance sheet date.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year ended June 30,
	2015	2016	2017
Numerator:
Net income (loss)	$(13,972)	$(3,851)	$6,718

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	50,127	50,913	51,415
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	—	2,642
Diluted	50,127	50,913	54,057

Net income (loss) per share:
Basic	$(0.28)	$(0.08)	$0.13
Diluted	$(0.28)	$(0.08)	$0.12

The following table summarizes the outstanding employee stock options, restricted stock units and employee stock purchase plan shares that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30,
	2015	2016	2017

Employee stock options	3,956	3,464	145
Restricted stock units	386	1,003	627
Employee stock purchase plan shares	13	15	14
Total	4,355	4,482	786

(16) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended June 30, 2016 and 2017.

	Quarter Ended
	September 30,	December 31,
	2015	2015	March 31, 2016	June 30, 2016
Consolidated Statements of Operations Data
Revenues	$45,108	$55,184	$70,570	$59,839
Gross profit	$24,913	$31,084	$43,361	$33,258
Operating income (loss)	$(3,417)	$(1,294)	$6,201	$(5,040)
Net income (loss)	$(3,435)	$(1,165)	$6,161	$(5,412)
Net income (loss) per share:
Basic	$(0.07)	$(0.02)	$0.12	$(0.11)
Diluted	$(0.07)	$(0.02)	$0.12	$(0.11)
Weighted-average shares used in computing net income (loss) per share:
Basic	50,744	50,890	50,962	51,058
Diluted	50,744	50,890	53,424	51,058

	Quarter Ended
	September 30,	December 31,
	2016	2016	March 31, 2017	June 30, 2017
Consolidated Statements of Operations Data
Revenues	$65,022	$68,654	$90,273	$76,061
Gross profit	$36,663	$38,271	$58,191	$42,898
Operating income (loss)	$(2,507)	$(1,643)	$14,880	$(3,434)
Net income (loss)	$(2,568)	$(1,671)	$14,801	$(3,844)
Net income (loss) per share:
Basic	$(0.05)	$(0.03)	$0.29	$(0.07)
Diluted	$(0.05)	$(0.03)	$0.27	$(0.07)
Weighted-average shares used in computing net income (loss) per share:
Basic	51,231	51,384	51,447	51,602
Diluted	51,231	51,384	54,002	51,602

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2*	Amended and Restated By-Laws of the Registrant.

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.2.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.2.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.3†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.4†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.5†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.6	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.7.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.7.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014
10.7.3	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.8†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.9†	First Amended and Restated Executive Employment Agreement between Paylocity Corporation and Peter J. McGrail, dated February 7, 2014.	10-K	001-36348	10.10	August 14, 2015

10.10†	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.	10-K	001-36348	10.11	August 12, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11†	Executive Employment Agreement between Paylocity Corporation and Edward W. Gaty, dated August 8, 2016.	8-K	001-36348	10.1	August 9, 2016

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1	List of Subsidiaries of the Registrant.	S-1	333-193661	21.1	January 30, 2014

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 62 to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**

Certification of Chief Executive Officer Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

†Management contract, compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith.