Form 10-Q
period 2017-09-30
Paylocity Holding Corp
filed 2017-11-03
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,516,830 shares of Common Stock, $0.001 par value per share, as of October 27, 2017.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART I

FINANCIAL INFORMATION

Item  1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$103,468	$97,399
Accounts receivable, net	2,040	2,565
Prepaid expenses and other	14,879	13,494

Total current assets before funds held for clients	120,387	113,458
Funds held for clients	942,459	941,989

Total current assets	1,062,846	1,055,447
Long-term prepaid expenses	1,535	1,323
Capitalized internal-use software, net	17,394	17,979
Property and equipment, net	40,756	44,968
Intangible assets, net	8,907	8,548
Goodwill	6,003	6,003

Total assets	$1,137,441	$1,134,268

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,046	$1,864
Accrued expenses	30,301	26,728

Total current liabilities before client fund obligations	32,347	28,592
Client fund obligations	942,459	941,989

Total current liabilities	974,806	970,581
Deferred rent	14,621	14,529
Deferred income tax liabilities, net	401	438

Total liabilities	$989,828	$985,548
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2017 and September 30, 2017	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2017 and September 30, 2017; 51,738 shares issued and outstanding at June 30, 2017 and 52,075 shares issued and outstanding at September 30, 2017	52	52
Additional paid-in capital	192,837	193,406
Accumulated deficit	(45,276)	(44,733)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	$147,613	$148,720
Total liabilities and stockholders’ equity	$1,137,441	$1,134,268

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2017
Revenues:
Recurring fees	$61,920	$77,294
Interest income on funds held for clients	717	1,617

Total recurring revenues	62,637	78,911
Implementation services and other	2,385	2,589

Total revenues	65,022	81,500
Cost of revenues:
Recurring revenues	19,103	24,091
Implementation services and other	9,256	10,868

Total cost of revenues	28,359	34,959
Gross profit	36,663	46,541
Operating expenses:
Sales and marketing	18,011	21,180
Research and development	7,301	8,895
General and administrative	13,858	15,951

Total operating expenses	39,170	46,026
Operating income (loss)	(2,507)	515
Other income	39	109

Income (loss) before income taxes	(2,468)	624
Income tax expense	100	81

Net income (loss)	$(2,568)	$543

Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	—	(5)
Total other comprehensive loss, net of tax	—	(5)
Comprehensive income (loss)	$(2,568)	$538

Net income (loss) per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Weighted-average shares used in computing net income (loss) per share:
Basic	51,231	51,893
Diluted	51,231	54,610

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	7,039	—	—	7,039
Stock options exercised	104	—	1,479	—	—	1,479
Issuance of common stock upon vesting of restricted stock units	406	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(173)	—	(7,949)	—	—	(7,949)
Unrealized losses on securities, net of tax	—	—	—	—	(5)	(5)
Net income	—	—	—	543	—	543
Balances at September 30, 2017	52,075	$52	$193,406	$(44,733)	$(5)	$148,720

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2016	2017

Cash flows from operating activities:

Net income (loss)	$(2,568)	$543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,813	6,606
Depreciation and amortization expense	4,268	6,673
Deferred income tax expense	78	37
Provision for doubtful accounts	(3)	4
Net accretion of discounts and amortization of premiums on available-for-sale securities	—	(108)
Loss on disposal of equipment	28	31
Changes in operating assets and liabilities:
Accounts receivable	(73)	(529)
Prepaid expenses and other	1,289	(305)
Accounts payable	85	(101)
Accrued expenses	(7,034)	(6,304)
Tenant improvement allowance	—	1,656
Net cash provided by operating activities	1,883	8,203

Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	(58,844)
Proceeds from sales of available-for-sale securities from funds held for clients	—	421
Net change in funds held for clients’ cash and cash equivalents	468,674	59,001
Capitalized internal-use software costs	(2,887)	(3,751)
Purchases of property and equipment	(2,952)	(2,693)
Lease allowances used for tenant improvements	—	(1,466)
Net cash provided by (used in) investing activities	462,835	(7,332)

Cash flows from financing activities:
Net change in client fund obligations	(468,674)	(470)
Taxes paid related to net share settlement of equity awards	(4,542)	(6,470)
Net cash used in financing activities	(473,216)	(6,940)
Net Change in Cash and Cash Equivalents	(8,498)	(6,069)
Cash and Cash Equivalents—Beginning of Period	86,496	103,468
Cash and Cash Equivalents—End of Period	$77,998	$97,399
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment and internal-use software, accrued but not paid	$1,781	$4,317
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$16	$53

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 11, 2017.

(c) Funds Held For Clients and Corporate Investments

Funds held for clients is primarily comprised of cash and cash equivalents invested in demand deposit accounts. Starting in July 2017, the Company also invested a portion of its funds held for clients in marketable securities.

All marketable securities are classified as available-for-sale and are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). Interest on marketable securities included in funds held for clients is reported as interest income on funds held for clients on the consolidated statements of operations and comprehensive income (loss).

The Company reviews the composition of its portfolio for any available-for-sale security that has a fair value that falls below its amortized cost. If any security fits this criterion, the Company further evaluates whether other-than-temporary impairment exists by considering whether the Company has the intent and ability to retain the security for a period of time sufficient enough to allow for anticipated fair value recovery. The Company did not record any other-than-temporary impairment charges during the three months ended September 30, 2017.

(d)  Income Taxes

Differences in the normal relationship between the income tax expense and pre-tax income (loss) materially result from the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

(e)  Stock-Based Compensation

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

(f)  Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective July 1, 2017. Due to the Company’s tax valuation allowance, the adoption of this standard did not have a material impact on its consolidated financial statements and disclosures. The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.

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

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2017	$266
Charged to expense	4
Write-offs	(43)
Balance at September 30, 2017	$227

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2017	2017
Capitalized internal-use software	$49,663	$53,637
Accumulated amortization	(32,269)	(35,658)
Capitalized internal-use software, net	$17,394	$17,979

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $1,684 and $3,389 for the three months ended September 30, 2016 and 2017, respectively.

Property and equipment, net consist of the following:

	June 30,	September 30,
	2017	2017
Office equipment	$3,591	$3,790
Computer equipment	24,411	26,766
Furniture and fixtures	7,547	7,570
Software	4,954	4,880
Leasehold improvements	21,426	25,628
Time clocks rented by clients	4,240	4,318
Total	66,169	72,952
Accumulated depreciation	(25,413)	(27,984)
Property and equipment, net	$40,756	$44,968

Depreciation expense amounted to $2,203 and $2,925 for the three months ended September 30, 2016 and 2017, respectively.

Intangible assets, net consist of the following:

			Weighted
			Average
	June 30,	September 30,	Useful
	2017	2017	Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2 - 3 years
Total	12,940	12,940
Accumulated amortization	(4,033)	(4,392)
Intangible assets, net	$8,907	$8,548

Amortization expense for acquired intangible assets was $381 and $359 for the three months ended September 30, 2016 and 2017, respectively.

Future amortization expense for acquired intangible assets is as follows, as of September 30, 2017:

Remainder of fiscal 2018	$1,068
Fiscal 2019	1,398
Fiscal 2020	1,398
Fiscal 2021	1,398
Fiscal 2022	1,398
Thereafter	1,888
Total	$8,548

The components of accrued expenses were as follows:

	June 30,	September 30,
	2017	2017
Accrued payroll and personnel costs	$25,131	$17,035
Other	5,170	9,693
Total accrued expenses	$30,301	$26,728

(4) Funds Held for Clients and Corporate Investments

Investments consist of the following as of September 30, 2017:

		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Funds held for clients' cash and cash equivalents	$883,777	$—	$—	$883,777
Available-for-sale securities:
Corporate bonds	25,339	4	(10)	25,333
Commercial paper	23,500	2	(1)	23,501
Asset-backed securities	9,505	1	(1)	9,505
Total available-for-sale securities	58,344	7	(12)	58,339
Investments	$942,121	$7	$(12)	$942,116

Funds held for clients’ cash and cash equivalents included demand deposit accounts, commercial paper, corporate bonds and money market funds as of September 30, 2017.

Classification of investments on the consolidated balance sheets is as follows:

September 30,
2017
Funds Held for Clients	$941,989
Prepaids and Other Assets	127
Investments	$942,116

Available-for-sale securities in the corporate bonds category that have been in an unrealized loss position for a period of less than 12 months as of September 30, 2017 had a fair market value of $14,330 and an unrealized loss of $10. Unrealized losses for asset-backed securities and commercial paper were immaterial as of September 30, 2017. As the Company started investing funds held for clients in available-for-sale securities during the three months ended September 30, 2017, no securities have been in an unrealized loss position for more than 12 months. The Company did not make any reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities as of September 30, 2017. Realized gains and losses were immaterial for the three months ended September 30, 2017.

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (OTTI). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the three months ended September 30, 2017, nor does it believe that OTTI exists in its portfolio as of September 30, 2017. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of September 30, 2017.

Expected maturities of available-for-sale securities at September 30, 2017 are as follows:

	Amortized
	cost	Fair value
One year or less	$45,346	$45,349
One year to two years	10,898	10,891
Two years to three years	2,100	2,099
Total available-for-sale securities	$58,344	$58,339

(5)  Fair Value Measurement

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2017 and September 30, 2017 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include asset-backed securities, corporate bonds and commercial paper. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at September 30, 2017, and the Company did not transfer assets between Levels during the three months ended September 30, 2017. The Company did not hold any marketable securities at June 30, 2017.

The fair value level for the funds held for clients’ cash and cash equivalents and available-for-sale securities as of September 30, 2017 is as follows:

	Total	Level 1	Level 2	Level 3
Funds held for clients' cash and cash equivalents	$883,777	$867,334	$16,443	$—
Available-for-sale securities:
Corporate bonds	25,333		25,333
Commercial paper	23,501		23,501
Asset-backed securities	9,505		9,505
Total available-for-sale securities	58,339	—	58,339	—
Investments	$942,116	$867,334	$74,782	$—

(6)  Benefit Plans

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

As of September 30, 2017, the Company had 12,079 shares allocated to the plans, of which 4,519 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three months ended September 30, 2017:

Number of Shares
Available for grant at July 1, 2017	8,227
RSUs granted	(837)
Shares withheld in settlement of taxes and/or exercise price	173
Forfeitures	14
Shares removed	(17)
Available for grant at September 30, 2017	7,560

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,
	2016	2017
Cost of revenue – recurring	$543	$622
Cost of revenue – non-recurring	301	372
Sales and marketing	1,525	1,938
Research and development	794	871
General and administrative	2,650	2,803
Total stock-based compensation expense	$5,813	$6,606

In addition, the Company capitalized $372 and $433 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2016 and 2017, respectively.

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

There were no stock options granted during the three months ended September 30, 2016 or 2017. The table below presents stock option activity during the three months ended September 30, 2017:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2017	2,751	$11.54	5.69	$92,556
Options forfeited	(4)	$17.00
Options exercised	(104)	$14.19
Balance at September 30, 2017	2,643	$11.42	4.81	$98,848
Options exercisable at September 30, 2017	2,517	$10.51	4.69	$96,426
Options vested and expected to vest at September 30, 2017	2,636	$11.37	4.81	$98,722

The total intrinsic value of options exercised was $3,891 and $3,380 during the three months ended September 30, 2016 and 2017,  respectively. At September 30, 2017, there was $467 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.26 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on the achievement of certain revenue and Adjusted EBITDA targets in future fiscal years. The following table represents restricted stock unit activity during the three months ended September 30, 2017:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2017	1,455	$39.96
RSUs granted	837	$45.70
RSUs vested	(406)	$39.32
RSUs forfeited	(10)	$39.59
RSU balance at September 30, 2017	1,876	$42.66
RSUs expected to vest at September 30, 2017	1,598	$42.45

At September 30, 2017, there was $47,656 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.09 years.

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

As of September 30, 2017, a total of 824 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company recorded compensation expense attributable to the ESPP of $344 and $339 for the three months ended September 30, 2016 and 2017, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Three Months Ended
	September 30,
	2016	2017
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	53.4%	39.1%
Expected term (years)	0.5	0.5
Risk‑free interest rate	0.28%	1.02%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $902 and $1,111 for the three months ended September 30, 2016 and 2017, respectively.

(7)  Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using the weighted‑average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted‑average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date. The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	September 30,
	2016	2017
Numerator:
Net income (loss)	$(2,568)	$543

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	51,231	51,893
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	—	2,717
Diluted	51,231	54,610

Net income (loss) per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended
	September 30,
	2016	2017
Employee stock options	3,333	—
Restricted stock units	1,522	816
Employee stock purchase plan shares	51	—
Total	4,906	816

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

The Company recorded income tax expense of $100 and $81 for the three months ended September 30, 2016 and 2017 respectively. The Company’s effective tax rates for the three months ended September 30, 2016 and 2017 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company has continued to carry the valuation allowance during fiscal 2017 and for the three months ended September 30, 2017.  However, it is reasonably possible within the next 12 months that the Company may release all or a portion of its valuation allowance if results and other subjective evidence continue to improve such that the deferred tax assets become more likely than not to be realizable.  As of September 30, 2017, the Company had no unrecognized tax benefits.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $62.6 million for the three months ended September 30, 2016 to $78.9 million for the three months ended September 30, 2017, representing a 26% year-over-year increase.  Recurring revenue represented 96% and 97% of total revenue during the three months ended September 30, 2016 and 2017, respectively.

Recurring Fees from New Clients

We calculate recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our recurring fees from new clients was 32% and 27% for the three months ended September 30, 2016 and 2017, respectively.

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA

We disclose Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA because we use them to evaluate our performance, and we believe Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA assist in the comparison of our performance across reporting periods by excluding certain items that we do not believe are indicative of our core operating performance. We believe these metrics are used in the financial community, and we present them to enhance investors’ understanding of our operating performance and cash flows.

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense, depreciation and amortization expense, stock-based compensation expense, and employer payroll taxes related to stock releases and option exercises. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended
	September 30,
	2016	2017
	(in thousands)
Adjusted Gross Profit	$39,300	$51,111
Adjusted Recurring Gross Profit	$45,823	$58,946
Adjusted EBITDA	$7,971	$14,592

	Three Months Ended
	September 30,
	2016	2017
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$36,663	$46,541
Amortization of capitalized internal-use software costs	1,684	3,389
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	953	1,181
Adjusted Gross Profit	$39,300	$51,111

	Three Months Ended
	September 30,
	2016	2017
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$62,637	$78,911
Cost of recurring revenues	19,103	24,091
Recurring gross profit	43,534	54,820
Amortization of capitalized internal-use software costs	1,684	3,389
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	605	737
Adjusted Recurring Gross Profit	$45,823	$58,946

	Three Months Ended
	September 30,
	2016	2017
	(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(2,568)	$543
Income tax expense	100	81
Depreciation and amortization expense	4,268	6,673
EBITDA	1,800	7,297
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	6,171	7,295
Adjusted EBITDA	$7,971	$14,592

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 95% of our total revenues during each of the three months ended September 30, 2016 and 2017.

The majority of our agreements with clients do not have a specified term and are generally cancellable by the client on 60 days’ or less notice. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

Interest Income on Funds Held for Clients

We earn interest income on funds held for clients. We collect funds for employee payroll payments and related taxes in advance of remittance to employees and taxing authorities. Prior to remittance to employees and taxing authorities, we earn interest on these funds through demand deposit accounts with financial institutions with which we have automated clearing house, or ACH, arrangements. We also earn interest by investing a portion of funds held for clients in highly liquid, investment-grade marketable securities.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $1.7 million and $3.4 million of capitalized internal-use software costs during the three months ended September 30, 2016 and 2017, respectively.

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

We will seek to grow our number of clients for the foreseeable future, and therefore our sales and marketing expense is expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2016 and 2017.

	Three Months Ended
	September 30,
	2016	2017
	(in thousands)
Capitalized portion of research and development	$3,309	$3,974
Expensed portion of research and development	7,301	8,895
Total research and development	$10,610	$12,869

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended
	September 30,
	2016	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$61,920	$77,294
Interest income on funds held for clients	717	1,617
Total recurring revenues	62,637	78,911
Implementation services and other	2,385	2,589
Total revenues	65,022	81,500
Cost of revenues:
Recurring revenues	19,103	24,091
Implementation services and other	9,256	10,868
Total cost of revenues	28,359	34,959
Gross profit	36,663	46,541
Operating expenses:
Sales and marketing	18,011	21,180
Research and development	7,301	8,895
General and administrative	13,858	15,951
Total operating expenses	39,170	46,026
Operating income (loss)	(2,507)	515
Other income	39	109
Income (loss) before income taxes	(2,468)	624
Income tax expense	100	81
Net income (loss)	$(2,568)	$543

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	September 30,
	2016	2017
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	95%	95%
Interest income on funds held for clients	1%	2%
Total recurring revenues	96%	97%
Implementation services and other	4%	3%
Total revenues	100%	100%
Cost of revenues:
Recurring revenues	29%	30%
Implementation services and other	14%	13%
Total cost of revenues	43%	43%
Gross profit	57%	57%
Operating expenses:
Sales and marketing	28%	26%
Research and development	11%	11%
General and administrative	22%	19%
Total operating expenses	61%	56%
Operating income (loss)	(4)%	1%
Other income	0%	0%
Income (loss) before income taxes	(4)%	1%
Income tax expense	0%	0%
Net income (loss)	(4)%	1%

Comparison of Three Months Ended September 30, 2016 and 2017

Revenues

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
Recurring fees	$61,920	$77,294	$15,374	25%
Percentage of total revenues	95%	95%
Interest income on funds held for clients	$717	$1,617	$900	126%
Percentage of total revenues	1%	2%
Implementation services and other	$2,385	$2,589	$204	9%
Percentage of total revenues	4%	3%

Recurring Fees

Recurring fees for the three months ended September 30, 2017 increased by $15.4 million, or 25%, to $77.3 million from $61.9 million for the three months ended September 30, 2016. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2017 increased by $0.9 million, or 126% to $1.6 million from $0.7 million for the three months ended September 30, 2016. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balance for funds held due to the addition of new clients to our client base and interest income from investing a portion of our funds held for clients in marketable securities starting in July 2017.

Implementation Services and Other

Implementation services and other revenue for the three months ended September 30, 2017 did not materially change from the prior period, increasing by $0.2 million, or 9%, to $2.6 million from $2.4 million for the three months ended September 30, 2016.

Cost of Revenues

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
Cost of recurring revenues	$19,103	$24,091	$4,988	26%
Percentage of recurring revenues	30%	31%
Recurring gross margin	70%	69%
Cost of implementation services and other	$9,256	$10,868	$1,612	17%
Percentage of implementation services and other	388%	420%
Implementation gross margin	(288)%	(320)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended September 30, 2017 increased by $5.0 million, or 26%, to $24.1 million from $19.1 million for the three months ended September 30, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $1.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.7 million in increased internal-use software amortization and $1.3 million in delivery and other processing-related fees. Recurring gross margin decreased from 70% for the three months ended September 30, 2016 to 69% for the three months ended September 30, 2017.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended September 30, 2017 increased by $1.6 million, or 17%, to $10.9 million from $9.3 million for the three months ended September 30, 2016. The increase in cost of implementation services and other was primarily the result of $1.3 million of additional employee-related costs to implement our solutions for new and existing clients during the three months ended September 30, 2017.

Operating Expenses

Sales and Marketing

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
Sales and marketing	$18,011	$21,180	$3,169	18%
Percentage of total revenues	28%	26%

Sales and marketing expenses for the three months ended September 30, 2017 increased by $3.2 million, or 18%, to $21.2 million from $18.0 million for the three months ended September 30, 2016. The increase in sales and marketing expense was primarily the result of $3.2 million of additional employee-related costs from the expansion of our sales team by 110 personnel (including management, sales engineers, direct sales, sales administration and sales lead generation support).

Research and Development

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
Research and development	$7,301	$8,895	$1,594	22%
Percentage of total revenues	11%	11%

Research and development expenses for the three months ended September 30, 2017 increased by $1.6 million, or 22%, to $8.9 million from $7.3 million for the three months ended September 30, 2016. The increase in research and development expense was primarily the result of $2.0 million of additional employee-related costs related to 37 additional development personnel and $0.1 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $0.8 million.

General and Administrative

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
General and administrative	$13,858	$15,951	$2,093	15%
Percentage of total revenues	22%	19%

General and administrative expenses for the three months ended September 30, 2017 increased by $2.1 million, or 15%, to $16.0 million from $13.9 million for the three months ended September 30, 2016. The increase in general and administrative expense was primarily the result of $1.1 million of increased occupancy costs incurred as a result of our requirement for additional office space and $0.7 million of additional employee-related costs, including the addition of 4 personnel.

Other Income

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
Other income	$39	$109	$70	179%
Percentage of total revenues	0%	0%

Other income for the three months ended September 30, 2017 was not materially different as compared to the three months ended September 30, 2016.

Income Tax Expense

	Three Months Ended
	September 30,		Change
	2016	2017	$	%
Income tax expense	$100	$81	$(19)	(19)%
Percentage of total revenues	0%	0%

Income tax expense for the three months ended September 30, 2017 was not materially different as compared to the three months ended September 30, 2016.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We added a significant accounting policy related to the investment of funds held for clients in marketable securities starting in the first quarter of fiscal 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional detail around these investments. Our other critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K filed with the SEC on August 11, 2017.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2017, our principal source of liquidity was $97.4 million of cash and cash equivalents.

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

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore, such balance changes from period to period in accordance with the timing of each payroll cycle. Funds held for clients are primarily placed in demand deposit accounts with various financial institutions. We also invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities. Funds held for clients are used for the repayment of client fund obligations.

We believe our current cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure and other investment requirements for at least the next 12 months.

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2016	2017
Net cash provided by operating activities	$1,883	$8,203
Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	(58,844)
Proceeds from sales of available-for-sale securities from funds held for clients	—	421
Net change in funds held for clients' cash and cash equivalents	468,674	59,001
Capitalized internal-use software costs	(2,887)	(3,751)
Purchases of property and equipment	(2,952)	(2,693)
Lease allowances used for tenant improvements	—	(1,466)
Net cash provided by (used in) investing activities	462,835	(7,332)
Cash flows from financing activities:
Net change in client fund obligations	(468,674)	(470)
Taxes paid related to net share settlement of equity awards	(4,542)	(6,470)
Net cash used in financing activities	(473,216)	(6,940)
Net change in cash and cash equivalents	$(8,498)	$(6,069)

Operating Activities

Net cash provided by operating activities was $1.9 million and $8.2 million for the three months ended September 30, 2016 and 2017, respectively. The increase in net cash provided by operating activities from the three months ended September 30, 2016 to the three months ended September 30, 2017 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash provided by (used in) investing activities was $462.8 million and $(7.3) million for the three months ended September 30, 2016 and 2017, respectively.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. During fiscal 2017, we processed over $92 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future. Fluctuations in the net change in funds held for clients’ cash and cash equivalents are also impacted by the timing of purchases and sales of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities.

Excluding the net change in funds held for clients’ cash and cash equivalents and purchases and sales of available-for-sale securities from funds held for clients, our net cash used in investing activities was $5.8 million and $7.9 million for the three months ended September 30, 2016 and 2017, respectively. The change in net cash used in investing activities was primarily due to $1.5 million in lease allowances used for tenant improvements.

Financing Activities

Net cash used in financing activities was $(473.2) million and $(6.9) million for the three months ended September 30, 2016 and 2017, respectively. Excluding the net change in client fund obligations, net cash used in financing activities was $(4.5) million and $(6.5) million for the three months ended September 30, 2016 and 2017, respectively. The change in cash used in financing activities, excluding the net change in client fund obligations, was primarily the result of higher taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2017:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$115,792	$7,297	$17,598	$17,796	$73,101
Unconditional purchase obligations	2,250	1,468	782	—	—
	$118,042	$8,765	$18,380	$17,796	$73,101

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $3.0 million and $2.7 million for the three months ended September 30, 2016 and 2017, respectively, exclusive of capitalized internal-use software costs of $2.9 million and $3.8 million for the same periods, respectively. During the first quarter of fiscal 2018, we also purchased $1.5 million in capital expenditures for which we received reimbursement from tenant improvement allowances.

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

Interest Rate Risk

As of September 30, 2017, we had cash and cash equivalents of $97.4 million and funds held for clients of $942.0 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. Starting in July 2017, we invested a portion of our funds held for clients in marketable securities including commercial paper, corporate bonds and asset-backed securities which were classified as available-for-sale securities as of September 30, 2017.  Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

In a falling rate environment, a decline in interest rates would decrease our interest income earned on both cash and cash equivalents and funds held for clients. An increase in the overall interest rate environment may cause the market value of portions of our funds held for clients invested in fixed rate available-for-sale securities to decline. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date.

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.1 million as of September 30, 2017. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities included in funds held for clients as of September 30, 2017.  Fluctuations in the value of our available-for-sale securities caused by a change in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors.

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

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

The majority of our agreements with clients do not have a specified term and are generally cancellable by our clients upon 60 days’ or less notice. If a significant number of clients elected to terminate their agreements with us, our operating results and our business would be adversely affected.

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

We have incurred net losses from time to time. We incurred net losses of $7,110,000, $13,972,000 and $3,851,000 in fiscal 2014, fiscal 2015 and fiscal 2016, respectively. While we generated net income in fiscal 2017, it does not ensure that we will earn continued net income in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, we incur significant legal, accounting and other expenses in order to comply with the rules and regulations to which we are subject to as a public company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses in the foreseeable future.

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

Our business may be adversely impacted if the Patient Protection and Affordable Care Act, or the ACA, is repealed in its entirety or certain aspects of the ACA are repealed or changed.

The ACA remains subject to legislative efforts to repeal, modify or delay the implementation of all or certain aspects of the law. Generally, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification or delay could adversely impact our existing and future business and operating results. For example, any such repeal, modification or delay could negatively impact the revenue we currently generate from our ACA Compliance solution as well as overall gross margins. While we expect continued challenges to the ACA, at this time we are unable to more precisely predict the full impact of any repeal, modification or delay in the implementation of the ACA.

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

Our success depends largely upon the continued services of our key executive officers, including Steven R. Beauchamp, our Chief Executive Officer. We also rely on our leadership team in the areas of research and development, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with certain of our executive officers, including Mr. Beauchamp, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.

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

We invest funds held for our clients in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, and asset-backed securities, money market securities, and other cash equivalents. We follow an established client fund investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. Any loss of or inability to access client funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity.

In addition, these funds are held in consolidated accounts in trust on behalf of our clients, and as a result the aggregate amounts in the accounts exceed the applicable federal deposit insurance limits. We believe that since such funds are deposited in trust on behalf of our clients, the Federal Deposit Insurance Corporation, or the FDIC, would treat those funds as if they had been deposited by each of the clients themselves and insure each client’s funds up to the applicable deposit insurance limits. If the FDIC were to take the position that it is not obligated to provide deposit insurance for our clients’ funds or if the reimbursement of these funds were delayed, our business and our clients could be materially harmed.

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

As of October 27, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 45.1% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

•

Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including acts of God, war, incidents of terrorism, or other destabilizing events and the resulting responses to them).

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

As of October 27, 2017, we had an aggregate of 52,516,830 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The information required by this Item is set forth in the Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661).

3.2	Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Annual Report on Form 10-K for the year ended June 30, 2017 (File No. 001-36348)).

10.1*	Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated September 18, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	November 3, 2017	By:	/S/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer

Date:	November 3, 2017	By:	/S/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)