Form 10-Q
period 2017-12-31
Paylocity Holding Corp
filed 2018-02-09
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,603,746 shares of Common Stock, $0.001 par value per share, as of February 2, 2018.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2017

PART I

FINANCIAL INFORMATION

Item  1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$103,468	$111,027
Accounts receivable, net	2,040	2,739
Prepaid expenses and other	14,879	7,456

Total current assets before funds held for clients	120,387	121,222
Funds held for clients	942,459	1,345,702

Total current assets	1,062,846	1,466,924
Long-term prepaid expenses	1,535	1,072
Capitalized internal-use software, net	17,394	18,786
Property and equipment, net	40,756	48,354
Intangible assets, net	8,907	8,189
Goodwill	6,003	6,003

Total assets	$1,137,441	$1,549,328

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,046	$1,794
Accrued expenses	30,301	29,128

Total current liabilities before client fund obligations	32,347	30,922
Client fund obligations	942,459	1,345,702

Total current liabilities	974,806	1,376,624
Deferred rent	14,621	14,243
Deferred income tax liabilities, net	401	308

Total liabilities	$989,828	$1,391,175
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2017	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2017 and December 31, 2017; 51,738 shares issued and outstanding at June 30, 2017 and 52,590 shares issued and outstanding at December 31, 2017	52	53
Additional paid-in capital	192,837	202,512
Accumulated deficit	(45,276)	(44,302)
Accumulated other comprehensive loss	—	(110)
Total stockholders’ equity	$147,613	$158,153
Total liabilities and stockholders’ equity	$1,137,441	$1,549,328

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Revenues:
Recurring fees	$65,347	$81,292	$127,267	$158,586
Interest income on funds held for clients	731	1,783	1,448	3,400

Total recurring revenues	66,078	83,075	128,715	161,986
Implementation services and other	2,576	2,929	4,961	5,518

Total revenues	68,654	86,004	133,676	167,504
Cost of revenues:
Recurring revenues	20,716	25,638	39,819	49,729
Implementation services and other	9,667	11,202	18,923	22,070

Total cost of revenues	30,383	36,840	58,742	71,799
Gross profit	38,271	49,164	74,934	95,705
Operating expenses:
Sales and marketing	17,735	21,598	35,746	42,778
Research and development	7,222	9,274	14,523	18,169
General and administrative	14,957	18,159	28,815	34,110

Total operating expenses	39,914	49,031	79,084	95,057
Operating income (loss)	(1,643)	133	(4,150)	648
Other income	4	141	43	250

Income (loss) before income taxes	(1,639)	274	(4,107)	898
Income tax expense (benefit)	32	(157)	132	(76)

Net income (loss)	$(1,671)	$431	$(4,239)	$974

Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	—	(105)	—	(110)
Total other comprehensive loss, net of tax	—	(105)	—	(110)
Comprehensive income (loss)	$(1,671)	$326	$(4,239)	$864

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.08)	$0.02
Diluted	$(0.03)	$0.01	$(0.08)	$0.02

Weighted-average shares used in computing net income (loss) per share:
Basic	51,384	52,502	51,308	52,197
Diluted	51,384	54,818	51,308	54,639

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	15,328	—	—	15,328
Stock options exercised	669	1	5,739	—	—	5,740
Issuance of common stock upon vesting of restricted stock units	414	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	2,045	—	—	2,045
Net settlement for taxes and/or exercise price related to equity awards	(284)	—	(13,437)	—	—	(13,437)
Unrealized losses on securities, net of tax	—	—	—	—	(110)	(110)
Net income	—	—	—	974	—	974
Balances at December 31, 2017	52,590	$53	$202,512	$(44,302)	$(110)	$158,153

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2016	2017

Cash flows from operating activities:

Net income (loss)	$(4,239)	$974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	12,448	14,424
Depreciation and amortization expense	9,103	13,438
Deferred income tax expense (benefit)	102	(93)
Provision for doubtful accounts	60	76
Net accretion of discounts and amortization of premiums on available-for-sale securities	—	(141)
Net realized losses on sales of available-for-sale securities	—	2
Loss on disposal of equipment	97	106
Changes in operating assets and liabilities:
Accounts receivable	(446)	(775)
Prepaid expenses and other	845	1,583
Accounts payable	46	(88)
Accrued expenses	(2,626)	(1,290)
Tenant improvement allowance	—	5,952
Net cash provided by operating activities	15,390	34,168

Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	(95,207)
Proceeds from sales and maturities of available-for-sale securities from funds held for clients	—	23,181
Net change in funds held for clients' cash and cash equivalents	147,151	(331,078)
Capitalized internal-use software costs	(6,279)	(7,146)
Purchases of property and equipment	(10,038)	(7,998)
Lease allowances used for tenant improvements	—	(5,952)
Net cash provided by (used in) investing activities	130,834	(424,200)

Cash flows from financing activities:
Net change in client fund obligations	(147,151)	403,243
Proceeds from employee stock purchase plan	1,823	2,045
Taxes paid related to net share settlement of equity awards	(5,135)	(7,697)
Net cash provided by (used in) financing activities	(150,463)	397,591
Net Change in Cash and Cash Equivalents	(4,239)	7,559
Cash and Cash Equivalents—Beginning of Period	86,496	103,468
Cash and Cash Equivalents—End of Period	$82,257	$111,027
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment and internal-use software, accrued but not paid	$2,172	$482
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$26	$60

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, internal-use software, valuation and useful lives of long-lived assets, definite-lived intangibles, goodwill, incurred but not reported medical and dental claims, stock-based compensation, valuation of deferred income tax assets and liabilities and the best estimate of selling price for revenue recognition purposes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 11, 2017.

(c)  Funds Held For Clients and Corporate Investments

Funds held for clients is primarily comprised of cash and cash equivalents invested in demand deposit accounts. Starting in July 2017, the Company also invested a portion of its funds held for clients in marketable securities.

Marketable securities classified as available-for-sale are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). Interest on marketable securities included in funds held for clients is reported as interest income on funds held for clients on the consolidated statements of operations and comprehensive income (loss).

The Company reviews the composition of its portfolio for any available-for-sale security that has a fair value that falls below its amortized cost. If any security fits this criterion, the Company further evaluates whether other-than-temporary impairment exists by considering whether the Company has the intent and ability to retain the security for a period of time sufficient enough to allow for anticipated fair value recovery. The Company did not record any other-than-temporary impairment charges during the three or six months ended December 31, 2017.

(d)  Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

The Company currently expects to adopt the new standard in its fiscal year beginning July 1, 2018 using the full retrospective method.  While the impact the new revenue recognition standard will have on its consolidated financial statements and disclosures has not yet been fully assessed, the Company currently expects that there will be a material impact in the manner in which it treats certain costs of obtaining new contracts (i.e., selling and commission costs).  The new standard will require the Company to defer these costs and amortize them versus current treatment of expensing these costs as incurred. The Company is continuing to evaluate all potential impacts as well as the changes required for systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease with terms greater than twelve months, along with additional qualitative and quantitative disclosures. ASU 2016-02 also requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements and expects to adopt this new standard in its fiscal year beginning July 1, 2019.

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

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2017	$266
Charged to expense	76
Write-offs	(85)
Balance at December 31, 2017	$257

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	December 31,
	2017	2017
Capitalized internal-use software	$49,663	$57,758
Accumulated amortization	(32,269)	(38,972)
Capitalized internal-use software, net	$17,394	$18,786

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $1,950 and $3,314 for the three months ended December 31, 2016 and 2017, respectively, and $3,634 and $6,703 for the six months ended December 31, 2016 and 2017, respectively.

Property and equipment, net consist of the following:

	June 30,	December 31,
	2017	2017
Office equipment	$3,591	$3,797
Computer equipment	24,411	27,567
Furniture and fixtures	7,547	8,821
Software	4,954	5,008
Leasehold improvements	21,426	29,324
Time clocks rented by clients	4,240	4,489
Total	66,169	79,006
Accumulated depreciation	(25,413)	(30,652)
Property and equipment, net	$40,756	$48,354

Depreciation expense amounted to $2,504 and $3,092 for the three months ended December 31, 2016 and 2017, respectively, and $4,707 and $6,017 for the six months ended December 31, 2016 and 2017, respectively.

Intangible assets, net consist of the following:

			Weighted
			Average
	June 30,	December 31,	Useful
	2017	2017	Life
Client relationships	$12,580	$12,580	9 years
Non-solicitation agreements	360	360	2 - 3 years
Total	12,940	12,940
Accumulated amortization	(4,033)	(4,751)
Intangible assets, net	$8,907	$8,189

Amortization expense for acquired intangible assets was $381 and $359 for the three months ended December 31, 2016 and 2017, respectively, and $762 and $718 for the six months ended December 31, 2016 and 2017, respectively.

Future amortization expense for acquired intangible assets is as follows, as of December 31, 2017:

Remainder of fiscal 2018	$709
Fiscal 2019	1,398
Fiscal 2020	1,398
Fiscal 2021	1,398
Fiscal 2022	1,398
Thereafter	1,888
Total	$8,189

The components of accrued expenses were as follows:

	June 30,	December 31,
	2017	2017
Accrued payroll and personnel costs	$25,131	$22,405
Other	5,170	6,723
Total accrued expenses	$30,301	$29,128

(4) Funds Held for Clients and Corporate Investments

Investments consist of the following as of December 31, 2017:

		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Funds held for clients' cash and cash equivalents	$1,273,819	$—	$(5)	$1,273,814
Available-for-sale securities:
Corporate bonds	34,323	5	(70)	34,258
Commercial paper	25,375	—	(13)	25,362
Asset-backed securities	12,295	—	(27)	12,268
Total available-for-sale securities	71,993	5	(110)	71,888
Investments	$1,345,812	$5	$(115)	$1,345,702

Investments are classified as Funds held for clients on the consolidated balance sheets. Funds held for clients’ cash and cash equivalents included demand deposit accounts, commercial paper and money market funds as of December 31, 2017.

Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of December 31, 2017 had fair market values as follows:

	Gross
	unrealized
	losses	Fair value
Corporate bonds	$(70)	$31,549
Commercial paper	(13)	25,362
Asset-backed securities	(27)	12,268
Total	$(110)	$69,179

As the Company started investing funds held for clients in available-for-sale securities during the six months ended December 31, 2017, no securities have been in an unrealized loss position for more than 12 months. The Company did not make any material reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2017. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three and six months ended December 31, 2017.

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the three or six months ended December 31, 2017, nor does it believe that OTTI exists in its portfolio as of December 31, 2017. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of December 31, 2017.

Expected maturities of available-for-sale securities at December 31, 2017 are as follows:

	Amortized
	cost	Fair value
One year or less	$54,968	$54,912
One year to two years	15,421	15,368
Two years to three years	1,604	1,608
Total available-for-sale securities	$71,993	$71,888

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2017 and December 31, 2017 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include asset-backed securities, corporate bonds and commercial paper. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at December 31, 2017, and the Company did not transfer assets between Levels during the six months ended December 31, 2017. The Company did not hold any marketable securities at June 30, 2017.

The fair value level for the funds held for clients’ cash and cash equivalents and available-for-sale securities as of December 31, 2017 is as follows:

	Total	Level 1	Level 2	Level 3
Funds held for clients' cash and cash equivalents	$1,273,814	$1,245,955	$27,859	$—
Available-for-sale securities:
Corporate bonds	34,258		34,258
Commercial paper	25,362		25,362
Asset-backed securities	12,268		12,268
Total available-for-sale securities	71,888	—	71,888	—
Investments	$1,345,702	$1,245,955	$99,747	$—

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

As of December 31, 2017, the Company had 11,589 shares allocated to the plans, of which 3,940 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six months ended December 31, 2017:

Number of Shares
Available for grant at July 1, 2017	8,227
RSUs granted	(845)
Shares withheld in settlement of taxes and/or exercise price	284
Forfeitures	28
Shares removed	(45)
Available for grant at December 31, 2017	7,649

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income (loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017
Cost of revenue – recurring	$593	$734	$1,136	$1,356
Cost of revenue – non-recurring	367	377	668	749
Sales and marketing	1,683	2,205	3,208	4,143
Research and development	870	945	1,664	1,816
General and administrative	3,122	3,557	5,772	6,360
Total stock-based compensation expense	$6,635	$7,818	$12,448	$14,424

In addition, the Company capitalized $500 and $471 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2016 and 2017, respectively, and $872 and $904 in the six months ended December 31, 2016 and 2017, respectively.

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

There were no stock options granted during the six months ended December 31, 2016 or 2017. The table below presents stock option activity during the six months ended December 31, 2017:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2017	2,751	$11.54	5.69	$92,556
Options forfeited	(4)	$17.00
Options exercised	(669)	$8.58
Balance at December 31, 2017	2,078	$12.48	5.52	$72,068
Options exercisable at December 31, 2017	1,951	$11.36	5.42	$69,856
Options vested and expected to vest at December 31, 2017	2,072	$12.43	5.52	$71,981

The total intrinsic value of options exercised was $1,648 and $23,875 during the three months ended December 31, 2016 and 2017, respectively, and $5,539 and $27,255 during the six months ended December 31, 2016 and 2017, respectively. At December 31, 2017, there was $365 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.06 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on the achievement of certain revenue and Adjusted EBITDA targets in future fiscal years. The following table represents restricted stock unit activity during the six months ended December 31, 2017:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2017	1,455	$39.96
RSUs granted	845	$45.72
RSUs vested	(414)	$39.37
RSUs forfeited	(24)	$41.41
RSU balance at December 31, 2017	1,862	$42.68
RSUs expected to vest at December 31, 2017	1,605	$42.48

At December 31, 2017, there was $40,457 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.94 years.

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

As of December 31, 2017, a total of 771 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company issued 53 shares upon the completion of its six-month offering period ending November 15, 2017. The Company recorded compensation expense attributable to the ESPP of $319 and $309 for the three months ended December 31, 2016 and 2017, respectively, and $663 and $648 for the six months ended December 31, 2016 and 2017, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Six Months Ended
	December 31,
	2016	2017
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	38.9 - 53.4%	28.3 - 39.1%
Expected term (years)	0.5	0.5
Risk‑free interest rate	0.28 - 0.61%	1.02 - 1.35%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $775 and $995 for the three months ended December 31, 2016 and 2017, respectively, and $1,677 and $2,106 for the six months ended December 31, 2016 and 2017, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Numerator:
Net income (loss)	$(1,671)	$431	$(4,239)	$974

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	51,384	52,502	51,308	52,197
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	—	2,316	—	2,442
Diluted	51,384	54,818	51,308	54,639

Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.08)	$0.02
Diluted	$(0.03)	$0.01	$(0.08)	$0.02

The following table summarizes the outstanding employee stock options, restricted stock units, and shares purchasable via the employee stock purchase plan as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Employee stock options	3,262	—	3,262	—
Restricted stock units	1,501	5	1,501	795
Employee stock purchase plan shares	21	15	21	15
Total	4,784	20	4,784	810

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

The Company recorded income tax expense (benefit) of $32 and $(157) for the three months ended December 31, 2016 and 2017 respectively, and $132 and $(76) for the six months ended December 31, 2016 and 2017, respectively. The Company’s effective tax rates for the three and six months ended December 31, 2016 and 2017 differ from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets during fiscal 2014, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company has continued to carry the valuation allowance during fiscal 2017 and for the six months ended December 31, 2017. However, it is reasonably possible within this fiscal year that the Company may release all or a portion of its valuation allowance if results and other subjective evidence continue to improve such that the deferred tax assets become more likely than not to be realizable.  As of December 31, 2017, the Company had no unrecognized tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Over the long term, the Company generally expects to benefit from the lower statutory rates provided by the Act and is currently assessing all other aspects relevant to the Company. The Company operates solely in the United States; therefore, the international provisions of the Act do not apply. In accordance with ASC 740, during the second quarter the Company modified its current federal statutory rate for the year to account for the rate change. The Company recorded a $156 income tax benefit attributable to the rate change effect on the deferred tax liability for indefinite-lived intangible assets.

In response to the Act, the SEC issued SAB 118 allowing registrants to record provisional amounts to the extent a company’s accounting for the Act is incomplete. Pursuant to disclosure under SAB 118, revaluation of deferred taxes as of December 22, 2017 is incomplete.  Items recorded as provisional amounts include a revaluation of deferred tax assets as of June 30, 2017. The provisional amount computed was $3,404 of income tax expense. As the Company maintains a valuation allowance against all of its deferred taxes except for a deferred tax liability related to indefinite-lived intangible assets, this expense was offset by the valuation allowance. As of December 31, 2017, the Company is still analyzing the impact of the Act with respect to the appropriate period of reversal of deferred tax assets and liabilities, as well as additional limitations on the deductibility of executive compensation and on certain meals and entertainment expenses and the related impacts to the assessment of valuation allowance. The Company needs additional time to obtain, prepare, and analyze information related to the above mentioned items before the assessment of the impact of the Act can be completed. The Company expects to complete its accounting for the effects of the Act by the end of fiscal year 2018.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $66.1 million for the three months ended December 31, 2016 to $83.1 million for the three months ended December 31, 2017, representing a 26% year-over-year increase. Recurring revenue increased from $128.7 million for the six months ended December 31, 2016 to $162.0 million for the six months ended December 31, 2017, representing a 26% year-over-year increase. Recurring revenue represented 96% and 97% of total revenue during both the three months and six months ended December 31, 2016 and 2017, respectively.

Recurring Fees from New Clients

We define recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our percentage of recurring fees from new clients was 36% and 30% for the three months ended December 31, 2016 and 2017, respectively, and 34% and 29% for the six months ended December 31, 2016 and 2017, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Adjusted Gross Profit	$41,194	$53,621	$80,494	$104,732
Adjusted Recurring Gross Profit	$47,912	$61,504	$93,735	$120,450
Adjusted EBITDA	$9,870	$15,245	$17,841	$29,837

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$38,271	$49,164	$74,934	$95,705
Amortization of capitalized internal-use software costs	1,950	3,314	3,634	6,703
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	973	1,143	1,926	2,324
Adjusted Gross Profit	$41,194	$53,621	$80,494	$104,732

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$66,078	$83,075	$128,715	$161,986
Cost of recurring revenues	20,716	25,638	39,819	49,729
Recurring gross profit	45,362	57,437	88,896	112,257
Amortization of capitalized internal-use software costs	1,950	3,314	3,634	6,703
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	600	753	1,205	1,490
Adjusted Recurring Gross Profit	$47,912	$61,504	$93,735	$120,450

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(1,671)	$431	$(4,239)	$974
Income tax expense (benefit)	32	(157)	132	(76)
Depreciation and amortization expense	4,835	6,765	9,103	13,438
EBITDA	3,196	7,039	4,996	14,336
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	6,674	8,206	12,845	15,501
Adjusted EBITDA	$9,870	$15,245	$17,841	$29,837

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 95% of our total revenues during both the three and six months ended December 31, 2016 and 2017.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $2.0 million and $3.3 million of capitalized internal-use software costs during the three months ended December 31, 2016 and 2017, respectively, and $3.6 million and $6.7 million of capitalized internal-use software costs during the six months ended December 31, 2016 and 2017, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2016 and 2017.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Capitalized portion of research and development	$3,842	$4,121	$7,151	$8,095
Expensed portion of research and development	7,222	9,274	14,523	18,169
Total research and development	$11,064	$13,395	$21,674	$26,264

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

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including wages, stock-based compensation, bonuses and benefits for our administrative, finance, accounting, and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance and other corporate expenses. We expect our general and administrative expenses to continue to increase in absolute dollars as our company continues to grow.

Other Income

Other income generally consists of interest income related to interest received on our cash and cash equivalents, net of losses on disposal of property and equipment.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$65,347	$81,292	$127,267	$158,586
Interest income on funds held for clients	731	1,783	1,448	3,400
Total recurring revenues	66,078	83,075	128,715	161,986
Implementation services and other	2,576	2,929	4,961	5,518
Total revenues	68,654	86,004	133,676	167,504
Cost of revenues:
Recurring revenues	20,716	25,638	39,819	49,729
Implementation services and other	9,667	11,202	18,923	22,070
Total cost of revenues	30,383	36,840	58,742	71,799
Gross profit	38,271	49,164	74,934	95,705
Operating expenses:
Sales and marketing	17,735	21,598	35,746	42,778
Research and development	7,222	9,274	14,523	18,169
General and administrative	14,957	18,159	28,815	34,110
Total operating expenses	39,914	49,031	79,084	95,057
Operating income (loss)	(1,643)	133	(4,150)	648
Other income	4	141	43	250
Income (loss) before income taxes	(1,639)	274	(4,107)	898
Income tax expense (benefit)	32	(157)	132	(76)
Net income (loss)	$(1,671)	$431	$(4,239)	$974

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2017	2016	2017
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	95%	95%	95%	95%
Interest income on funds held for clients	1%	2%	1%	2%
Total recurring revenues	96%	97%	96%	97%
Implementation services and other	4%	3%	4%	3%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	30%	30%	30%	30%
Implementation services and other	14%	13%	14%	13%
Total cost of revenues	44%	43%	44%	43%
Gross profit	56%	57%	56%	57%
Operating expenses:
Sales and marketing	26%	25%	26%	25%
Research and development	10%	11%	11%	11%
General and administrative	22%	20%	22%	20%
Total operating expenses	58%	56%	59%	56%
Operating income (loss)	(2)%	1%	(3)%	1%
Other income	0%	0%	0%	0%
Income (loss) before income taxes	(2)%	1%	(3)%	1%
Income tax expense (benefit)	0%	0%	0%	0%
Net income (loss)	(2)%	1%	(3)%	1%

Comparison of Three Months Ended December 31, 2016 and 2017

Revenues

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
Recurring fees	$65,347	$81,292	$15,945	24%
Percentage of total revenues	95%	95%
Interest income on funds held for clients	$731	$1,783	$1,052	144%
Percentage of total revenues	1%	2%
Implementation services and other	$2,576	$2,929	$353	14%
Percentage of total revenues	4%	3%

Recurring Fees

Recurring fees for the three months ended December 31, 2017 increased by $15.9 million, or 24%, to $81.3 million from $65.3 million for the three months ended December 31, 2016. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2017 increased by $1.1 million, or 144% to $1.8 million from $0.7 million for the three months ended December 31, 2016. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a portion of our funds held for clients in marketable securities starting in July 2017.

Implementation Services and Other

Implementation services and other revenue for the three months ended December 31, 2017 increased by $0.4 million, or 14%, to $2.9 million from $2.6 million for the three months ended December 31, 2016 primarily due to the changes in the number of new clients and product mix quarter over quarter.

Cost of Revenues

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
Cost of recurring revenues	$20,716	$25,638	$4,922	24%
Percentage of recurring revenues	31%	31%
Recurring gross margin	69%	69%
Cost of implementation services and other	$9,667	$11,202	$1,535	16%
Percentage of implementation services and other	375%	382%
Implementation gross margin	(275)%	(282)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended December 31, 2017 increased by $4.9 million, or 24%, to $25.6 million from $20.7 million for the three months ended December 31, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $1.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.5 million in delivery and other processing-related fees and $1.4 million in increased internal-use software amortization. Recurring gross margin remained consistent at 69% for the three months ended December 31, 2016 and 2017.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended December 31, 2017 increased by $1.5 million, or 16%, to $11.2 million from $9.7 million for the three months ended December 31, 2016. The increase in cost of implementation services and other was primarily the result of $1.3 million of additional employee-related costs to implement our solutions for new and existing clients during the three months ended December 31, 2017.

Operating Expenses

Sales and Marketing

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
Sales and marketing	$17,735	$21,598	$3,863	22%
Percentage of total revenues	26%	25%

Sales and marketing expenses for the three months ended December 31, 2017 increased by $3.9 million, or 22%, to $21.6 million from $17.7 million for the three months ended December 31, 2016. The increase in sales and marketing expense was primarily the result of $2.8 million of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support). The increase was also attributable to $0.5 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
Research and development	$7,222	$9,274	$2,052	28%
Percentage of total revenues	10%	11%

Research and development expenses for the three months ended December 31, 2017 increased by $2.1 million, or 28%, to $9.3 million from $7.2 million for the three months ended December 31, 2016. The increase in research and development expense was primarily the result of $2.1 million of additional employee-related costs related to additional development personnel.

General and Administrative

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
General and administrative	$14,957	$18,159	$3,202	21%
Percentage of total revenues	22%	20%

General and administrative expenses for the three months ended December 31, 2017 increased by $3.2 million, or 21%, to $18.2 million from $15.0 million for the three months ended December 31, 2016. The increase in general and administrative expense was primarily the result of $1.4 million of additional employee-related costs, $0.9 million of increased occupancy costs incurred as a result of our requirement for additional office space and $0.4 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
Other income	$4	$141	$137	*
Percentage of total revenues	0%	0%

*Not Meaningful

Other income for the three months ended December 31, 2017 was not materially different as compared to the three months ended December 31, 2016.

Income Tax Expense (Benefit)

	Three Months Ended
	December 31,		Change
	2016	2017	$	%
Income tax expense (benefit)	$32	$(157)	$(189)	*
Percentage of total revenues	0%	0%

*Not Meaningful

The difference in income tax expense (benefit) for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 was primarily due to the revaluation of deferred taxes arising from the Tax Cuts and Jobs Act.

Comparison of Six Months Ended December 31, 2016 and 2017

Revenues

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
Recurring fees	$127,267	$158,586	$31,319	25%
Percentage of total revenues	95%	95%
Interest income on funds held for clients	$1,448	$3,400	$1,952	135%
Percentage of total revenues	1%	2%
Implementation services and other	$4,961	$5,518	$557	11%
Percentage of total revenues	4%	3%

Recurring Fees

Recurring fees for the six months ended December 31, 2017 increased by $31.3 million, or 25%, to $158.6 million from $127.3 million for the six months ended December 31, 2016. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2017 increased by $2.0 million, or 135% to $3.4 million from $1.4 million for the six months ended December 31, 2016. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a portion of our funds held for clients in marketable securities starting in July 2017.

Implementation Services and Other

Implementation services and other revenue for the six months ended December 31, 2017 increased by $0.6 million, or 11%, to $5.5 million from $5.0 million for the six months ended December 31, 2016 primarily due to the changes in the number of new clients and product mix period over period.

Cost of Revenues

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
Cost of recurring revenues	$39,819	$49,729	$9,910	25%
Percentage of recurring revenues	31%	31%
Recurring gross margin	69%	69%
Cost of implementation services and other	$18,923	$22,070	$3,147	17%
Percentage of implementation services and other	381%	400%
Implementation gross margin	(281)%	(300)%

Cost of Recurring Revenues

Cost of recurring revenues for the six months ended December 31, 2017 increased by $9.9 million, or 25%, to $49.7 million from $39.8 million for the six months ended December 31, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $3.8 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $3.1 million in increased internal-use software amortization and $2.7 million in delivery and other processing-related fees. Recurring gross margin remained consistent at 69% for the six months ended December 31, 2016 and 2017.

Cost of Implementation Services and Other

Cost of implementation services and other for the six months ended December 31, 2017 increased by $3.1 million, or 17%, to $22.1 million from $18.9 million for the six months ended December 31, 2016. The increase in cost of implementation services and other was primarily the result of $2.6 million of additional employee-related costs to implement our solutions for new and existing clients during the six months ended December 31, 2017.

Operating Expenses

Sales and Marketing

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
Sales and marketing	$35,746	$42,778	$7,032	20%
Percentage of total revenues	26%	25%

Sales and marketing expenses for the six months ended December 31, 2017 increased by $7.0 million, or 20%, to $42.8 million from $35.7 million for the six months ended December 31, 2016. The increase in sales and marketing expense was primarily the result of $5.5 million of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support). The increase was also attributable to $1.0 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
Research and development	$14,523	$18,169	$3,646	25%
Percentage of total revenues	11%	11%

Research and development expenses for the six months ended December 31, 2017 increased by $3.6 million, or 25%, to $18.2 million from $14.5 million for the six months ended December 31, 2016. The increase in research and development expense was primarily the result of $4.1 million of additional employee-related costs related to additional development personnel, partially offset by higher year-over-year capitalized internal-use software costs of $1.1 million.

General and Administrative

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
General and administrative	$28,815	$34,110	$5,295	18%
Percentage of total revenues	22%	20%

General and administrative expenses for the six months ended December 31, 2017 increased by $5.3 million, or 18%, to $34.1 million from $28.8 million for the six months ended December 31, 2016. The increase in general and administrative expense was primarily the result of $2.1 million of additional employee-related costs, $2.0 million of increased occupancy costs incurred as a result of our requirement for additional office space and $0.6 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
Other income	$43	$250	$207	*
Percentage of total revenues	0%	0%

*Not Meaningful

Other income for the six months ended December 31, 2017 was not materially different as compared to the six months ended December 31, 2016.

Income Tax Expense (Benefit)

	Six Months Ended
	December 31,		Change
	2016	2017	$	%
Income tax expense (benefit)	$132	$(76)	$(208)	*
Percentage of total revenues	0%	0%

*Not Meaningful

The difference in income tax expense (benefit) for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016 was primarily due to the revaluation of deferred taxes arising from the Tax Cuts and Jobs Act.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We added a significant accounting policy related to the investment of funds held for clients in marketable securities starting in the first quarter of fiscal 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional detail around these investments. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2017 included in our Annual Report on Form 10-K filed with the SEC on August 11, 2017.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2017, our principal source of liquidity was $111.0 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2016	2017
Net cash provided by operating activities	$15,390	$34,168
Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	(95,207)
Proceeds from sales and maturities of available-for-sale securities from funds held for clients	—	23,181
Net change in funds held for clients' cash and cash equivalents	147,151	(331,078)
Capitalized internal-use software costs	(6,279)	(7,146)
Purchases of property and equipment	(10,038)	(7,998)
Lease allowances used for tenant improvements	—	(5,952)
Net cash provided by (used in) investing activities	130,834	(424,200)
Cash flows from financing activities:
Net change in client fund obligations	(147,151)	403,243
Proceeds from employee stock purchase plan	1,823	2,045
Taxes paid related to net share settlement of equity awards	(5,135)	(7,697)
Net cash provided by (used in) financing activities	(150,463)	397,591
Net change in cash and cash equivalents	$(4,239)	$7,559

Operating Activities

Net cash provided by operating activities was $15.4 million and $34.2 million for the six months ended December 31, 2016 and 2017, respectively. The increase in net cash provided by operating activities from the six months ended December 31, 2016 to the six months ended December 31, 2017 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense and depreciation and amortization expense. The increase was also due to $6.0 million received for tenant improvement allowances.

Investing Activities

Net cash provided by (used in) investing activities was $130.8 million and $(424.2) million for the six months ended December 31, 2016 and 2017, respectively.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. During fiscal 2017, we processed over $92 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with nine banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future. Fluctuations in the net change in funds held for clients’ cash and cash equivalents are also impacted by the timing of purchases and sales and maturities of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities.

Excluding the net change in funds held for clients’ cash and cash equivalents and purchases and proceeds from sales and maturities of available-for-sale securities from funds held for clients, our net cash used in investing activities was $16.3 million and $21.1 million for the six months ended December 31, 2016 and 2017, respectively. The change in net cash used in investing activities was primarily due to $6.0 million in lease allowances used for tenant improvements, partially offset by $2.0 million in fewer purchases of property and equipment during the six months ended December 31, 2017 as compared to December 31, 2016.

Financing Activities

Net cash provided by (used in) financing activities was $(150.5) million and $397.6 million for the six months ended December 31, 2016 and 2017, respectively. Excluding the net change in client fund obligations, net cash used in financing activities was $(3.3) million and $(5.7) million for the six months ended December 31, 2016 and 2017, respectively. The change in cash provided by (used in) financing activities, excluding the net change in client fund obligations, was primarily the result of higher taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2017:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$114,062	$7,799	$17,737	$17,475	$71,051
Unconditional purchase obligations	1,827	1,382	445	—	—
	$115,889	$9,181	$18,182	$17,475	$71,051

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $10.0 million and $8.0 million for the six months ended December 31, 2016 and 2017, respectively, exclusive of capitalized internal-use software costs of $6.3 million and $7.1 million for the same periods, respectively. During the first two quarters of fiscal 2018, we also spent $6.0 million on capital expenditures for which we received reimbursement from tenant improvement allowances.

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

Interest Rate Risk

As of December 31, 2017, we had cash and cash equivalents of $111.0 million and funds held for clients of $1,345.7 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. Starting in July 2017, we invested a portion of our funds held for clients in marketable securities including commercial paper, corporate bonds and asset-backed securities which were classified as available-for-sale securities as of December 31, 2017.  Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.1 million as of December 31, 2017. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities included in funds held for clients as of December 31, 2017.  Fluctuations in the value of our available-for-sale securities caused by a change in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Our success depends largely upon the continued services of our key executive officers, including Steven R. Beauchamp, our Chief Executive Officer. We also rely on our leadership team in the areas of research and development, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers, including Mr. Beauchamp, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.

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

Our ability to deliver our payroll and HCM solutions depends on our ability to effectively implement and to transition to, and train our clients on, our solutions. We do not recognize revenue from new clients until they process their first payroll. Further, the majority of our agreements with our clients are generally terminable by the clients on 60 days’ or less notice. If a client is not satisfied with our implementation services, the client could terminate its agreement with us before we have recovered our costs of implementation services, which would adversely affect our results of operations and cash flows. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.

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

Once our applications are deployed, our clients depend on our client service organization to resolve issues relating to our solutions. The majority of our clients are medium-sized organizations with limited personnel and resources to address payroll and other HCM related issues. These clients rely on us more so than larger companies with greater internal resources and expertise. High-quality client services are important for the successful marketing and sale of our products and for the retention of existing clients. If we do not help our clients quickly resolve issues and provide effective ongoing support, our ability to sell additional products to existing clients would suffer and our reputation with existing or potential clients would be harmed.

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

We may experience negative or unforeseen tax consequences.

In December 2017, both houses of the U.S. Congress passed legislation, known as the Tax Cuts and Jobs Act of 2017, that was approved and signed into law. This legislation could have a material benefit or material adverse impact on our effective tax rate, tax expense and cash flow. We are in the process of evaluating the potential aggregate impact the enactment of this passed legislation will have on our financial condition, cash flows and results of operations. Any benefits associated with lower U.S. corporate tax rates could be reduced or offset by other tax changes adverse to our business or operations.

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

As of February 2, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 42.2% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of February 2, 2018, we had an aggregate of 52,603,746 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

PAYLOCITY HOLDING CORPORATION

Date:	February 9, 2018	By:	/S/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer

Date:	February 9, 2018	By:	/S/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)