Form 10-Q
period 2018-03-31
Paylocity Holding Corp
filed 2018-05-04
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,653,118 shares of Common Stock, $0.001 par value per share, as of April 27, 2018.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I

FINANCIAL INFORMATION

Item  1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$103,468	$129,530
Accounts receivable, net	2,040	3,384
Prepaid expenses and other	14,879	16,921

Total current assets before funds held for clients	120,387	149,835
Funds held for clients	942,459	1,347,522

Total current assets	1,062,846	1,497,357
Long-term prepaid expenses	1,535	1,022
Capitalized internal-use software, net	17,394	20,002
Property and equipment, net	40,756	50,380
Intangible assets, net	8,907	13,457
Goodwill	6,003	9,754
Deferred income tax assets, net	—	18,906

Total assets	$1,137,441	$1,610,878

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,046	$2,371
Accrued expenses	30,301	35,474

Total current liabilities before client fund obligations	32,347	37,845
Client fund obligations	942,459	1,347,522

Total current liabilities	974,806	1,385,367
Deferred rent	14,621	20,963
Deferred income tax liabilities, net	401	—

Total liabilities	$989,828	$1,406,330
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2017 and March 31, 2018	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2017 and March 31, 2018; 51,738 shares issued and outstanding at June 30, 2017 and 52,649 shares issued and outstanding at March 31, 2018	52	53
Additional paid-in capital	192,837	209,791
Accumulated deficit	(45,276)	(5,125)
Accumulated other comprehensive loss	—	(171)
Total stockholders’ equity	$147,613	$204,548
Total liabilities and stockholders’ equity	$1,137,441	$1,610,878

                                      See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
Revenues:
Recurring fees	$85,314	$105,857	$212,581	$264,443
Interest income on funds held for clients	1,041	2,719	2,489	6,119

Total recurring revenues	86,355	108,576	215,070	270,562
Implementation services and other	3,918	4,831	8,879	10,349

Total revenues	90,273	113,407	223,949	280,911
Cost of revenues:
Recurring revenues	22,436	26,982	62,255	76,711
Implementation services and other	9,646	11,670	28,569	33,740

Total cost of revenues	32,082	38,652	90,824	110,451
Gross profit	58,191	74,755	133,125	170,460
Operating expenses:
Sales and marketing	21,242	26,004	56,988	68,782
Research and development	6,969	9,058	21,492	27,227
General and administrative	15,100	19,228	43,915	53,338

Total operating expenses	43,311	54,290	122,395	149,347
Operating income	14,880	20,465	10,730	21,113
Other income (expense)	(47)	215	(4)	465

Income before income taxes	14,833	20,680	10,726	21,578
Income tax expense (benefit)	32	(18,497)	164	(18,573)

Net income	$14,801	$39,177	$10,562	$40,151

Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	—	(61)	—	(171)
Total other comprehensive loss, net of tax	—	(61)	—	(171)
Comprehensive income	$14,801	$39,116	$10,562	$39,980

Net income per share:
Basic	$0.29	$0.74	$0.21	$0.77
Diluted	$0.27	$0.71	$0.20	$0.73

Weighted-average shares used in computing net income per share:
Basic	51,447	52,615	51,353	52,334
Diluted	54,002	55,030	53,987	54,717

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	23,345	—	—	23,345
Stock options exercised	772	1	7,161	—	—	7,162
Issuance of common stock upon vesting of restricted stock units	425	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	2,045	—	—	2,045
Net settlement for taxes and/or exercise price related to equity awards	(339)	—	(15,597)	—	—	(15,597)
Unrealized losses on securities, net of tax	—	—	—	—	(171)	(171)
Net income	—	—	—	40,151	—	40,151
Balances at March 31, 2018	52,649	$53	$209,791	$(5,125)	$(171)	$204,548

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2017	2018

Cash flows from operating activities:

Net income	$10,562	$40,151
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	18,695	21,891
Depreciation and amortization expense	14,685	20,640
Deferred income tax expense (benefit)	127	(18,603)
Provision for doubtful accounts	47	149
Net accretion of discounts and amortization of premiums on available-for-sale securities	—	(234)
Net realized losses on sales of available-for-sale securities	—	2
Loss on disposal of equipment	225	160
Changes in operating assets and liabilities:
Accounts receivable	(543)	(1,278)
Prepaid expenses and other	(1,802)	(1,678)
Accounts payable	(145)	429
Accrued expenses	1,484	1,762
Tenant improvement allowance	—	5,952
Net cash provided by operating activities	43,335	69,343

Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	(126,223)
Proceeds from sales and maturities of available-for-sale securities from funds held for clients	—	51,292
Net change in funds held for clients' cash and cash equivalents	69,281	(328,462)
Capitalized internal-use software costs	(10,073)	(11,442)
Purchases of property and equipment	(13,916)	(9,374)
Lease allowances used for tenant improvements	—	(7,086)
Acquisition of business, net of cash acquired	—	(8,346)
Net cash provided by (used in) investing activities	45,292	(439,641)

Cash flows from financing activities:
Net change in client fund obligations	(69,281)	403,375
Proceeds from employee stock purchase plan	1,823	2,045
Taxes paid related to net share settlement of equity awards	(6,215)	(9,060)
Net cash provided by (used in) financing activities	(73,673)	396,360
Net Change in Cash and Cash Equivalents	14,954	26,062
Cash and Cash Equivalents—Beginning of Period	86,496	103,468
Cash and Cash Equivalents—End of Period	$101,450	$129,530
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment and internal-use software, accrued but not paid	$1,714	$2,832
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$41	$17

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

(2)  Summary of Significant Accounting Policies

(a)  Consolidation and Use of Estimates

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 11, 2017.

(c)  Funds Held For Clients and Corporate Investments

Funds held for clients is primarily comprised of cash and cash equivalents invested in demand deposit accounts. Starting in July 2017, the Company also invested a portion of its funds held for clients in marketable securities.

Marketable securities classified as available-for-sale are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income. Interest on marketable securities included in funds held for clients is reported as interest income on funds held for clients on the consolidated statements of operations and comprehensive income.

The Company reviews the composition of its portfolio for any available-for-sale security that has a fair value that falls below its amortized cost. If any security fits this criterion, the Company further evaluates whether other-than-temporary impairment exists by considering whether the Company has the intent and ability to retain the security for a period of time sufficient enough to allow for anticipated fair value recovery. The Company did not record any other-than-temporary impairment charges during the three or nine months ended March 31, 2018.

(d)  Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes, using the asset and liability method. The Company’s provision for income taxes through December 31, 2017 and fiscal 2017 was based on the discrete effective tax rate method. In the third quarter of fiscal 2018 upon the release of the valuation allowance, the Company utilized the annual effective tax rate method to estimate and record tax expense for pre-tax income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net-recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

(e)  Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective July 1, 2017, and it resulted in an increase to the Company’s gross net operating loss of $30,783. As of December 31, 2017, the adoption of this standard did not have a material impact on its consolidated financial statements and disclosures due to the Company’s valuation allowance on deferred tax assets. However, during the third quarter of fiscal 2018, the Company released its valuation allowance and as a result, the Company recorded a significant increase in deferred tax assets due to excess tax benefits from employee stock exercises. Refer to Note 9 for additional information on the release of the valuation allowance and the impact of excess tax benefits from employee stock exercises. The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”) which clarifies the definition of a business. ASU 2017-01 provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. It is effective, on a prospective basis, for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective January 1, 2018. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”) which incorporates the SEC’s Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides for a provisional measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act (the “Act”), not to exceed one year from enactment of the new tax law. Entities are permitted to utilize reasonable estimates until they have finished analyzing the effects of the Act. The Company recognized the income tax effects of the Act in the second and third quarter of fiscal 2018 in accordance with SAB 118. Refer to Note 9 for additional information.

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

The Company currently expects to adopt the new standard in its fiscal year beginning July 1, 2018 using the full retrospective method.  While the impact the new revenue recognition standard will have on its consolidated financial statements and disclosures has not yet been fully assessed, the Company currently expects that there will be a material impact in the manner in which it treats certain costs of obtaining new contracts (i.e., selling and commission costs).  The new standard will require the Company to defer these costs and amortize them versus its current treatment of expensing these costs as incurred. The Company is continuing to evaluate all potential impacts as well as the changes required for systems, processes and internal controls to meet the new standard’s reporting and disclosure requirements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease with terms greater than twelve months, along with additional qualitative and quantitative disclosures. ASU 2016-02 also requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented. In March 2018, the FASB affirmed its proposed ASU, Leases (Topic 842): Targeted Improvements, which provides an additional transition method allowing an entity to apply the new lease accounting and disclosure requirements only for the year of adoption with the comparative periods continuing to be in accordance with current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential effects of these changes to its consolidated financial statements as well as evaluating the transition methods and expects to adopt this new standard in its fiscal year beginning July 1, 2019.

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

(3) Business Combinations

In March 2018, the Company acquired substantially all the assets of BeneFLEX HR Resources, Inc. (“BeneFLEX”), a third party employee benefits administrator, for $9,346, net of cash acquired. BeneFLEX administers employee benefit plans, including flexible spending accounts, health savings accounts, health reimbursement accounts, COBRA, and others. The Company paid $8,346 upon closing and may be required to pay an additional $1,000 subject to BeneFLEX attaining certain revenue targets and in the absence of indemnity claims. This acquisition expands the portfolio of services available to the Company’s clients by allowing it to provide additional benefit administration solutions to its clients, prospects, and broker partners.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition. The Company based the preliminary allocation of the purchase price on estimates and assumptions that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of identifiable intangible assets and the finalization of net working capital adjustments. The Company determined the estimated fair value of identifiable intangible assets acquired primarily by using an income approach.

The following table summarizes the preliminary allocation of the purchase price for BeneFLEX:

Goodwill	$3,751
Client relationships	5,386
Non-solicitation agreements	240
Net liabilities assumed	(31)
Total Purchase Price	$9,346

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition. Pro forma information has not been presented because the effect of the acquisition is not material to the Company’s consolidated financial statements. Goodwill will be amortized over a period of 15 years for income tax purposes.

(4)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2017	$266
Charged to expense	149
Write-offs	(134)
Balance at March 31, 2018	$281

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	March 31,
	2017	2018
Capitalized internal-use software	$49,663	$62,629
Accumulated amortization	(32,269)	(42,627)
Capitalized internal-use software, net	$17,394	$20,002

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $2,573 and $3,655 for the three months ended March 31, 2017 and 2018, respectively, and $6,207 and $10,358 for the nine months ended March 31, 2017 and 2018, respectively.

Property and equipment, net consist of the following:

	June 30,	March 31,
	2017	2018
Office equipment	$3,591	$3,880
Computer equipment	24,411	28,526
Furniture and fixtures	7,547	8,837
Software	4,954	5,221
Leasehold improvements	21,426	32,621
Time clocks rented by clients	4,240	4,551
Total	66,169	83,636
Accumulated depreciation	(25,413)	(33,256)
Property and equipment, net	$40,756	$50,380

Depreciation expense amounted to $2,629 and $3,189 for the three months ended March 31, 2017 and 2018, respectively, and $7,336 and $9,206 for the nine months ended March 31, 2017 and 2018, respectively.

Goodwill represents the excess of cost over the net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are not amortized, but rather tested for impairment at least annually. Identifiable intangible assets acquired in business combinations are recorded based on fair value at the date of acquisition and amortized over their estimated useful lives. See Note 3 for further information regarding the acquisition completed during the nine months ended March 31, 2018.

The following table summarizes changes in goodwill during the nine months ended March 31, 2018:

Balance at June 30, 2017	$6,003
Additions attributable to current period acquisition	3,751
Balance at March 31, 2018	$9,754

Intangible assets, net consist of the following:

	June 30,	March 31,	Useful
	2017	2018	Life
Client relationships	$12,580	$17,966	9 years
Non-solicitation agreements	360	600	2 - 4 years
Total	12,940	18,566
Accumulated amortization	(4,033)	(5,109)
Intangible assets, net	$8,907	$13,457

The increase in client relationships and non-solicitation agreements is related to the acquisition of BeneFLEX as discussed in Note 3. Amortization expense for acquired intangible assets was $380 and $358 for the three months ended March 31, 2017 and 2018 respectively, and $1,142 and $1,076 for the nine months ended March 31, 2017 and 2018, respectively.

Future amortization expense for acquired intangible assets is as follows, as of March 31, 2018:

Remainder of fiscal 2018	$516
Fiscal 2019	2,056
Fiscal 2020	2,056
Fiscal 2021	2,056
Fiscal 2022	2,041
Thereafter	4,732
Total	$13,457

The components of accrued expenses were as follows:

	June 30,	March 31,
	2017	2018
Accrued payroll and personnel costs	$25,131	$25,361
Other	5,170	10,113
Total accrued expenses	$30,301	$35,474

(5) Funds Held for Clients and Corporate Investments

Investments consist of the following as of March 31, 2018:

		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Funds held for clients' cash and cash equivalents	$1,272,771	$—	$(4)	$1,272,767
Available-for-sale securities:
Corporate bonds	33,958	3	(168)	33,793
Commercial paper	29,165	—	(16)	29,149
Asset-backed securities	12,041	—	(65)	11,976
Total available-for-sale securities	75,164	3	(249)	74,918
Investments	$1,347,935	$3	$(253)	$1,347,685

Funds held for clients’ cash and cash equivalents included demand deposit accounts, commercial paper and money market funds as of March 31, 2018.

Classification of investments on the consolidated balance sheets is as follows:

March 31,
2018
Funds held for clients	$1,347,522
Prepaid expenses and other	163
Total investments	$1,347,685

Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of March 31, 2018 had fair market values as follows:

	Gross
	unrealized
	losses	Fair value
Corporate bonds	$(168)	$31,231
Commercial paper	(16)	27,291
Asset-backed securities	(65)	11,976
Total	$(249)	$70,498

As the Company started investing funds held for clients in available-for-sale securities during the nine months ended March 31, 2018, no securities have been in an unrealized loss position for more than 12 months. The Company did not make any material reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2018. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three and nine months ended March 31, 2018.

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the three or nine months ended March 31, 2018, nor does it believe that OTTI exists in its portfolio as of March 31, 2018. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of March 31, 2018.

Expected maturities of available-for-sale securities at March 31, 2018 are as follows:

	Amortized
	cost	Fair value
One year or less	$53,150	$53,036
One year to two years	20,410	20,275
Two years to three years	1,604	1,607
Total available-for-sale securities	$75,164	$74,918

(6)  Fair Value Measurement

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2017 and March 31, 2018 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include asset-backed securities, corporate bonds and commercial paper. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at March 31, 2018, and the Company did not transfer assets between Levels during the nine months ended March 31, 2018. The Company did not hold any marketable securities at June 30, 2017.

The fair value level for the funds held for clients’ cash and cash equivalents and available-for-sale securities as of March 31, 2018 is as follows:

	Total	Level 1	Level 2	Level 3
Funds held for clients' cash and cash equivalents	$1,272,767	$1,247,604	$25,163	$—
Available-for-sale securities:
Corporate bonds	33,793		33,793
Commercial paper	29,149		29,149
Asset-backed securities	11,976		11,976
Total available-for-sale securities	74,918	—	74,918	—
Investments	$1,347,685	$1,247,604	$100,081	$—

(7)  Benefit Plans

(a)  Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan will increase automatically each calendar year, continuing through and including January 1, 2024 (the “Evergreen provision”). The number of shares added each year will be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors determined that, effective January 1, 2018, it would increase the number of common shares in reserve for issuance under the 2014 Plan by 2,367 shares.

As of March 31, 2018, the Company had 13,883 shares allocated to the plans, of which 3,848 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine months ended March 31, 2018:

Number of Shares
Available for grant at July 1, 2017	8,227
January 1, 2018 Evergreen provision increase	2,367
RSUs granted	(884)
Shares withheld in settlement of taxes and/or exercise price	339
Forfeitures	45
Shares removed	(59)
Available for grant at March 31, 2018	10,035

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018
Cost of revenue – recurring	$485	$728	$1,621	$2,084
Cost of revenue – non-recurring	363	358	1,031	1,107
Sales and marketing	1,672	1,537	4,880	5,680
Research and development	797	926	2,461	2,742
General and administrative	2,930	3,918	8,702	10,278
Total stock-based compensation expense	$6,247	$7,467	$18,695	$21,891

In addition, the Company capitalized $540 and $550 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2017 and 2018, respectively, and $1,412 and $1,454 in the nine months ended March 31, 2017 and 2018, respectively.

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

There were no stock options granted during the nine months ended March 31, 2017 or 2018. The table below presents stock option activity during the nine months ended March 31, 2018:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2017	2,751	$11.54	5.69	$92,556
Options forfeited	(5)	$18.41
Options exercised	(772)	$9.28
Balance at March 31, 2018	1,974	$12.40	5.26	$76,638
Options exercisable at March 31, 2018	1,848	$11.23	5.15	$73,936
Options vested and expected to vest at March 31, 2018	1,970	$12.36	5.25	$76,563

The total intrinsic value of options exercised was $2,813 and $3,758 during the three months ended March 31, 2017 and 2018, respectively, and $8,352 and $31,013 during the nine months ended March 31, 2017 and 2018, respectively. At March 31, 2018, there was $262 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.90 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSU awards are based on the achievement of certain revenue and Adjusted EBITDA targets in future fiscal years. The following table represents restricted stock unit activity during the nine months ended March 31, 2018:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2017	1,455	$39.96
RSUs granted	884	$45.95
RSUs vested	(425)	$39.31
RSUs forfeited	(40)	$41.73
RSU balance at March 31, 2018	1,874	$42.89
RSUs expected to vest at March 31, 2018	1,635	$42.69

At March 31, 2018, there was $34,872 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.86 years.

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

As of March 31, 2018, a total of 1,166 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors determined that, effective January 1, 2018, it would increase the number of common shares in reserve for issuance under the ESPP by 395 shares.

The Company issued 53 shares upon the completion of its six-month offering period ending November 15, 2017. The Company recorded compensation expense attributable to the ESPP of $304 and $323 for the three months ended March 31, 2017 and 2018, respectively, and $967 and $971 for the nine months ended March 31, 2017 and 2018, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2017	2018
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	38.9 - 53.4%	28.3 - 39.1%
Expected term (years)	0.5	0.5
Risk‑free interest rate	0.28 - 0.61%	1.02 - 1.35%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,055 and $1,276 for the three months ended March 31, 2017 and 2018, respectively, and $2,732 and $3,382 for the nine months ended March 31, 2017 and 2018, respectively.

(8)  Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
Numerator:
Net income	$14,801	$39,177	$10,562	$40,151

Denominator:
Weighted-average shares used in computing net income per share:
Basic	51,447	52,615	51,353	52,334
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,555	2,415	2,634	2,383
Diluted	54,002	55,030	53,987	54,717

Net income per share:
Basic	$0.29	$0.74	$0.21	$0.77
Diluted	$0.27	$0.71	$0.20	$0.73

The following table summarizes the outstanding employee stock options and restricted stock units as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
Employee stock options	145	—	145	—
Restricted stock units	10	28	690	121
Total	155	28	835	121

(9)  Income Taxes

The Company’s quarterly provision for income taxes through December 31, 2017 and fiscal 2017 was based on the discrete effective tax rate method. In the third quarter of fiscal 2018 upon the release of the valuation allowance, the Company utilized the annual effective tax rate method to record the tax expense for pre-tax income through March 31, 2018. The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, and other discrete items in the interim period in which they occur.

The Company recorded income tax expense (benefit) of $32 and $(18,497) for the three months ended March 31, 2017 and 2018 respectively, and $164 and $(18,573) for the nine months ended March 31, 2017 and 2018, respectively. The tax benefit of $18,497 recorded during the three months ended March 31, 2018 primarily includes the release of substantially all of the Company’s valuation allowance of $22,585 and the excess tax benefits recorded from employee stock exercises of $10,973 during fiscal 2018 partially offset by the estimated impacts of the Tax Cuts and Jobs Act of 2017 (the “Act”) of $9,817 and the Company’s tax provision on income before income taxes of $5,260. The Company’s effective tax rates for the three and nine months ended March 31, 2017 differed from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.

The Company’s effective tax rates for the three and nine months ended March 31, 2018 differed from statutory rates primarily due to the release of substantially all of the Company’s valuation allowance and excess tax benefits from employee stock exercises partially offset by the estimated impacts of the Act.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. The Company established a valuation allowance in fiscal 2014 on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company has continued to record a valuation allowance through the first six months of fiscal 2018. In the third quarter of fiscal 2018, management concluded that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This is primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. As of March 31, 2018, based on the evaluation of positive and negative evidence, management believes it is more likely than not that the net deferred tax assets will be realized for all federal and substantially all state purposes. Accordingly, management has recognized a non-recurring tax benefit of $22,585 related to the valuation allowance reversal. As of March 31, 2018, the Company continued to maintain a valuation allowance of $541 for state tax benefits. Such assessment may change in the future as further evidence becomes available.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Over the long term, the Company generally expects to benefit from the lower statutory rates provided by the Act and is currently assessing all other aspects relevant to the Company. The Company operates solely in the United States; therefore, the international provisions of the Act do not apply. In accordance with ASC 740, during the second quarter the Company modified its current federal statutory rate for the year to account for the rate change. At that time, the Company recorded a $156 income tax benefit attributable to the rate change effect on the deferred tax liability for indefinite-lived intangible assets.

In response to the Act, the SEC subsequently issued SAB 118 (later codified into ASU 2018-05) allowing registrants to record provisional amounts to the extent a company’s accounting for the Act is incomplete. Pursuant to disclosure under SAB 118, revaluation of deferred taxes as of December 22, 2017 is incomplete. The Company has recorded provisional estimated tax expense of $9,817 related to the rate change and additional limitations on executive compensation. As the Company released substantially all of its valuation allowance against its deferred taxes, this expense is included in the third quarter income tax (benefit). As of March 31, 2018, the Company is still analyzing the impact of the Act with respect to the appropriate period of reversal of deferred tax assets and liabilities, as well as additional limitations on the deductibility of executive compensation and on certain meals and entertainment expenses. The Company needs additional time to finalize its estimates and expects additional guidance to be issued by the Internal Revenue Service before the assessment of the impact of the Act can be completed. The Company currently expects to complete its accounting for the effects of the Act by the end of December 2018.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $86.4 million for the three months ended March 31, 2017 to $108.6 million for the three months ended March 31, 2018, representing a 26% year-over-year increase. Recurring revenue increased from $215.1 million for the nine months ended March 31, 2017 to $270.6 million for the nine months ended March 31, 2018, representing a 26% year-over-year increase. Recurring revenue represented 96% of total revenue during both the three and nine months ended March 31, 2017 and 2018.

Recurring Fees from New Clients

We define recurring fees from new clients as the percentage of year-to-date recurring fees from all clients on our solutions which had not been on or used any of our solutions for a full year as of the start of the current fiscal year. We believe recurring fees from new clients is an important metric to measure the expansion of our existing client base as well as the growth in our client base. Our percentage of recurring fees from new clients was 42% and 36% for the three months ended March 31, 2017 and 2018, respectively, and 37% and 32% for the nine months ended March 31, 2017 and 2018, respectively.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income or cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define

Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense, employer payroll taxes related to stock releases and option exercises and acquisition-related costs. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Adjusted Gross Profit	$61,651	$79,567	$142,145	$184,299
Adjusted Recurring Gross Profit	$67,006	$86,012	$160,741	$206,462
Adjusted EBITDA	$26,833	$35,765	$44,674	$65,602

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$58,191	$74,755	$133,125	$170,460
Amortization of capitalized internal-use software costs	2,573	3,655	6,207	10,358
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	887	1,157	2,813	3,481
Adjusted Gross Profit	$61,651	$79,567	$142,145	$184,299

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$86,355	$108,576	$215,070	$270,562
Cost of recurring revenues	22,436	26,982	62,255	76,711
Recurring gross profit	63,919	81,594	152,815	193,851
Amortization of capitalized internal-use software costs	2,573	3,655	6,207	10,358
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	514	763	1,719	2,253
Adjusted Recurring Gross Profit	$67,006	$86,012	$160,741	$206,462

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$14,801	$39,177	$10,562	$40,151
Income tax expense (benefit)	32	(18,497)	164	(18,573)
Depreciation and amortization expense	5,582	7,202	14,685	20,640
EBITDA	20,415	27,882	25,411	42,218
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	6,418	7,692	19,263	23,193
Acquisition-related costs	—	191	—	191
Adjusted EBITDA	$26,833	$35,765	$44,674	$65,602

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 95% and 94% of our total revenues during both the three and nine months ended March 31, 2017 and 2018, respectively.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $2.6 million and $3.7 million of capitalized internal-use software costs during the three months ended March 31, 2017 and 2018, respectively, and $6.2 million and $10.4 million of capitalized internal-use software costs during the nine months ended March 31, 2017 and 2018, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits involved in the implementation of our payroll and other HCM solutions for new clients. Implementation costs are generally fixed in the short-term and exceed associated implementation revenue charged to each client. We intend to grow our business through the addition of new clients, and doing so will require increased personnel to implement our solutions. Therefore, our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2017 and 2018.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Capitalized portion of research and development	$4,334	$4,871	$11,485	$12,966
Expensed portion of research and development	6,969	9,058	21,492	27,227
Total research and development	$11,303	$13,929	$32,977	$40,193

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$85,314	$105,857	$212,581	$264,443
Interest income on funds held for clients	1,041	2,719	2,489	6,119
Total recurring revenues	86,355	108,576	215,070	270,562
Implementation services and other	3,918	4,831	8,879	10,349
Total revenues	90,273	113,407	223,949	280,911
Cost of revenues:
Recurring revenues	22,436	26,982	62,255	76,711
Implementation services and other	9,646	11,670	28,569	33,740
Total cost of revenues	32,082	38,652	90,824	110,451
Gross profit	58,191	74,755	133,125	170,460
Operating expenses:
Sales and marketing	21,242	26,004	56,988	68,782
Research and development	6,969	9,058	21,492	27,227
General and administrative	15,100	19,228	43,915	53,338
Total operating expenses	43,311	54,290	122,395	149,347
Operating income	14,880	20,465	10,730	21,113
Other income (expense)	(47)	215	(4)	465
Income before income taxes	14,833	20,680	10,726	21,578
Income tax expense (benefit)	32	(18,497)	164	(18,573)
Net income	$14,801	$39,177	$10,562	$40,151

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2018	2017	2018
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	95%	94%	95%	94%
Interest income on funds held for clients	1%	2%	1%	2%
Total recurring revenues	96%	96%	96%	96%
Implementation services and other	4%	4%	4%	4%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	25%	24%	28%	27%
Implementation services and other	11%	10%	13%	12%
Total cost of revenues	36%	34%	41%	39%
Gross profit	64%	66%	59%	61%
Operating expenses:
Sales and marketing	23%	23%	25%	24%
Research and development	8%	8%	10%	10%
General and administrative	17%	17%	19%	19%
Total operating expenses	48%	48%	54%	53%
Operating income	16%	18%	5%	8%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	16%	18%	5%	8%
Income tax expense (benefit)	0%	17%	0%	6%
Net income	16%	35%	5%	14%

Comparison of Three Months Ended March 31, 2017 and 2018

Revenues

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
Recurring fees	$85,314	$105,857	$20,543	24%
Percentage of total revenues	95%	94%
Interest income on funds held for clients	$1,041	$2,719	$1,678	161%
Percentage of total revenues	1%	2%
Implementation services and other	$3,918	$4,831	$913	23%
Percentage of total revenues	4%	4%

Recurring Fees

Recurring fees for the three months ended March 31, 2018 increased by $20.5 million, or 24%, to $105.9 million from $85.3 million for the three months ended March 31, 2017. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2018 increased by $1.7 million, or 161% to $2.7 million from $1.0 million for the three months ended March 31, 2017. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a portion of our funds held for clients in marketable securities starting in July 2017.

Implementation Services and Other

Implementation services and other revenue for the three months ended March 31, 2018 increased by $0.9 million, or 23%, to $4.8 million from $3.9 million for the three months ended March 31, 2017 primarily due to the changes in the number of new clients and product mix quarter over quarter.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
Cost of recurring revenues	$22,436	$26,982	$4,546	20%
Percentage of recurring revenues	26%	25%
Recurring gross margin	74%	75%
Cost of implementation services and other	$9,646	$11,670	$2,024	21%
Percentage of implementation services and other	246%	242%
Implementation gross margin	(146)%	(142)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended March 31, 2018 increased by $4.5 million, or 20%, to $27.0 million from $22.4 million for the three months ended March 31, 2017. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $2.2 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.1 million in increased internal-use software amortization and $1.0 million in delivery and other processing-related fees. Recurring gross margin remained flat for the three months ended March 31, 2017 and 2018.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended March 31, 2018 increased by $2.0 million, or 21%, to $11.7 million from $9.6 million for the three months ended March 31, 2017. The increase in cost of implementation services and other was primarily the result of $1.9 million of additional employee-related costs resulting from additional personnel necessary to implement our solutions for new and existing clients during the three months ended March 31, 2018.

Operating Expenses

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
Sales and marketing	$21,242	$26,004	$4,762	22%
Percentage of total revenues	23%	23%

Sales and marketing expenses for the three months ended March 31, 2018 increased by $4.8 million, or 22%, to $26.0 million from $21.2 million for the three months ended March 31, 2017. The increase in sales and marketing expense was primarily the result of $4.3 million of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support).

Research and Development

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
Research and development	$6,969	$9,058	$2,089	30%
Percentage of total revenues	8%	8%

Research and development expenses for the three months ended March 31, 2018 increased by $2.1 million, or 30%, to $9.1 million from $7.0 million for the three months ended March 31, 2017. The increase in research and development expense was primarily the result of $2.3 million of additional employee-related costs related to additional development personnel, partially offset by higher quarter-over-quarter capitalized internal-use software costs of $0.5 million.

General and Administrative

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
General and administrative	$15,100	$19,228	$4,128	27%
Percentage of total revenues	17%	17%

General and administrative expenses for the three months ended March 31, 2018 increased by $4.1 million, or 27%, to $19.2 million from $15.1 million for the three months ended March 31, 2017. The increase in general and administrative expense was primarily the result of $1.7 million of additional employee-related costs related to additional personnel, $1.0 million in additional stock-based compensation associated with our equity incentive plan and $0.8 million of increased occupancy costs incurred as a result of our requirement for additional office space.

Other Income (Expense)

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
Other income (expense)	$(47)	$215	$262	*
Percentage of total revenues	0%	0%

*Not Meaningful

Other income (expense) for the three months ended March 31, 2018 increased by $0.3 million as compared to the three months ended March 31, 2017. The increase in other income (expense) was primarily due to higher average interest rates as well as higher average daily balances for our cash and cash equivalents.

Income Tax Expense (Benefit)

	Three Months Ended
	March 31,		Change
	2017	2018	$	%
Income tax expense (benefit)	$32	$(18,497)	$(18,529)	*
Percentage of total revenues	0%	17%

*Not Meaningful

The difference in income tax expense (benefit) of $18.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to $22.6 million tax benefit from the release of the valuation allowance and $11.0 million from excess tax benefits realized from employee stock exercises, partially offset by $9.8 million of estimated tax expense from the Tax Cuts and Jobs Act of 2017 and the provision for income taxes through March 31, 2018 of $5.3 million.

Comparison of Nine Months Ended March 31, 2017 and 2018

Revenues

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
Recurring fees	$212,581	$264,443	$51,862	24%
Percentage of total revenues	95%	94%
Interest income on funds held for clients	$2,489	$6,119	$3,630	146%
Percentage of total revenues	1%	2%
Implementation services and other	$8,879	$10,349	$1,470	17%
Percentage of total revenues	4%	4%

Recurring Fees

Recurring fees for the nine months ended March 31, 2018 increased by $51.9 million, or 24%, to $264.4 million from $212.6 million for the nine months ended March 31, 2017. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2018 increased by $3.6 million, or 146% to $6.1 million from $2.5 million for the nine months ended March 31, 2017. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a portion of our funds held for clients in marketable securities starting in July 2017.

Implementation Services and Other

Implementation services and other revenue for the nine months ended March 31, 2018 increased by $1.5 million, or 17%, to $10.3 million from $8.9 million for the nine months ended March 31, 2017 primarily due to the changes in the number of new clients and product mix period over period.

Cost of Revenues

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
Cost of recurring revenues	$62,255	$76,711	$14,456	23%
Percentage of recurring revenues	29%	28%
Recurring gross margin	71%	72%
Cost of implementation services and other	$28,569	$33,740	$5,171	18%
Percentage of implementation services and other	322%	326%
Implementation gross margin	(222)%	(226)%

Cost of Recurring Revenues

Cost of recurring revenues for the nine months ended March 31, 2018 increased by $14.5 million, or 23%, to $76.7 million from $62.3 million for the nine months ended March 31, 2017. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $6.1 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.2 million in increased internal-use software amortization and $3.7 million in delivery and other processing-related fees. Recurring gross margin remained flat for the nine months ended March 31, 2017 and 2018.

Cost of Implementation Services and Other

Cost of implementation services and other for the nine months ended March 31, 2018 increased by $5.2 million, or 18%, to $33.7 million from $28.6 million for the nine months ended March 31, 2017. The increase in cost of implementation services and other was primarily the result of $4.5 million of additional employee-related costs resulting from additional personnel necessary to implement our solutions for new and existing clients during the nine months ended March 31, 2018.

Operating Expenses

Sales and Marketing

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
Sales and marketing	$56,988	$68,782	$11,794	21%
Percentage of total revenues	25%	24%

Sales and marketing expenses for the nine months ended March 31, 2018 increased by $11.8 million, or 21%, to $68.8 million from $57.0 million for the nine months ended March 31, 2017. The increase in sales and marketing expense was primarily the result of $9.8 million of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support) and $0.8 million in additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
Research and development	$21,492	$27,227	$5,735	27%
Percentage of total revenues	10%	10%

Research and development expenses for the nine months ended March 31, 2018 increased by $5.7 million, or 27%, to $27.2 million from $21.5 million for the nine months ended March 31, 2017. The increase in research and development expense was primarily the result of $6.4 million of additional employee-related costs related to additional development personnel, partially offset by higher year-over-year capitalized internal-use software costs of $1.7 million.

General and Administrative

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
General and administrative	$43,915	$53,338	$9,423	21%
Percentage of total revenues	19%	19%

General and administrative expenses for the nine months ended March 31, 2018 increased by $9.4 million, or 21%, to $53.3 million from $43.9 million for the nine months ended March 31, 2017. The increase in general and administrative expense was primarily the result of $3.8 million of additional employee-related costs related to additional personnel, $2.9 million of increased occupancy costs incurred as a result of our requirement for additional office space and $1.6 million in additional stock-based compensation associated with our equity incentive plan.

Other Income (Expense)

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
Other income (expense)	$(4)	$465	$469	*
Percentage of total revenues	0%	0%

*Not Meaningful

Other income (expense) for the nine months ended March 31, 2018 increased by $0.5 million as compared to the nine months ended March 31, 2017. The increase in other income (expense) was primarily due to higher average interest rates as well as higher average daily balances for our cash and cash equivalents.

Income Tax Expense (Benefit)

	Nine Months Ended
	March 31,		Change
	2017	2018	$	%
Income tax expense (benefit)	$164	$(18,573)	$(18,737)	*
Percentage of total revenues	0%	6%

*Not Meaningful

The difference in income tax expense (benefit) of $18.7 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 was primarily due to $22.6 million benefit from the release of the valuation allowance and $11.0 million benefit from excess benefits realized from employee stock exercises, partially offset by $9.8 million of estimated tax expense from the Tax Cuts and Jobs Act of 2017 and the provision for income taxes through March 31, 2018 of $5.1 million.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2018, our principal source of liquidity was $129.5 million of cash and cash equivalents.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2017	2018
Net cash provided by operating activities	$43,335	$69,343
Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	(126,223)
Proceeds from sales and maturities of available-for-sale securities from funds held for clients	—	51,292
Net change in funds held for clients' cash and cash equivalents	69,281	(328,462)
Capitalized internal-use software costs	(10,073)	(11,442)
Purchases of property and equipment	(13,916)	(9,374)
Lease allowances used for tenant improvements	—	(7,086)
Acquisition of business, net of cash acquired	—	(8,346)
Net cash provided by (used in) investing activities	45,292	(439,641)
Cash flows from financing activities:
Net change in client fund obligations	(69,281)	403,375
Proceeds from employee stock purchase plan	1,823	2,045
Taxes paid related to net share settlement of equity awards	(6,215)	(9,060)
Net cash provided by (used in) financing activities	(73,673)	396,360
Net change in cash and cash equivalents	$14,954	$26,062

Operating Activities

Net cash provided by operating activities was $43.3 million and $69.3 million for the nine months ended March 31, 2017 and 2018, respectively. The increase in net cash provided by operating activities from the nine months ended March 31, 2017 to the nine months ended March 31, 2018 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and the change in deferred income tax related to non-cash tax adjustments. Refer to Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional detail related to the change in deferred income tax. The increase was also due to $6.0 million received for tenant improvement allowances.

Investing Activities

Net cash provided by (used in) investing activities was $45.3 million and $(439.6) million for the nine months ended March 31, 2017 and 2018, respectively.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. During fiscal 2017, we processed over $92 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future. Fluctuations in the net change in funds held for clients’ cash and cash equivalents are also impacted by the timing of purchases and sales and maturities of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities.

Excluding the net change in funds held for clients’ cash and cash equivalents and purchases and proceeds from sales and maturities of available-for-sale securities from funds held for clients, our net cash used in investing activities was $24.0 million and $36.2 million for the nine months ended March 31, 2017 and 2018, respectively. The change in net cash used in investing activities was primarily due to $8.3 million in net cash used to acquire BeneFLEX and $7.1 million in lease allowances used for tenant improvements, partially offset by $4.5 million in fewer purchases of property and equipment during the nine months ended March 31, 2018 as compared to March 31, 2017.

Financing Activities

Net cash provided by (used in) financing activities was $(73.7) and $396.4 million for the nine months ended March 31, 2017 and 2018, respectively. Excluding the net change in client fund obligations, net cash used in financing activities was $(4.4) million and $(7.0) million for the nine months ended March 31, 2017 and 2018, respectively. The change in cash provided by (used in) financing activities, excluding the net change in client fund obligations, was primarily the result of higher taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2018:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$112,871	$8,419	$18,156	$17,320	$68,976
Unconditional purchase obligations	5,231	2,550	2,681	—	—
	$118,102	$10,969	$20,837	$17,320	$68,976

Capital Expenditures

We expect to increase capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $13.9 million and $9.4 million for the nine months ended March 31, 2017 and 2018, respectively, exclusive of capitalized internal-use software costs of $10.1 million and $11.4 million for the same periods, respectively. During the nine months ended March 31, 2018, we also spent $7.1 million on capital expenditures for which we have received or will receive reimbursement for tenant improvement allowances.

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

Interest Rate Risk

As of March 31, 2018, we had cash and cash equivalents of $129.5 million and funds held for clients of $1,347.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. Starting in July 2017, we invested a portion of our funds held for clients in marketable securities including commercial paper, corporate bonds and asset-backed securities which were classified as available-for-sale securities as of March 31, 2018.  Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.1 million as of March 31, 2018. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities included in funds held for clients as of March 31, 2018.  Fluctuations in the value of our available-for-sale securities caused by a change in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $7,110,000, $13,972,000 and $3,851,000 in fiscal 2014, fiscal 2015 and fiscal 2016, respectively. While we generated net income in fiscal 2017 and in the first nine months of fiscal 2018, it does not ensure that we will earn continued net income in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we cannot predict when we will achieve sustained profitability, if at all. We also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. In addition, we incur significant legal, accounting and other expenses in order to comply with the rules and regulations to which we are subject to as a public company. These increased expenditures have made it harder for us to achieve and maintain profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may incur losses in the foreseeable future.

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

Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems or the systems of our clients could result in the unauthorized disclosure of confidential information, theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. While we have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such a breach to affected individuals (if required) can be substantial.  Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines (including, in the case of our benefit administration solution, BeneFLEX, penalties for failure to comply with HIPAA)  or other actions or liabilities which could materially and adversely affect our business and operating results.

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

We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our financial results and liquidity.

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

Privacy concerns and laws or other domestic regulations may increase the cost of our solutions or reduce the effectiveness of our applications and adversely affect our business.

Our clients collect, use and store personal or identifying information regarding their employees and their family members in our solutions. Federal and state government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such personal information. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, applies to our benefit administration solution, BeneFLEX, as a business associate. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our clients’ businesses may limit the use and adoption of our applications and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

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

In addition, these funds are held in consolidated accounts in trust on behalf of our clients, and as a result, the aggregate amounts in the accounts exceed the applicable federal deposit insurance limits. We believe that since such funds are deposited in trust on behalf of our clients, the Federal Deposit Insurance Corporation, or the FDIC, would treat those funds as if they had been deposited by each of the clients themselves and insure each client’s funds up to the applicable deposit insurance limits. If the FDIC were to take the position that it is not obligated to provide deposit insurance for our clients’ funds or if the reimbursement of these funds were delayed, our business and our clients could be materially harmed.

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

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes, employment claims made by our current or former employees, or lawsuits related to breaches of personal information. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and leading analysts or potential investors to lower their expectations of our performance, which could reduce the trading price of our stock.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results including increased volatility, and could affect the reporting of transactions completed before the announcement of a change. Our accounting policies that have been or may be affected by changes in accounting principles include, but are not limited to, revenue recognition and accounting for leases.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have acquired and may in the future seek to acquire or invest in other businesses or technologies. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

As of April 27, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 41.8% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of April 27, 2018, we had an aggregate of 52,653,118 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

In addition, we have registered 17,853,893 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time.  If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

On February 2, 2016, we amended our bylaws to designate the state and federal courts located within the state of Delaware as the sole and exclusive forums for claims arising derivatively, pursuant to the Delaware General Corporation Law or governed by the internal affairs doctrine. The choice of forum provision is expressly authorized by the Delaware General Corporation Law, which was amended so that companies would not have to litigate internal claims in more than one jurisdiction. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving such extra-forum claims, which could adversely affect our business and financial condition. This bylaws provision, therefore, may dissuade or discourage claimants from initiating lawsuits or claims against us or our directors and officers in forums other than Delaware.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 4, 2018	By:	/S/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer

Date:	May 4, 2018	By:	/S/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)