Form 10-K
period 2018-06-30
Paylocity Holding Corp
filed 2018-08-10
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 001- 36348

PAYLOCITY HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4066644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1400 American Lane

Schaumburg, Illinois 60173

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2017, the last day of registrant’s most recently completed second fiscal quarter, was $1.4 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of August 3, 2018, there were 52,767,163 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2019 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2018

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Excluding clients acquired as part of the BeneFLEX acquisition, as of June 30, 2018, we provided our payroll and HCM software solutions to approximately 16,700 clients across the U.S., which on average had over 100 employees. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the human resource, payroll and finance capabilities of our clients.

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

We market and sell our products primarily through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2016, 2017 and 2018. Our total revenues increased from $230.7 million in fiscal 2016 to $300.0 million in fiscal 2017, representing a 30% year-over-year increase and to $377.5 million in fiscal 2018, representing a 26% year-over-year increase.  Our recurring revenues increased from $220.1 million in fiscal 2016 to $288.4 million in fiscal 2017, representing a 31% year-over-year increase, and to $363.5 million in fiscal 2018, representing a 26% year-over-year increase. While the majority of our agreements with clients are generally cancellable on 60 days’ or less notice, we have begun entering into term agreements in fiscal 2018, which are generally two years in length.  Our recurring revenue model provides significant visibility into our future operating results.

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

Large Market Opportunity for Payroll and HCM Solutions

The market opportunity in the U.S. for payroll and HCM applications and services is driven by the importance of payroll and HCM solutions to the successful management of organizations. To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 625,000 firms with 20 to 999 employees in the U.S. in 2015, employing over 44 million persons. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $320 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $14 billion. Our existing clients do not typically buy our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

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

Our Solution

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations. Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments. Excluding clients acquired as part of the BeneFLEX acquisition, as of June 30, 2018, we provided our payroll and HCM software solutions to approximately 16,700 clients across the U.S., which on average had over 100 employees.

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

•

Seamless Integration with Extensive Ecosystem of Partners.  Our platform offers our clients automated data integration with over 300 related third-party partner systems, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches. Our direct and automated data transmission improves the accuracy of data and facilitates data collection in our partners’ systems. We believe having automated data integration with a payroll and HCM provider like us differentiates our partners’ product offerings, strengthening their competitive positioning in their own markets.

Our Strategy

We intend to strengthen and extend our position as a provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

•

Grow Our Client Base.  We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we provided our payroll and HCM software solutions to approximately 16,700 clients across the U.S. (excluding clients acquired as part of the BeneFLEX acquisition) as of June 30, 2018, there were over 625,000 firms with 20 to 999 employees in the U.S., employing more than 44 million persons, according to the U.S. Census Bureau in 2015. In order to acquire new clients, we plan to continue to grow our sales organization aggressively across all U.S. geographies.

•

Expand Our Product Offerings. We believe that our leadership position is in significant part the result of our investment and innovation in our product offerings designed for medium-sized organizations. Therefore, we plan to increase investment in software development to continue to advance our platform and expand our product offerings.  For example, in fiscal 2018, we released Compensation Management, which simplifies the employee compensation management process and Surveys, which facilitates the collection of employee feedback.

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

•

Further Develop Our Referral Network. We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants that recommend our solutions and provide referrals. We believe that our platform’s automated data integration with over 300 related third-party partner systems is valuable to our referral participants, as they are able to access payroll and HR data through a single system which decreases complexity and cost and complements their own product offerings. We plan to increase integration with third-party providers and expand our referral network to grow our client base and lower our client acquisition costs.

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

Talent Management

Paylocity’s Talent suite is designed to bring ease and convenience to the employee performance appraisal process and to give employees the opportunity to participate in their performance review and be more engaged in their professional development. Employee reviews and appraisals throughout the organization are stored and analyzed in a single system. Key features of Talent Management include:

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

•     Auto-fills resume information to save time and effort in the candidate’s application process

•     Tracks applicants through the workflow in order to reduce time spent on the recruiting and talent acquisition process and so that users quickly know the status of any prospects at critical stages in the process

•     Serves as a repository of applicant information and feedback for future reference and sourcing

Onboarding

•     Features a mobile-responsive design and attractive, intuitive interface, engaging new hires in the process

•     Provides robust events management capabilities, empowering administrators to proactively manage the onboarding process

•     Highly configurable, allowing administrators to tailor tasks and overall experience for new hires

•     Includes a withholding forms wizard, simplifying the process of completing important tax-related paperwork

•     Permits the ability to add customized content including welcome message, documents, videos and other company specific information

Journals	• Captures and tracks ongoing discussions with employees to support performance appraisals
Compensation Management

•     Enables compensation professionals to configure tailored compensation plans and create automated approval workflows based on organizational pay cycles

•     Creates visibility to an executive-level view of organizational and team budgets and payment allocations

•     Offers managers the ability to manage their budgets and distribute compensation increases by drilling down into employee performance, pay history and more

Surveys	• Facilitates the collection and summarization of employee feedback

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
• Reporting on employee enrollment status and enrollment summary • Electronic Data Interchange (EDI) support for insurance carriers

Third-Party Administrative (TPA) Services

Paylocity’s TPA services provide solutions for clients designed to modernize the administration of Flexible Spending Account (FSA), Health Savings Account (HSA), Transportation Management Account (TMA), Premium Only Plan (POP) and Health Reimbursement Arrangement (HRA) for their employees.

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

Implementation and Training Services

Our clients are medium-sized organizations that are typically migrating to our platform from a competitive solution or are adopting an online payroll and HCM solution for the first time. These organizations often have limited internal resources and rely on us to implement our solutions.

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

We offer our clients the opportunity to utilize on demand or in class training. Our training courses are designed to enable selected employees of our clients to develop general knowledge in our solutions and act as a first-level support resource for their colleagues. We also host an annual client conference for our clients to disseminate new products and features and to allow clients to provide feedback and learn best practices.

In order to ensure client satisfaction, a team of client service representatives conducts a comprehensive audit of a client’s account after the client has completed the implementation process. Thereafter, the client is transitioned to our client service team.

Client Service

Our client service model is designed to serve the needs of medium-sized organizations and to build loyalty by developing strong relationships with our clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2016, 2017 and 2018.

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

Clients

Excluding clients acquired as part of the BeneFLEX acquisition, as of June 30, 2018, we provided our payroll and HCM software solutions to approximately 16,700 clients in all U.S states. The rate at which we add clients is highly variable period-to-period and highly seasonal as many clients switch solutions during the first calendar quarter of each year. Although many clients have multiple divisions, segments or locations, we only count such clients once for these purposes.

Our clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2016, 2017 and 2018, no client accounted for more than 1% of our revenues.

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

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2018, more than 25% of our new client revenue originated by referrals from participants in our referral network.

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

Partner Ecosystem

We have developed a partner ecosystem of third-party systems, such as 401(k), benefits and insurance provider systems, with whom we provide automated data integration for our clients. These third-party providers require certain financial information from their clients in order to efficiently provide their respective services. After securing authorization from the client, we exchange payroll data with these providers. In turn, these third-party providers supply data to us, which allows us to deliver comprehensive benefit management services to our clients. We believe our partnerships with these third parties are an important part of our service offerings.

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

We believe the principal competitive factors on which we compete in our market include the following:

•	Focus on medium-sized organizations;

•	Breadth and depth of product functionality;

•	Configurability and ease of use of our solutions;

•	Modern, intuitive user experience;

•	Benefits of a cloud-based technology platform;

•	Ability to innovate and respond to client needs rapidly;

•	Domain expertise in payroll and HCM;

•	Quality of implementation and client service;

•	Ease of implementation;

•	Real-time web-based payroll processing; and

•	Access to a wide variety of complementary third-party service providers.

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

Research and development costs, including research and development costs that were capitalized, were $36.3 million, $44.5 million and $55.7 million for the years ended June 30, 2016, 2017 and 2018, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

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

Employees

As of June 30, 2018, we had approximately 2,600 full-time employees. None of our employees is represented by a union or is party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our employee-focused culture benefits our clients and supports our growth. Our management team is committed to maintaining and improving our culture even as we grow rapidly.

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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate, which may cause the value of our common stock to decline substantially.

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

The majority of our agreements with clients do not have a specified term and are generally cancellable by our clients upon 60 days’ or less notice; however, in fiscal 2018, the Company also began entering into term agreements, which are generally two years long. If a significant number of clients elected to terminate their agreements with us, our operating results and our business would be adversely affected.

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

If we fail to manage our technical operations infrastructure, including operation of our data centers, our existing clients may experience service outages and our new clients may experience delays in the deployment of our applications.

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

Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems or the systems of our clients could result in the unauthorized disclosure of confidential information, theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. While we have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such a breach to affected individuals (if required) can be substantial. In addition, if a high-profile security breach occurs with respect to an industry peer, our clients and potential clients may generally lose trust in the security of payroll and HCM applications. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines (including, in the case of our benefit administration solution, BeneFLEX, penalties for failure to comply with HIPAA)  or other actions or liabilities which could materially and adversely affect our business and operating results.

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

We recognize our expenses over varying periods based on the nature of the expense. In particular, we recognize certain costs as they are incurred even though we recognize revenue as we perform services over extended periods. When a client terminates its relationship with us, we may not have derived enough revenue from that client to cover associated implementation costs. As a result, we may report poor operating results due to higher costs in a period in which we experience strong sales of our solutions. Alternatively, we may report better operating results due to lower costs in a period in which we experience a slowdown in sales. As a result, our expenses fluctuate as a percentage of revenue, and changes in our business generally may not be immediately reflected in our results of operations.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that more than 25% of our new sales in fiscal 2018 were referred to us from our referral network participants. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their client.

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

We may not be able to sustain or increase profitability in the future.

We generated net income in fiscal 2017 and fiscal 2018; however, we may not be able to sustain or increase profitability in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. We also may not be able to sustain or increase profitability in the future for a number of other unforeseen reasons. Therefore, our profitability may decrease, we may cease to be profitable, or we may incur operating losses in the future.

We typically pay employees and may pay taxing authorities amounts due for a payroll period before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2018 we processed over $110 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

Adverse changes in economic or political conditions could adversely affect our operating results and our business.

Our recurring revenues are based in part on the number of our clients’ employees. As a result, we are subject to risks arising from adverse changes in economic and political conditions. The state of the economy and the rate of employment, which deteriorated in the recent broad recession, may deteriorate again in the future. If the current economic climate begins to decline, many clients may reduce their number of employees and delay or reduce technology purchases. This could also result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.

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

We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll, benefit and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our financial results and liquidity.

We depend on our senior management team and other key employees, and the loss of these persons or an inability to attract and retain highly skilled employees, including product development and other technical persons, could adversely affect our business.

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

Our business could be adversely affected if we do not effectively implement and service our solutions or if we are unable to accommodate increased demand for our implementation and client services resulting from growth in our business.

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

In addition, we may be unable to respond quickly enough to accommodate increased client demand for implementation and client services driven by our growth.  In order to ensure that we have sufficient employees to implement and service our solutions, we must closely coordinate hiring of personnel with our projected sales for a particular period. Because our sales cycle is typically only three to six weeks long, we may not be successful in coordinating hiring of implementation and client service personnel to meet increased demand for our services. Increased demand for services without a corresponding staffing increase of qualified personnel could adversely affect the quality of services provided to our clients, and our business and our reputation could be harmed.

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

We invest funds held for our clients in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market securities, and other cash equivalents. We follow an established client fund investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. Any loss of or inability to access client funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity.

In addition, these funds are held in consolidated accounts on behalf of our clients, and as a result, the aggregate amounts in the accounts exceed the applicable federal deposit insurance limits. We believe that since such funds are deposited in trust on behalf of our clients, the Federal Deposit Insurance Corporation, or the FDIC, would treat those funds as if they had been deposited by each of the clients themselves and insure each client’s funds up to the applicable deposit insurance limits. If the FDIC were to take the position that it is not obligated to provide deposit insurance for our clients’ funds or if the reimbursement of these funds were delayed, our business and our clients could be materially harmed.

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

Our products utilize certain software of third-party software developers. For example, we license technology from bswift as part of our Paylocity Enterprise Benefits solution. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Additionally, we rely, to a certain extent, upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

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

As of August 3, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 40.7% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	Our operating performance and the operating performance of similar companies;

•	Announcements by us or our competitors of acquisitions, business plans or commercial relationships;

•	Any major change in our board of directors or senior management;

•	Publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	The public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	Sales of our common stock by our directors, executive officers and affiliates;

•	Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	Short sales, hedging and other derivative transactions in our common stock;

•	Our share repurchase program;

•	Threatened or actual litigation;

•	Our recently announced share repurchase program may not be fully consummated or may not enhance shareholder value, and trading prices of our common stock may be impacted; and

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

We have not declared or paid dividends on our common stock in the past three fiscal years and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings to fund our growth and other corporate initiatives. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

As of August 3, 2018, we had an aggregate of 52,767,163 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2018, our corporate headquarters occupied approximately 200,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. As of June 30, 2018, we also leased facilities in Arlington Heights, Illinois; Rochester, New York; New York, New York; Lake Mary, Florida; Nashua, New Hampshire; Springfield, New Jersey; Boise, Idaho; Meridian, Idaho; Irvine, California; Oakland, California; Novi, Michigan and Sunset Hills, Missouri.

In June 2016, we entered into a lease for approximately 309,559 rentable square feet of office space located in Schaumburg, Illinois. We currently utilize the leased premises as our headquarters, having relocated from our previous headquarters in Arlington Heights, Illinois in the fourth quarter of fiscal 2018. The lease provided for phased delivery and commencement dates, and we commenced the first three phases on the following dates:  Phase I (June 1, 2017), Phase II (November 1, 2017) and Phase III (July 1, 2018). We expect to commence Phase IV on July 1, 2019 with the actual commencement date subject to timely delivery of the premises by the landlord. The lease began on the Phase I commencement date (June 1, 2017) and will end on October 31, 2032 with two subsequent five-year renewal options.

In February 2017, we entered into a lease for approximately 62,000 rentable square feet of office space located in Meridian, Idaho. We use the leased premises to accommodate the continued expansion of our employee base in the western region of the United States. The lease provided for phased delivery and commencement dates, and we commenced Phase I on July 2, 2018. We expect to commence Phase II on February 1, 2020 with the actual commencement date subject to timely delivery of the premises by the landlord. The lease began on the Phase I commencement date (July 2, 2018) and will end on July 31, 2028 with four subsequent five-year renewal options.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCTY”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended June 30, 2017
First Quarter	$47.27	$41.47
Second Quarter	$46.02	$30.01
Third Quarter	$39.51	$29.92
Fourth Quarter	$49.16	$37.93
Year ended June 30, 2018
First Quarter	$49.49	$42.54
Second Quarter	$53.96	$44.11
Third Quarter	$57.16	$41.15
Fourth Quarter	$64.21	$47.29

On August 3, 2018, the last reported sale price of our common stock on the NASDAQ Global Select Market was $62.44 per share, and there were 17 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2018, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on March 19, 2014, the initial trading day of our common stock, and ending on June 30, 2018. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

	Year Ended June 30,
	2014	2015	2016	2017	2018
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$100,362	$142,168	$217,416	$284,817	$354,432
Interest income on funds held for clients	1,582	1,901	2,688	3,631	9,093
Total recurring revenues	101,944	144,069	220,104	288,448	363,525
Implementation services and other	6,743	8,629	10,597	11,562	14,002
Total revenues	108,687	152,698	230,701	300,010	377,527
Cost of revenues:
Recurring revenues	37,319	46,366	66,131	85,399	104,009
Implementation services and other	17,775	24,530	31,954	38,588	45,188
Total cost of revenues	55,094	70,896	98,085	123,987	149,197
Gross profit	53,593	81,802	132,616	176,023	228,330
Operating expenses:
Sales and marketing	28,276	43,035	61,832	77,506	95,484
Research and development	10,355	19,864	26,736	29,098	37,645
General and administrative	21,980	32,824	47,598	62,123	79,252
Total operating expenses	60,611	95,723	136,166	168,727	212,381
Operating income (loss)	(7,018)	(13,921)	(3,550)	7,296	15,949
Other income (expense)	163	54	(124)	73	802
Income (loss) before income taxes	(6,855)	(13,867)	(3,674)	7,369	16,751
Income tax expense (benefit)	255	105	177	651	(21,847)
Net income (loss)	$(7,110)	$(13,972)	$(3,851)	$6,718	$38,598
Net income (loss) attributable to common stockholders	$(9,392)	$(13,972)	$(3,851)	$6,718	$38,598
Net income (loss) per share attributable to common stockholders:
Basic	$(0.26)	$(0.28)	$(0.08)	$0.13	$0.74
Diluted	$(0.26)	$(0.28)	$(0.08)	$0.12	$0.70
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	36,707	50,127	50,913	51,415	52,425
Diluted	36,707	50,127	50,913	54,057	54,887
Other Financial Data:
Adjusted Gross Profit(1)	$57,029	$87,226	$141,029	$189,272	$247,193
Adjusted Recurring Gross Profit(1)	$67,458	$101,876	$161,184	$214,825	$276,857
Adjusted EBITDA(1)	$5,448	$8,238	$28,398	$56,190	$81,297

	As of June 30,
	2014	2015	2016	2017	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,848	$81,258	$86,496	$103,468	$137,193
Working capital(2)	67,137	69,296	68,986	88,040	107,395
Funds held for clients	417,261	591,219	1,239,622	942,459	1,225,614
Total assets	528,151	720,548	1,390,689	1,137,441	1,507,599
Client fund obligations	417,261	591,219	1,239,622	942,459	1,225,614
Stockholders’ equity	91,134	107,580	119,572	147,613	212,824

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and one-time founder funded bonus pay-outs, if any. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises, one-time founder funded bonus pay-outs, if any, acquisition-related costs and lease exit costs.

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

Directly comparable GAAP measures to Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are gross profit, total recurring revenues and net income (loss), respectively. We reconcile Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2014	2015	2016	2017	2018
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$53,593	$81,802	$132,616	$176,023	$228,330
Amortization of capitalized internal-use software costs	2,195	2,606	5,446	9,447	14,315
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	920	2,818	2,967	3,802	4,548
One-time founder funded bonus pay-outs	321	—	—	—	—
Adjusted Gross Profit	$57,029	$87,226	$141,029	$189,272	$247,193

	Year Ended June 30,
	2014	2015	2016	2017	2018
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$101,944	$144,069	$220,104	$288,448	$363,525
Cost of recurring revenues	(37,319)	(46,366)	(66,131)	(85,399)	(104,009)
Recurring gross profit	64,625	97,703	153,973	203,049	259,516
Amortization of capitalized internal-use software costs	2,195	2,606	5,446	9,447	14,315
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	496	1,567	1,765	2,329	3,026
One-time founder funded bonus pay-outs	142	—	—	—	—
Adjusted Recurring Gross Profit	$67,458	$101,876	$161,184	$214,825	$276,857

	Year Ended June 30,
	2014	2015	2016	2017	2018
	(in thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA
Net Income (Loss)	$(7,110)	$(13,972)	$(3,851)	$6,718	$38,598
Interest expense	67	—	—	—	—
Income tax expense (benefit)	255	105	177	651	(21,847)
Depreciation and amortization expense	6,336	8,609	13,873	21,027	30,202
EBITDA	(452)	(5,258)	10,199	28,396	46,953
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,929	13,496	18,199	27,794	31,817
One-time founder funded bonus pay-outs	971	—	—	—	—
Acquisition-related costs	—	—	—	—	191
Lease exit costs	—	—	—	—	2,336
Adjusted EBITDA	$5,448	$8,238	$28,398	$56,190	$81,297

(2)	Working capital is defined as total current assets minus total current liabilities.

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

Overview

We are a cloud-based provider of payroll and human capital management (“HCM”) software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Our solutions help drive strategic human capital decision-making and improve employee engagement by enhancing the human resource, payroll and finance capabilities of our clients.

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Medium-sized organizations operating without the infrastructure, expertise or personnel of larger enterprises are uniquely pressured to manage their human capital effectively.

Our solutions were specifically designed to meet the payroll and HCM needs of medium-sized organizations. We designed our cloud-based platform to provide a unified suite of applications using a multi-tenant architecture. Our solutions are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with over 300 related third-party systems, such as 401(k), benefits and insurance provider systems.

Our Paylocity Web Pay product is our core payroll solution and was the first of our current offerings introduced into the market. We believe payroll is the most critical system of record for medium-sized organizations and an essential gateway to other HCM functionalities. We have invested in, and we intend to continue to invest in, research and development to expand our product offerings and advance our platform.

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

We believe that delivering a positive service experience is an essential element of our ability to sell our solutions and retain our clients. We seek to develop deep relationships with our clients through our unified service model, which has been designed to meet the service needs of mid-market organizations. We expect to continue to invest in and grow our implementation and client service organization as our client base grows.

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

Paylocity Holding Corporation is a Delaware corporation, which was formed in November 2013. Our business operations, excluding interest earned on certain cash holdings and expenses associated with certain secondary stock offerings, have historically been, and are currently, conducted by its wholly owned subsidiaries, and the financial results presented herein are entirely attributable to the results of its operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $220.1 million in fiscal 2016 to $288.4 million in fiscal 2017, representing a 31% year-over-year increase. Recurring revenue increased from $288.4 million in fiscal 2017 to $363.5 million in fiscal 2018, representing a 26% year-over-year increase. Recurring revenue was positively impacted by the launch in fiscal 2016 of our Affordable Care Act (“ACA”) compliance solution, which had significant penetration beginning in the second quarter of fiscal 2016. The impact on year-over-year revenue growth of our ACA compliance solution was the highest in the first quarter of fiscal 2017. Recurring revenue represented 95% of total revenue in fiscal 2016 and 96% of total revenue in fiscal 2017 and 2018.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired as part of the BeneFLEX acquisition, we have increased the number of clients using our payroll and HCM software solutions from approximately 12,500 as of June 30, 2016 to approximately 16,700 as of June 30, 2018, representing a compound annual growth rate of approximately 16%. The table below sets forth the total number of clients using our payroll and HCM software solutions for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2016	2017	2018
Client Count	12,500	14,550	16,700

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs and stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs and stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises, acquisition-related costs and lease exit costs. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Year Ended June 30,
	2016	2017	2018
	(in thousands)
Adjusted Gross Profit	$141,029	$189,272	$247,193
Adjusted Recurring Gross Profit	$161,184	$214,825	$276,857
Adjusted EBITDA	$28,398	$56,190	$81,297

For a further discussion of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, including a reconciliation of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to GAAP, see Part II, Item 6: “Consolidated Selected Financial Data.”

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees.  As such, the number of client employees on our system is not a good indicator of our financial results in any period.  Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for approximately 94%, 95% and 94% of our total revenues during the years ended June 30, 2016, 2017 and 2018, respectively.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we began entering into term arrangements in fiscal 2018, which are generally over two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and when collection of fees is reasonably assured and the amount of fees is fixed or determinable.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $5.4 million, $9.4 million and $14.3 million of capitalized internal-use software costs in fiscal 2016, 2017 and 2018, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2016, 2017 and 2018.

	Year Ended June 30,
	2016	2017	2018
	(in thousands)
Capitalized portion of research and development	$9,516	$15,414	$18,015
Expensed portion of research and development	26,736	29,098	37,645
Total research and development	$36,252	$44,512	$55,660

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2016	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$217,416	$284,817	$354,432
Interest income on funds held for clients	2,688	3,631	9,093
Total recurring revenues	220,104	288,448	363,525
Implementation services and other	10,597	11,562	14,002
Total revenues	230,701	300,010	377,527
Cost of revenues:
Recurring revenues	66,131	85,399	104,009
Implementation services and other	31,954	38,588	45,188
Total cost of revenues	98,085	123,987	149,197
Gross profit	132,616	176,023	228,330
Operating expenses:
Sales and marketing	61,832	77,506	95,484
Research and development	26,736	29,098	37,645
General and administrative	47,598	62,123	79,252
Total operating expenses	136,166	168,727	212,381
Operating income (loss)	(3,550)	7,296	15,949
Other income (expense)	(124)	73	802
Income (loss) before income taxes	(3,674)	7,369	16,751
Income tax expense (benefit)	177	651	(21,847)
Net income (loss)	$(3,851)	$6,718	$38,598

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2016	2017	2018
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	94%	95%	94%
Interest income on funds held for clients	1%	1%	2%
Total recurring revenues	95%	96%	96%
Implementation services and other	5%	4%	4%
Total revenues	100%	100%	100%
Cost of revenues:
Recurring revenues	29%	28%	28%
Implementation services and other	14%	13%	12%
Total cost of revenues	43%	41%	40%
Gross profit	57%	59%	60%
Operating expenses:
Sales and marketing	27%	26%	25%
Research and development	11%	10%	10%
General and administrative	21%	21%	21%
Total operating expenses	59%	57%	56%
Operating income (loss)	(2)%	2%	4%
Other income (expense)	0%	0%	0%
Income (loss) before income taxes	(2)%	2%	4%
Income tax expense (benefit)	0%	0%	(6)%
Net income (loss)	(2)%	2%	10%

Comparison of Fiscal Years Ended June 30, 2016, 2017 and 2018

Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2016 to 2017		2017 to 2018
	2016	2017	2018	$	%	$	%
Recurring fees	$217,416	$284,817	$354,432	$67,401	31%	$69,615	24%
Percentage of total revenues	94%	95%	94%
Interest income on funds held for clients	$2,688	$3,631	$9,093	$943	35%	$5,462	150%
Percentage of total revenues	1%	1%	2%
Implementation services and other	$10,597	$11,562	$14,002	$965	9%	$2,440	21%
Percentage of total revenues	5%	4%	4%

Recurring Fees

Recurring fees for the year ended June 30, 2018 increased by $69.6 million, or 24%, to $354.4 million from $284.8 million for the year ended June 30, 2017. Recurring fees increased primarily as a result of incremental revenues from new and existing clients. Excluding clients acquired as part of the BeneFLEX acquisition, the number of clients using our payroll and HCM software solutions at June 30, 2018 increased by 15% to approximately 16,700 from approximately 14,550 at June 30, 2017.

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

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2018 increased by $5.5 million, or 150%, to $9.1 million from $3.6 million for the year ended June 30, 2017. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a portion of our funds held for clients in marketable securities starting in July 2017.

Interest income on funds held for clients for the year ended June 30, 2017 increased by $0.9 million, or 35%, to $3.6 million from $2.7 million for the year ended June 30, 2016. Interest income increased primarily as a result of an increased average daily balance of funds held due to the addition of new clients to our client base.

Implementation Services and Other

Implementation services and other revenue for the year ended June 30, 2018 increased by $2.4 million, or 21%, to $14.0 million from $11.6 million for the year ended June 30, 2017 primarily due to the changes in the number of new clients and product mix year over year.

Implementation services and other revenue for the year ended June 30, 2017 increased by $1.0 million, or 9%, to $11.6 million from $10.6 million for the year ended June 30, 2016. Implementation services and other revenue increased primarily as a result of changes in the number of new clients and product mix during fiscal 2017 as compared to fiscal 2016.

Cost of Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2016 to 2017		2017 to 2018
	2016	2017	2018	$	%	$	%
Cost of recurring revenues	$66,131	$85,399	$104,009	$19,268	29%	$18,610	22%
Percentage of recurring revenues	30%	30%	29%
Recurring gross margin	70%	70%	71%
Cost of implementation services and other	$31,954	$38,588	$45,188	$6,634	21%	$6,600	17%
Percentage of implementation services and other	302%	334%	323%
Implementation gross margin	(202)%	(234)%	(223)%

Cost of Recurring Revenues

Cost of recurring revenues for the year ended June 30, 2018 increased by $18.6 million, or 22%, to $104.0 million from $85.4 million for the year ended June 30, 2017. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $8.6 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.9 million in increased internal-use software amortization and $4.4 million in delivery and other processing-related fees. Recurring gross margin was 70% and 71% for fiscal 2017 and fiscal 2018, respectively.

Cost of recurring revenues for the year ended June 30, 2017 increased by $19.3 million, or 29%, to $85.4 million from $66.1 million for the year ended June 30, 2016. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular $8.8 million in additional employee-related costs resulting from additional personnel to provide services to new and existing clients, $5.9 million in delivery and other processing-

related fees and $4.0 million in increased internal-use software amortization. Recurring gross margin was 70% in both fiscal 2016 and 2017.

Cost of Implementation Services and Other

Cost of implementation services and other for the year ended June 30, 2018 increased by $6.6 million, or 17%, to $45.2 million from $38.6 million for the year ended June 30, 2017. The increase in cost of implementation services and other was primarily the result of $6.1 million of additional employee-related costs resulting from additional personnel necessary to implement our solutions for new and existing clients during fiscal 2018.

Cost of implementation services and other for the year ended June 30, 2017 increased by $6.6 million, or 21%, to $38.6 million from $32.0 million for the year ended June 30, 2016. Cost of implementation services and other increased by $5.6 million primarily related to employee-related costs to implement our solutions for new and existing clients.

Operating Expenses

($ in thousands)

Sales and Marketing

				Change from		Change from
	Year Ended June 30,			2016 to 2017		2017 to 2018
	2016	2017	2018	$ %		$ %
Sales and marketing	$61,832	$77,506	$95,484	$15,674	25%	$17,978	23%
Percentage of total revenues	27%	26%	25%

Sales and marketing expenses for the year ended June 30, 2018 increased by $18.0 million, or 23%, to $95.5 million from $77.5 million for the year ended June 30, 2017. The increase in sales and marketing expense was primarily the result of $15.7 million of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support) and $1.0 million in additional stock-based compensation associated with our equity incentive plan.

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

Research and Development

				Change from		Change from
	Year Ended June 30,			2016 to 2017		2017 to 2018
	2016	2017	2018	$ %		$ %
Research and development	$26,736	$29,098	$37,645	$2,362	9%	$8,547	29%
Percentage of total revenues	11%	10%	10%

Research and development expenses for the year ended June 30, 2018 increased by $8.5 million, or 29%, to $37.6 million from $29.1 million for the year ended June 30, 2017. The increase in research and development expenses was primarily the result of $9.6 million of additional employee-related costs related to additional development personnel and $0.9 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $2.8 million.

Research and development for the year ended June 30, 2017 increased by $2.4 million, or 9%, to $29.1 million from $26.7 million for the year ended June 30, 2016. Research and development costs increased in fiscal 2017 primarily due to $7.2 million of additional employee-related expenses and $1.0 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $6.1 million.

General and Administrative

				Change from		Change from
	Year Ended June 30,			2016 to 2017		2017 to 2018
	2016	2017	2018	$ %		$ %
General and administrative	$47,598	$62,123	$79,252	$14,525	31%	$17,129	28%
Percentage of total revenues	21%	21%	21%

General and administrative expenses for the year ended June 30, 2018 increased by $17.1 million, or 28%, to $79.3 million from $62.1 million for the year ended June 30, 2017. The increase in general and administrative expense was primarily the result of $6.6 million of additional employee-related costs related to additional personnel, $4.8 million of increased occupancy costs incurred as a result of our requirement for additional office space, $2.3 million of costs incurred as a result of our early lease exit as explained in Note 10 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” and $4.2 million in additional stock-based compensation associated with our equity incentive plan, partially offset by the prior year impact related to modified equity awards of $2.9 million as explained in Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”.

General and administrative expenses for the year ended June 30, 2017 increased by $14.5 million, or 31%, to $62.1 million from $47.6 million for the year ended June 30, 2016. General and administrative expenses increased primarily as a result of $6.3 million of additional stock-based compensation costs, of which $2.9 million is related to modified equity awards as explained in Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, $3.9 million of increased occupancy costs incurred as a result of our requirement for additional office space and $3.8 million of additional employee-related costs related to additional personnel.

Other Income (Expense)

				Change from	Change from
	Year Ended June 30,			2016 to 2017	2017 to 2018
	2016	2017	2018	$ %	$ %
Other income (expense)	$(124)	$73	$802	$197 *	$729	999%
Percentage of total revenues	0%	0%	0%

*Not Meaningful

Other income (expense) for the year ended June 30, 2018 increased by $0.7 million as compared to the year ended June 30, 2017. The increase in other income (expense) was primarily due to higher average interest rates as well as higher average daily balances for our cash and cash equivalents.

Other income (expense) for the year ended June 30, 2017 increased by $0.2 million as compared to the year ended June 30, 2016. Other income (expense) for the year ended June 30, 2017 primarily consists of interest income earned on our cash and cash equivalents, partially offset by loss on the disposal of property and equipment.

Income Tax Expense (Benefit)

				Change from		Change from
	Year Ended June 30,			2016 to 2017		2017 to 2018
	2016	2017	2018	$	%	$ %
Effective tax rate	*	*	*
Income tax expense (benefit)	$177	$651	$(21,847)	$474	268%	$(22,498) *
Percentage of total revenues	0%	0%	(6)%

*Not Meaningful

The difference in income tax expense (benefit) of $22.5 million for the year ended June 30, 2018 as compared to the year ended June 30, 2017 was primarily due to a $22.8 million tax benefit from the release of the valuation allowance and a $10.5 million benefit from excess benefits realized from employee stock exercises, partially offset by $8.6 million in tax expense from the Tax Cuts and Jobs Act of 2017 and the annual provision for income taxes of $4.6 million.

Income tax expense for the year ended June 30, 2017 was higher due to the generation of net income for fiscal 2017 as compared to the net loss for the year ended June 30, 2016.

See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details on the valuation allowance and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

Critical Accounting Policies and Significant Judgments and Estimates

In preparing our financial statements and accounting for the underlying transactions and balances in accordance with GAAP, we apply various accounting policies that require our management to make estimates, judgments and assumptions that affect the amounts reported in our financial statements. We consider the policies discussed below critical to understanding our financial statements, as their application places the most significant demands on management’s judgment. Management bases its estimates, judgments and assumptions on historical experience, current economic and industry conditions and on various other factors deemed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral part of the financial reporting process, actual results could differ and such differences could be material.

Revenue Recognition

We recognize revenue in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements, Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009‑13”), and Staff Accounting Bulletin 104, Revenue Recognition. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection of the revenue is probable.

We derive revenue predominantly from recurring fees and non-recurring service fees. Recurring fees are collected under agreements for payroll, timekeeping, HR-related cloud-based computing services and monthly time clock rentals. While the majority of our agreements are generally cancellable by the client on 60 days’ notice or less, in fiscal 2018, we began entering into some term arrangements, which are generally two years in length. Non-recurring service fees consist mainly of implementation and custom reporting services. Such fees are billed to clients and revenue is recorded upon completion of the service. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

For each agreement, we evaluate whether the individual deliverables qualify as separate units of accounting. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined and treated as a single unit of accounting by frequency of occurrence for the product category involved such as biweekly payroll or monthly timekeeping services. Revenues for arrangements treated as a single unit of accounting are generally recognized within the same month that the services are rendered.

In determining whether implementation services can be accounted for separately from recurring revenues, we consider the nature of the implementation services and the availability of the implementation services from other vendors. We were able to establish standalone value for implementation activities based on the historical activity of third-party vendors that performed these services and as such, we account for such implementation services separately from the recurring revenues.

If the recurring services have standalone value upon delivery, we account for each separately and revenues are recognized as services are delivered with allocation of consideration based on the relative selling price method as established in ASU 2009-13. That method requires the selling price of each element in a multiple-deliverable arrangement to be based on, in descending order: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of fair value (“TPE”) or (iii) management’s best estimate of the selling price (“BESP”).

We are not able to establish VSOE because the deliverables are sold across an insufficiently narrow range of prices on a stand-alone basis and are also not able to establish TPE because no third-party offerings are reasonably comparable to our offerings. We thus established our BESP by service offering, requiring the use of significant estimates and judgment. We consider numerous factors, including the nature of the deliverables themselves and the pricing and discounting practices utilized by our sales force. Arrangement consideration is allocated to each deliverable based on the established BESP and subject to the limitation that because the arrangements are cancellable with 60 days’ or less notice or additional consideration is contingent on the delivery of future services, recurring revenue is not allocated to any deliverable until the consideration has been earned, typically with each payroll cycle or monthly, depending on the service.

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

Internal-use software is amortized on a straight-line basis, generally over a 24 or 36-month period. We evaluate the useful lives of these assets on an annual basis and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software during the years ended June 30, 2016, 2017 or 2018. We capitalized $9.5 million, $15.4 million, and $18.0 million of internal-use software costs for the years ended June 30, 2016, 2017 and 2018, respectively, including stock-based compensation costs of $1.1 million, $1.8 million and $2.0 million in the years ended June 30, 2016, 2017 and 2018, respectively. We amortized $5.4 million, $9.4 million, and $14.3 million of capitalized internal-use software costs for the years ended June 30, 2016, 2017 and 2018, respectively. In fiscal 2016, fiscal 2017 and fiscal 2018, we developed significant additional functionality in several of our applications. This development resulted in an increase in capitalized internal-use software costs in fiscal 2018 as compared to fiscal 2017 and in fiscal 2017 as compared to fiscal 2016.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2016, 2017 or 2018 as a result of our qualitative assessments over our single reporting segment.

Intangible assets are comprised primarily of client relationship acquisitions and are reported net of accumulated amortization on the consolidated balance sheets. Client relationships use the straight-line method of amortization over a seven to nine-year time frame, while the non-solicitation agreements uses the straight-line method of amortization over two to four year life of the agreements. Amortization expense associated with our intangible assets was $1.5 million during the years ended June 30, 2016 and 2017 and $1.7 million during the year ended June 30, 2018. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no such events or changes in circumstances during the years ended June 30, 2016, 2017 or 2018.

Income Taxes

We account for federal income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognized $8.6 million in tax expense for the year ended June 30, 2018 resulting from the Tax Cuts and Jobs Act.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Cumulative losses in recent years are significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. We released a substantial portion of our valuation allowance during the year ended June 30, 2018.

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

As of June 30, 2018, options to purchase 1.9 million shares of our common stock were outstanding, 1.9 million restricted stock units were outstanding and 10.0 million shares of our common stock were reserved for future grant.

The following table presents data related to stock options granted on the date indicated:

Aug. 17,
2015
Options granted (in thousands)	149
Fair value of stock	$35.28
Exercise price	$35.28
Fair value of option	$12.92

There were no options granted during fiscal 2017 or fiscal 2018. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. We estimate the grant date fair value of stock options using the Black-Scholes Option-Pricing Model, or Black-Scholes, which requires the use of certain subjective assumptions. Below is a table of the key weighted-average assumptions used in the option valuation calculation for options issued on the date indicated.

Aug. 17,
2015
Valuation assumptions:
Weighted average expected dividend yield	—
Weighted average expected volatility	34.0%
Weighted average expected term (years)	6.25
Weighted average risk-free interest rate	1.83%

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

Stock-based compensation expense was $17.6 million, $26.7 million and $30.4 million for the years ended June 30, 2016, 2017 and 2018, respectively. If factors change and we employ different assumptions, stock-based compensation expense may differ from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may adversely impact our results of operations in the period such changes are made. We expect to continue to grant equity awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Based on the closing stock price on June 29, 2018 of $58.86, the aggregate intrinsic value of outstanding options to purchase shares of our common stock as of June 30, 2018 was $88.6 million, of which $84.9 million related to vested options and $3.7 million to unvested options. The aggregate intrinsic value of outstanding restricted stock units as of June 30, 2018 was $110.6 million, of which all were unvested.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2018, our principal source of liquidity was $137.2 million of cash and cash equivalents.

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

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2016	2017	2018
Net cash provided by operating activities	$32,993	$61,980	$97,866
Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	—	(196,594)
Proceeds from sales and maturities of available-for-sale securities from funds held for clients	—	—	73,044
Net change in funds held for clients' cash and cash equivalents	(648,403)	297,163	(158,394)
Capitalized internal-use software costs	(8,391)	(13,641)	(15,638)
Purchases of property and equipment	(16,083)	(21,338)	(21,676)
Lease allowances used for tenant improvements	—	(2,845)	(11,754)
Acquisition of business, net of cash acquired	(483)	—	(8,346)
Net cash provided by (used in) investing activities	(673,360)	259,339	(339,358)
Cash flows from financing activities:
Net change in client fund obligations	648,403	(297,163)	281,467
Proceeds from exercise of stock options	137	34	—
Proceeds from employee stock purchase plan	2,991	3,677	4,304
Taxes paid related to net share settlement of equity awards	(5,926)	(11,342)	(10,554)
Excess tax benefits from stock-based compensation	—	447	—
Net cash provided by (used in) financing activities	645,605	(304,347)	275,217
Net change in cash and cash equivalents	$5,238	$16,972	$33,725

Operating Activities

Net cash provided by operating activities was $33.0 million, $62.0 million and $97.9 million for the years ended June 30, 2016, 2017 and 2018, respectively.

The increase in net cash provided by operating activities from fiscal 2017 to fiscal 2018 was primarily due to improved operating results after adjusting for non-cash items, including stock-based compensation expense and depreciation and amortization expense partially offset by the change in deferred income tax related to non-cash tax adjustments. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional detail related to the change in deferred income tax. The increase was also due to an additional $8.9 million received for tenant improvement allowances. The increase in net cash provided by operating activities from fiscal 2016 to fiscal 2017 was primarily due to improved operating results after adjusting for non-cash items, including stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash provided by (used in) investing activities was $(673.4) million, $259.3 million and $(339.4) million, for the years ended June 30, 2016, 2017 and 2018, respectively.

Changes in net cash provided by (used in) investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. During the year ended June 30, 2018, we processed over $110 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future. Fluctuations in the net change in funds held for clients’ cash and cash equivalents are also impacted by the timing of purchases and sales and maturities of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities.

Excluding the net change in funds held for clients’ cash and cash equivalents and purchases and proceeds from sales and maturities of available-for-sale securities from funds held for clients, our net cash used in investing activities was $25.0 million, $37.8 million and $57.4 million, for the years ended June 30, 2016, 2017 and 2018, respectively. The change in net cash used in investing activities from fiscal 2017 to fiscal 2018, excluding funds held for clients related activities, was primarily due to an additional $8.9 million in lease allowances used for tenant improvements and $8.3 million in net cash used to acquire BeneFLEX during fiscal 2018. The change in net cash used in investing activities from fiscal 2016 to fiscal 2017, excluding funds held for clients, was primarily due to increased capitalized internal-use software costs of $5.3 million, increased purchases of property and equipment of $5.3 million and $2.8 million in lease allowances used for tenant improvements.

Financing Activities

Net cash provided by (used in) financing activities was $645.6 million, $(304.3) million and $275.2 million for the years ended June 30, 2016, 2017 and 2018, respectively. Excluding the net change in client fund obligations, net cash used in financing activities was $(2.8) million, $(7.2) million and $(6.3) million for the years ended June 30, 2016, 2017 and 2018, respectively. The change in net cash used in financing activities from fiscal 2017 to fiscal 2018, excluding the net change in client fund obligations, was primarily the result of a $0.8 million decrease in taxes paid related to net share settlement of equity awards. The change in net cash used in financing activities from fiscal 2016 to fiscal 2017, excluding the net change in client fund obligations, was primarily the result of a $5.4 million increase in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at June 30, 2018:

	Payment Due By Fiscal Period
					2024 and
	Total	2019	2020-2021	2022-2023	Thereafter
Operating lease obligations	$112,485	$8,909	$19,203	$17,148	$67,225
Unconditional purchase obligations	6,024	3,951	2,073	—	—
	$118,509	$12,860	$21,276	$17,148	$67,225

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $16.1 million, $21.3 million and $21.7 million for the years ended June 30, 2016, 2017 and 2018, respectively, exclusive of capitalized internal-use software costs of $8.4 million, $13.6 million, and $15.6 million for the same periods, respectively. We also spent $2.8 million and $11.8 million in fiscal 2017 and fiscal 2018, respectively, on capital expenditures for which we received reimbursement for tenant improvement allowances.

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

Interest Rate Risk

As of June 30, 2018, we had cash and cash equivalents of $137.2 million and funds held for clients of $1,225.6 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. Starting in July 2017, we invested a portion of our funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities which were classified as available-for-sale securities as of June 30, 2018.  Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

 Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.2 million as of June 30, 2018. A 25-basis point decrease in interest rates would have resulted in a $0.2 million increase in the market value of our available-for-sale securities included in funds held for clients as of June 30, 2018.  Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-27 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2018.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2018, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2018, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2018, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2018, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2018, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2018, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed with Report

(1)    Financial Statements.

(2)    Exhibits.

The information required by this Item is set forth on the Exhibit Index immediately following this page.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	10-K	001-36348	3.2	August 11, 2017

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.2.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.2.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.3†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.4†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.5†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.6	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.7.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.7.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

10.7.3	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.8†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.10†	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.	10-K	001-36348	10.11	August 12, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11†	Executive Employment Agreement between Paylocity Corporation and Edward W. Gaty, dated August 8, 2016.	8-K	001-36348	10.1	August 9, 2016

10.12†	Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated September 18, 2017.	10-Q	001-36348	10.1	November 3, 2017

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 65 to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 10, 2018

PAYLOCITY HOLDING CORPORATION

By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
Chief Executive Officer (Principal Executive Officer) and Director

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Steven R. Beauchamp and Toby J. Williams, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Steven R. Beauchamp	Chief Executive Officer (Principal Executive Officer) and Director	August 10, 2018
Steven R. Beauchamp

/s/ Toby J. Williams	Chief Financial Officer (Principal Financial Officer)	August 10, 2018
Toby J. Williams

/s/ Andrew Cappotelli	Chief Accounting Officer (Principal Accounting Officer)	August 10, 2018
Andrew Cappotelli
/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 10, 2018
Steven I. Sarowitz

/s/ Ellen Carnahan	Director	August 10, 2018
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 10, 2018
Jeffrey T. Diehl

/s/ Andres D. Reiner	Director	August 10, 2018
Andres D. Reiner

/s/ Ronald V. Waters, III	Director	August 10, 2018
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Paylocity Holding Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018 and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
August 10, 2018

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$103,468	$137,193
Accounts receivable, net	2,040	3,453
Prepaid expenses and other	14,879	11,980

Total current assets before funds held for clients	120,387	152,626
Funds held for clients	942,459	1,225,614

Total current assets	1,062,846	1,378,240
Long-term prepaid expenses	1,535	1,504
Capitalized internal-use software, net	17,394	21,094
Property and equipment, net	40,756	62,029
Intangible assets, net	8,907	13,002
Goodwill	6,003	9,590
Deferred income tax assets, net	—	22,140

Total assets	$1,137,441	$1,507,599

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,046	$2,990
Accrued expenses	30,301	42,241

Total current liabilities before client fund obligations	32,347	45,231
Client fund obligations	942,459	1,225,614

Total current liabilities	974,806	1,270,845
Deferred rent	14,621	22,812
Other long-term liabilities	—	1,118
Deferred income tax liabilities, net	401	—

Total liabilities	$989,828	$1,294,775
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2017 and 2018	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2017 and 2018; 51,738 shares issued and outstanding at June 30, 2017 and 52,758 shares issued and outstanding at June 30, 2018	52	53
Additional paid-in capital	192,837	219,588
Accumulated deficit	(45,276)	(6,678)
Accumulated other comprehensive loss	—	(139)
Total stockholders’ equity	$147,613	$212,824
Total liabilities and stockholders’ equity	$1,137,441	$1,507,599

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended June 30,
	2016	2017	2018
Revenues:
Recurring fees	$217,416	$284,817	$354,432
Interest income on funds held for clients	2,688	3,631	9,093

Total recurring revenues	220,104	288,448	363,525
Implementation services and other	10,597	11,562	14,002

Total revenues	230,701	300,010	377,527
Cost of revenues:
Recurring revenues	66,131	85,399	104,009
Implementation services and other	31,954	38,588	45,188

Total cost of revenues	98,085	123,987	149,197
Gross profit	132,616	176,023	228,330
Operating expenses:
Sales and marketing	61,832	77,506	95,484
Research and development	26,736	29,098	37,645
General and administrative	47,598	62,123	79,252

Total operating expenses	136,166	168,727	212,381
Operating income (loss)	(3,550)	7,296	15,949
Other income (expense)	(124)	73	802

Income (loss) before income taxes	(3,674)	7,369	16,751
Income tax expense (benefit)	177	651	(21,847)

Net income (loss)	$(3,851)	$6,718	$38,598

Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	—	—	(139)
Total other comprehensive loss, net of tax	—	—	(139)
Comprehensive income (loss)	$(3,851)	$6,718	$38,459

Net income (loss) per share:
Basic	$(0.08)	$0.13	$0.74
Diluted	$(0.08)	$0.12	$0.70

Weighted-average shares used in computing net income (loss) per share:
Basic	50,913	51,415	52,425
Diluted	50,913	54,057	54,887

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at June 30, 2015	50,703	$51	$155,672	$(48,143)	$—	$107,580
Stock-based compensation	—	—	18,641	—	—	18,641
Stock options exercised	536	—	6,197	—	—	6,197
Issuance of common stock upon vesting of restricted stock units	120	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	102	—	2,991	—	—	2,991
Net settlement for taxes and/or exercise price related to equity awards	(329)	—	(11,986)	—	—	(11,986)
Net loss	—	—	—	(3,851)	—	(3,851)
Balances at June 30, 2016	51,132	$51	$171,515	$(51,994)	$—	$119,572
Stock-based compensation	—	—	28,507	—	—	28,507
Stock options exercised	691	1	8,550	—	—	8,551
Issuance of common stock upon vesting of restricted stock units	255	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127	—	3,677	—	—	3,677
Net settlement for taxes and/or exercise price related to equity awards	(467)	—	(19,859)	—	—	(19,859)
Excess tax benefits from stock-based compensation	—	—	447	—	—	447
Net income	—	—	—	6,718	—	6,718
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	32,378	—	—	32,378
Stock options exercised	839	1	8,001	—	—	8,002
Issuance of common stock upon vesting of restricted stock units	452	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	108	—	4,304	—	—	4,304
Net settlement for taxes and/or exercise price related to equity awards	(379)	—	(17,932)	—	—	(17,932)
Unrealized losses on securities, net of tax	—	—	—	—	(139)	(139)
Net income	—	—	—	38,598	—	38,598
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2016	2017	2018

Cash flows from operating activities:

Net income (loss)	$(3,851)	$6,718	$38,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	17,563	26,734	30,354
Depreciation and amortization expense	13,873	21,027	30,202
Deferred income tax expense (benefit)	150	152	(21,870)
Provision for doubtful accounts	159	113	296
Net accretion of discounts and amortization of premiums on available-for-sale securities	—	—	(443)
Net realized losses on sales of available-for-sale securities	—	—	2
Loss on disposal of equipment	712	253	227
Changes in operating assets and liabilities:
Accounts receivable	(725)	(472)	(1,494)
Prepaid expenses and other	(3,270)	(2,074)	(2,141)
Accounts payable	72	219	740
Accrued expenses	8,310	6,465	11,641
Tenant improvement allowance	—	2,845	11,754
Net cash provided by operating activities	32,993	61,980	97,866

Cash flows from investing activities:
Purchases of available-for-sale securities from funds held for clients	—	—	(196,594)
Proceeds from sales and maturities of available-for-sale securities from funds held for clients	—	—	73,044
Net change in funds held for clients' cash and cash equivalents	(648,403)	297,163	(158,394)
Capitalized internal-use software costs	(8,391)	(13,641)	(15,638)
Purchases of property and equipment	(16,083)	(21,338)	(21,676)
Lease allowances used for tenant improvements	—	(2,845)	(11,754)
Acquisition of business, net of cash acquired	(483)	—	(8,346)
Net cash provided by (used in) investing activities	(673,360)	259,339	(339,358)

Cash flows from financing activities:
Net change in client fund obligations	648,403	(297,163)	281,467
Proceeds from exercise of stock options	137	34	—
Proceeds from employee stock purchase plan	2,991	3,677	4,304
Taxes paid related to net share settlement of equity awards	(5,926)	(11,342)	(10,554)
Excess tax benefits from stock-based compensation	—	447	—
Net cash provided by (used in) financing activities	645,605	(304,347)	275,217
Net Change in Cash and Cash Equivalents	5,238	16,972	33,725
Cash and Cash Equivalents—Beginning of Year	81,258	86,496	103,468
Cash and Cash Equivalents—End of Year	$86,496	$103,468	$137,193
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$1,888	$—	$1,956
Purchase of property and equipment and internal-use software, accrued but not paid	$607	$667	$659
Supplemental Disclosure of Cash Flow Information
Cash paid (refunds received) for income taxes	$3	$28	$(53)

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

(d) Funds Held For Clients, Corporate Investments and Client Fund Obligations

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

The Company reviews the composition of its portfolio for any available-for-sale security that has a fair value that falls below its amortized cost. If any security fits this criterion, the Company further evaluates whether other-than-temporary impairment exists by considering whether the Company has the intent and ability to retain the security for a period of time sufficient enough to allow for anticipated fair value recovery. The Company did not record any other-than-temporary impairment charges during the year ended June 30, 2018.

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded in the accompanying balance sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.

(e) Accounts Receivable

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

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2016	2017	2018
Balance at the beginning of the year	$149	$193	$266
Charged to expense	159	113	296
Write-offs	(115)	(40)	(187)
Balance at the end of the year	$193	$266	$375

(f) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of tenant improvement allowance receivable from landlord, prepaid licensing fees, prepaid insurance premiums, deposits with vendors, corporate investments and time clocks available for sale or lease.

(g) Capitalized Internal-Use Software

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

Capitalized internal-use software costs are amortized on a straight-line basis over the estimated useful lives, generally over a 24 or 36-month period. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

(h) Property and Equipment and Long-Lived Assets

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

(i) Intangible Assets, Net of Accumulated Amortization

Intangible assets are comprised primarily of client relationship acquisitions and are reported net of accumulated amortization on the consolidated balance sheets. Client relationships use the straight-line method of amortization over a seven or nine-year time frame from the date of acquisition, while non-solicitation agreements use the straight-line method of amortization over the term of the related agreements. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

(j) Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level.  The Company adopted ASU 2017-04, Intangibles – Goodwill and Other for its annual goodwill impairment test performed during fiscal 2018. Based on the new standard, if the fair value of the reporting unit is less than its carrying amount, the Company would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the amount of goodwill allocated to the reporting unit.

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2016, 2017 or 2018 as a result of the Company’s qualitative assessments over its single reporting segment.

(k) Deferred Rent

The Company has operating lease agreements for its office space, which contain provisions for future rent increases, periods of rent abatement and build-out allowances. The Company records monthly rent expense for each lease equal to the total payments due over the lease term, divided by the number of months of the lease term. Build-out allowances are recorded as part of leasehold improvements and the incentive is amortized over the lease term against depreciation. The difference between recorded rent expense and the amount paid is included in “Accrued expenses” and “Deferred rent” in the accompanying consolidated balance sheets.

(l) Income Taxes

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

(m) Revenue Recognition

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

The Company derives its revenue predominantly from recurring fees and non-recurring service fees. Recurring fees are collected under agreements for payroll, timekeeping, HR-related cloud-based computing services and monthly time clock rentals. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company began entering into term arrangements in fiscal 2018, which are generally over two years in length. Non-recurring service fees consist mainly of implementation and custom reporting services. Such fees are billed to clients and revenue is recorded upon completion of the service. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

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

For each agreement, the Company evaluates whether the individual deliverables qualify as separate units of accounting. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined and treated as a single unit of accounting by frequency of occurrence for the product category involved such as biweekly payroll or monthly timekeeping services. Revenues for arrangements treated as a single unit of accounting are generally recognized within the same month that the services are rendered.

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

The Company is not able to establish VSOE because the deliverables are sold across an insufficiently narrow range of prices on a stand-alone basis and is also not able to establish TPE because no third-party offerings are reasonably comparable to the Company’s offerings. The Company thus established its BESP by service offering, requiring the use of significant estimates and judgment. The Company considers numerous factors, including the nature of the deliverables themselves and the pricing and discounting practices utilized by the Company’s sales force. Arrangement consideration is allocated to each deliverable based on the established BESP and subject to the limitation that because the arrangements are cancellable with 60 days’ or less notice or additional consideration is contingent on the delivery of future services, recurring revenue is not allocated to any deliverable until the consideration has been earned, typically with each payroll cycle or monthly, depending on the service.

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

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations and comprehensive income (loss).

(n) Cost of Revenues

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

(o) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $219, $199 and $179 for the years ended June 30, 2016, 2017 and 2018, respectively.

(p) Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, including those under the 2014 Employee Stock Purchase Plan (“ESPP”), are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock options and estimated shares purchasable under the ESPP, the Company estimates grant date fair value using the Black-Scholes option-pricing model and periodically updates the assumed forfeiture rates for actual experience over their vesting term or the term of the ESPP purchase period.

(q) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(r) Segment Information

The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single cloud-based software solution reporting segment.

(s) Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which modifies accounting for excess tax benefits and tax deficiencies, forfeitures, and employer tax withholding requirements.  ASU 2016-09 also clarifies certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard effective July 1, 2017, and it resulted in an increase to the Company’s gross net operating loss of $30,783. As of December 31, 2017, the adoption of this standard did not have a material impact on its consolidated financial statements and disclosures due to the Company’s valuation allowance on deferred tax assets. However, during the third quarter of fiscal 2018, the Company released its valuation allowance and as a result, the Company recorded a significant increase in deferred tax assets due to excess tax benefits from employee stock exercises. Refer to Note 11 for additional information on the release of the valuation allowance and the impact of excess tax benefits from employee stock exercises. The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”), which eliminated Step 2 of the goodwill impairment test, which required the impairment charge to be measured as a difference between the implied fair value of goodwill against its carrying amount. Instead, an entity measures goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted this standard for the annual goodwill impairment test performed during fiscal 2018. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”) which incorporates the SEC’s Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides for a provisional measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act (the “Act”), not to exceed one year from enactment of the new tax law. Entities are permitted to utilize reasonable estimates until they have finished analyzing the effects of the Act. The Company recognized provisional income tax effects of the Act during fiscal 2018 in accordance with SAB 118, and expects to complete its accounting under the Act by the end of December 2018. Refer to Note 11 for additional information.

(t) Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to apply more judgment and estimation techniques or methods while recognizing revenue, which could result in additional disclosures to the financial statements. In addition, in March 2016, April 2016, May 2016 and December 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), respectively, to amend certain guidance in ASU 2014-09. Topic 606 allows for either a retrospective or modified retrospective transition method. ASU 2014-09 was originally effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of ASU 2014-09 and all amendments to it, with a new effective date for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date.  The Company will adopt the new standard in its fiscal year beginning July 1, 2018 using the modified retrospective method of transition, which limits the application of the new standard only to contracts that were not completed as of the effective date of July 1, 2018. The Company is in the process of finalizing its accounting conclusions around the new standard as well as finalizing the impacts of the disclosure requirements and transition adjustments on its consolidated financial statements.  The estimated impact is described below.  The Company is also nearly complete in updating its existing internal controls and processes as it relates to the new standard.

Under the current revenue standard through fiscal 2018, the Company accounts for implementation and recurring services each as a separate unit of account. The Company has been able to establish standalone value for implementation services as supported by the activity of third-party resellers and other vendors that performed certain implementation services. The Company has observed that third party implementation activity has continued to decrease over time and at the same time, the Company has invested in proprietary applications and processes that impact implementation activities. The Company has determined that from July 1, 2018 forward it will no longer have a sufficient basis to establish standalone value of implementations for its proprietary products due to the culmination of the changes to the Company’s applications and processes that eliminate the ability of third parties to perform implementation services. Similarly, the Company determined that these implementation services are not a separate performance obligation under the new standard for contracts entered into after July 1, 2018 and the associated implementation fees will be treated as nonrefundable upfront fees which will be deferred and amortized over a period of time instead of recognized upon completion.

The Company also has assessed the treatment of certain costs under the new standard and currently expects that there will be a material impact in the manner in which it treats both costs of obtaining new contracts (i.e., selling and commission costs) and direct costs of fulfillment. The Company will be required to defer these costs and amortize them over the expected period of benefit, which it has determined to be 7 years. The Company estimates that the cumulative effect related to the deferral of the costs of obtaining new contracts will be approximately $51,000, net of deferred taxes, which will be recorded through Accumulated Deficit in the Statement of Changes in Stockholder’s Equity upon adoption on July 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease with terms greater than twelve months, along with additional qualitative and quantitative disclosures. ASU 2016-02 also requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented. In March 2018, the FASB affirmed its proposed ASU, Leases (Topic 842): Targeted Improvements, which provides an additional transition method allowing an entity to apply the new lease accounting and disclosure requirements only for the year of adoption with the comparative periods continuing to be in accordance with current GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. While the Company is still assessing the impact of the new standard, it expects the adoption of this standard will have a material effect on its consolidated balance sheets. The Company is evaluating the transition methods and will adopt this new standard in its fiscal year beginning July 1, 2019.

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

(3) Funds Held for Clients and Corporate Investments

Investments consist of the following as of June 30, 2018:

		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Funds held for clients' cash and cash equivalents	$1,102,541	$—	$(3)	$1,102,538
Available-for-sale securities:
Commercial paper	50,703	3	(4)	50,702
Corporate bonds	37,508	8	(134)	37,382
Asset-backed securities	25,901	1	(55)	25,847
U.S. treasury securities	9,879	—	(2)	9,877
Total available-for-sale securities	123,991	12	(195)	123,808
Investments	$1,226,532	$12	$(198)	$1,226,346

Funds held for clients’ cash and cash equivalents included demand deposit accounts, commercial paper and money market funds as of June 30, 2018.

Classification of investments on the consolidated balance sheets is as follows:

	Year ended June 30,
	2017	2018
Funds held for clients	$942,459	$1,225,614
Prepaid expenses and other	—	732
Total investments	$942,459	$1,226,346

Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of June 30, 2018 had fair market values as follows:

	Gross
	unrealized
	losses	Fair value
Commercial paper	$(4)	$23,657
Corporate bonds	(134)	29,122
Asset-backed securities	(55)	17,960
U.S. treasury securities	(2)	4,933
Total available-for-sale securities	$(195)	$75,672

As the Company started investing funds held for clients in available-for-sale securities during the year ended June 30, 2018, no securities have been in an unrealized loss position for more than 12 months. The Company did not make any material reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities during the year ended June 30, 2018. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the year ended June 30, 2018.

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the year ended June 30, 2018, nor does it believe that OTTI exists in its portfolio as of June 30, 2018. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of June 30, 2018.

Expected maturities of available-for-sale securities at June 30, 2018 are as follows:

	Amortized
	cost	Fair value
One year or less	$99,420	$99,319
One year to two years	22,571	22,487
Two years to three years	2,000	2,002
Total available-for-sale securities	$123,991	$123,808

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2017 and June 30, 2018 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and US treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2018,  and the Company did not transfer assets between Levels during the year ended June 30, 2018. The Company did not hold any marketable securities at June 30, 2017.

The fair value level for the funds held for clients’ cash and cash equivalents and available-for-sale securities as of June 30, 2018 is as follows:

	Total	Level 1	Level 2	Level 3
Funds held for clients' cash and cash equivalents	$1,102,538	$1,076,414	$26,124	$—
Available-for-sale securities:
Commercial paper	50,702	—	50,702	—
Corporate bonds	37,382	—	37,382	—
Asset-backed securities	25,847	—	25,847	—
U.S. treasury securities	9,877	—	9,877	—
Total available-for-sale securities	123,808	—	123,808	—
Investments	$1,226,346	$1,076,414	$149,932	$—

(5) Business Combinations

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

The Company accounts for business combinations in accordance with ASC 805 (Business Combinations). The Company recorded the acquisition using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition. The Company determined the fair value of identifiable intangible assets acquired primarily by using an income approach.

The following table summarizes the allocation of the purchase price for BeneFLEX:

At March 8, 2018
Goodwill	$3,587
Client relationships	5,550
Non-solicitation agreements	240
Net liabilities assumed	(31)
Total purchase price	$9,346

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition. Pro forma information has not been presented because the effect of the acquisition is not material to the Company’s consolidated financial statements. Goodwill will be amortized over a period of 15 years for income tax purposes. Direct costs related to the acquisitions were recorded as general and administrative expenses as incurred.

(6) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2017	2018
Capitalized internal-use software	$49,663	$67,678
Accumulated amortization	(32,269)	(46,584)
Capitalized internal-use software, net	$17,394	$21,094

Amortization of capitalized internal-use software amounted to $5,446, $9,447 and $14,315 for the years ended June 30, 2016, 2017 and 2018, respectively and is included in Cost of Revenues—Recurring Revenues.

(7) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2017	2018
Office equipment	$3,591	$3,743
Computer equipment	24,411	29,768
Furniture and fixtures	7,547	10,382
Software	4,954	5,965
Leasehold improvements	21,426	36,366
Time clocks rented by clients	4,240	4,534
Total	66,169	90,758
Accumulated depreciation	(25,413)	(28,729)
Property and equipment, net	$40,756	$62,029

Depreciation expense amounted to $6,905, $10,068 and $14,192 for the years ended June 30, 2016, 2017 and 2018, respectively.

(8) Goodwill and Intangible Assets

The following table summarizes changes in goodwill during the year ended June 30, 2018:

Balance at June 30, 2017	$6,003
Additions attributable to current year acquisition	3,587
Balance at June 30, 2018	$9,590

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	June 30,	Useful
	2017	2018	Life
Client relationships	$12,580	$18,130	7 - 9 years
Non-solicitation agreements	360	600	2 - 4 years
Total	12,940	18,730
Accumulated amortization	(4,033)	(5,728)
Intangible assets, net	$8,907	$13,002

The increase in goodwill and intangible assets is related to the acquisition of BeneFLEX as discussed in Note 5. Amortization expense for acquired intangible assets was $1,522, $1,512 and $1,695 for the years ended June 30, 2016, 2017 and 2018, respectively.  Future amortization expense for acquired intangible is as follows, as of June 30, 2018:

Year ending June 30,
2019	$2,251
2020	2,251
2021	2,251
2022	2,232
2023	2,118
Thereafter	1,899
Total	$13,002

(9) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2017	2018
Accrued payroll and personnel costs	$25,131	$31,206
Lease exit obligations	—	2,143
Other	5,170	8,892
Total accrued expenses	$30,301	$42,241

(10) Leases

The Company primarily leases office space in Illinois, California, Florida, Idaho, New Jersey, New Hampshire, New York, Michigan and Missouri under non-cancellable operating leases expiring on various dates from July 2018 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from January 2019 through June 2022.

In June 2016, the Company entered into a lease for approximately 310 rentable square feet of office space located in Schaumburg, Illinois. The Company currently utilizes the leased premises as its headquarters, relocating from its previous headquarters in Arlington Heights, Illinois in the fourth quarter of fiscal 2018. The lease provided for phased delivery and commencement dates, and the Company commenced each phase on the following dates:  Phase I (June 1, 2017), Phase II (November 1, 2017) and Phase III (July 1, 2018). The Company expects to commence Phase IV on July 1, 2019 with the actual commencement date subject to timely delivery of the premises by the landlord. Under the terms of the lease, the Company receives a tenant improvement allowance equal to $65.00 per rentable square foot and a 12-month rent abatement period for each lease phase. The lease began on the Phase I commencement date (June 1, 2017) and will end on October 31, 2032 with two subsequent five-year renewal options.

In February 2017, the Company entered into a lease for approximately 62 rentable square feet of office space located in Meridian, Idaho. The Company uses the leased premises to accommodate the continued expansion of its employee base in the western region of the United States. The lease provided for phased delivery and commencement dates and the Company commenced Phase I on July 2, 2018. The Company expects to commence Phase II on February 1, 2020 with the actual commencement date subject to timely delivery of the premises by the landlord. Under the terms of the lease, the Company receives a tenant improvement allowance equal to $50.00 per rentable square foot and a 3-month rent abatement period for each lease phase. The lease began on the Phase I commencement date (July 2, 2018) and will end on July 31, 2028 with four subsequent five-year renewal options.

In June 2018, the Company ceased using approximately 110 rentable square feet of its former headquarters in Arlington Heights, Illinois in conjunction with relocating to its new Schaumburg, Illinois headquarters. As a result, the Company recognized $2,336 in early lease exit costs that are included in general and administrative expense in its consolidated statements of operations and comprehensive income (loss).

The following table is a summary of the changes in the remaining lease obligation related to the former headquarters, which is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheet. The difference between the lease exit costs recognized in general and administrative expense as discussed above and the remaining lease obligation relates to the write-off of deferred rent recorded in prior periods.

Balance at June 30, 2017	$—
Additions	3,446
Payments	(199)
Adjustments	14
Balance at June 30, 2018	$3,261

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and future rent increases. Rental expense for operating leases, including amortization of leasehold improvements, was $5,596, $8,571 and $12,293 for the years ended June 30, 2016, 2017 and 2018, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2018 are:

Year ending June 30,
2019	$8,909
2020	9,077
2021	10,126
2022	8,803
2023	8,345
Later years, through 2032	67,225
Total minimum lease payments	$112,485

(11) Income Taxes

(a) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2016, 2017 and 2018 consists of the following:

	Year ended June 30,
	2016	2017	2018
Current taxes
U.S. federal	$—	$—	$294
State and local	27	500	364
Deferred taxes:
U.S. federal	136	137	(15,167)
State and local	14	14	(7,338)
Total income tax expense (benefit)	$177	$651	$(21,847)

(b) Tax Rate Reconciliation

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the years ended June 30, 2016 and 2017, and 27.55% for the year ended June 30, 2018 to pretax income (loss) as a result of the following:

	Year ended June 30,
	2016	2017	2018
Income tax expense (benefit) at statutory federal rate	$(1,249)	$2,503	$4,615
Increase (reduction) in income taxes resulting from:
Research and development credit, net of federal income tax benefit	(504)	(1,025)	(1,101)
Non-deductible expenses	557	685	1,531
Change in valuation allowance	2,590	(1,349)	(22,771)
Effect of Tax Cuts and Jobs Act			8,626
Stock-based compensation expense			(10,527)
State and local income taxes, net of federal income tax benefit	(432)	(196)	(2,262)
Other	(785)	33	42
	$177	$651	$(21,847)

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2017 and 2018 are presented below.

	Year ended June 30,
	2017	2018
Deferred tax assets:
Deferred rent	$1,090	$1,177
Accrued expenses	2,290	2,709
Stock-based compensation	11,034	10,833
Net operating loss carryforwards	253	10,775
Research and development and other credits	4,984	7,674
Intangible assets	256	271
Other	129	146
Total deferred tax assets	20,036	33,585
Valuation allowance	(8,689)	(355)
Net deferred tax assets	11,347	33,230
Deferred tax liabilities:
Research and development costs	(5,649)	(4,711)
Depreciation	(6,099)	(6,379)
Total deferred tax liabilities	(11,748)	(11,090)
Net deferred tax asset (liability)	$(401)	$22,140

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. The Company established a valuation allowance in fiscal 2014 on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company continued to record a valuation allowance through the first six months of fiscal 2018. In the third quarter of fiscal 2018, management concluded that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This is primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. At March 31, 2018, based on the evaluation of positive and negative evidence, management believed it is more likely than not that the net deferred tax assets will be realized for all federal and substantially all state purposes. Accordingly, management recognized a non-recurring tax benefit of $22,585 related to the valuation allowance reversal. As of June 30, 2018, the Company continues to maintain a valuation allowance of $355 for certain state tax benefits. Such assessment may change in the future as further evidence becomes available.

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

In response to the Act, the SEC subsequently issued SAB 118 (later codified into ASU 2018-05) allowing registrants to record provisional amounts to the extent a company’s accounting for the Act is incomplete. Pursuant to disclosure under SAB 118, revaluation of deferred taxes as of December 22, 2017 is incomplete. The Company has recorded provisional estimated tax expense of $8,626 related to the rate change and additional limitations on executive compensation. As the Company released substantially all of its valuation allowance against its deferred taxes, this expense is included in the income tax (benefit) for the year. As of June 30, 2018, the Company is still analyzing the impact of the Act with respect to limitations on the deductibility of executive compensation and certain aspects of bonus depreciation expense. The Company needs additional time to finalize its estimates and expects additional guidance to be issued by the Internal Revenue Service before the assessment of the impact of the Act can be completed. The Company currently expects to complete its accounting for the effects of the Act by the end of December 2018.

At June 30, 2018, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $45,839 and state income tax purposes of approximately $18,409.  The federal NOL carryforwards expire from 2029 to 2038.  The state NOL carryforwards expire from 2019 to 2038. The Company also has gross federal and state research and development tax credit and other state credit carryforwards of approximately $7,674, which expire between 2018 and 2038.

The Company had no unrecognized tax benefits as of June 30, 2016, 2017 and 2018, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiary, files a consolidated federal income tax return. For years before 2014 (fiscal year ended June 30, 2015), the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to 2014 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

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

As of June 30, 2018, the Company had 13,816 shares allocated to the plans, of which 3,786 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes the changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended June 30, 2018:

Number of Shares
Available for grant at July 1, 2017	8,227
January 1, 2018 Evergreen provision increase	2,367
RSUs granted	(929)
Shares withheld in settlement of taxes and/or exercise price	379
Forfeitures	58
Shares removed	(72)
Available for grant at June 30, 2018	10,030

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying audited consolidated statements of operations and comprehensive income (loss):

	Year ended June 30,
	2016	2017	2018
Cost of revenue – recurring	$1,648	$2,162	$2,830
Cost of revenue – non-recurring	1,127	1,357	1,388
Sales and marketing	4,441	6,287	7,295
Research and development	2,789	3,086	3,748
General and administrative	7,558	13,842	15,093
Total stock-based compensation expense	$17,563	$26,734	$30,354

In addition, the Company capitalized $1,078, $1,773 and $2,024 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2016, 2017 and 2018, respectively.

In June 2017, Peter McGrail ceased to serve as the Company’s Chief Financial Officer, but continued to serve as an employee of the Company. In connection with Mr. McGrail’s modified employment arrangement, the compensation committee of the Board of Directors approved modifications to terms of the unvested equity awards granted to Mr. McGrail. Any awards held by Mr. McGrail that were subject to time-based vesting became fully-vested upon his death in August 2017. Additionally, any performance-based restricted stock unit (“PSU”) awards held by Mr. McGrail will continue to vest and settle based upon actual achievement of previously-established performance metrics, with Mr. McGrail receiving a pro-rata share of the PSU awards based on the number of days Mr. McGrail was employed over the vesting period. As a result of these award modifications, the Company recognized $2,925 in additional stock-based compensation expense for the fiscal year ended June 30, 2017, which was included in general and administrative expense in the Company’s consolidated statements of operations and comprehensive income (loss).

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

There were no stock options granted during the years ended June 30, 2017 or 2018. The following table summarizes the assumptions used for estimating the fair value of stock options granted for the year ended June 30, 2016:

Valuation assumptions:
Expected dividend yield	0%
Expected volatility	34.0%
Expected term (years)	6.25
Risk-free interest rate	1.83%

Stock option activity during the periods indicated is as follows:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2017	2,751	$11.54	5.69	$92,556
Options forfeited	(5)	$18.41
Options exercised	(839)	$9.54
Balance at June 30, 2018	1,907	$12.40	5.00	$88,595
Options exercisable at June 30, 2018	1,781	$11.18	4.89	$84,935
Options vested and expected to vest at June 30, 2018	1,905	$12.37	5.00	$88,538

There were no stock options granted during the years ended June 30, 2017 or 2018. The weighted average grant date fair value of options granted during the year ended June 30, 2016 was $12.92. The total intrinsic value of options exercised during the years ended June 30, 2016, 2017 and 2018 was $13,362, $20,802 and $34,083, respectively. At June 30, 2018, there was $152 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.84 years.

The following table summarizes information about stock options outstanding and stock options exercisable at June 30, 2018:

	Options Outstanding			Options Exercisable
Price Range	Number of shares	Weighted average remaining contractual term	Weighted average exercise price	Number of shares	Weighted average exercise price
$2.28 to $3.58	73	2.92	$2.28	73	$2.28
$3.59 to $5.96	847	4.14	$4.88	847	$4.88
$5.97 to $12.02	127	5.02	$7.04	127	$7.04
$12.03 to $20.90	521	5.72	$17.00	521	$17.00
$20.91 to $35.28	339	6.47	$28.32	213	$27.50
Total	1,907	5.00	$12.40	1,781	$11.18

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue and Adjusted EBITDA targets in future fiscal years. The following table represents restricted stock unit activity during the year ended June 30, 2018:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2017	1,455	$39.96
RSUs granted	929	$46.61
RSUs vested	(452)	$39.30
RSUs forfeited	(53)	$42.08
RSU balance at June 30, 2018	1,879	$43.39
RSUs expected to vest at June 30, 2018	1,667	$43.23

At June 30, 2018, there was $29,656 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.85 years.

The total excess income tax benefits for stock-based compensation arrangements was $8,228, $15,130 and $33,443 for the years ended June 30, 2016, 2017 and 2018, respectively. As described in Note 2, the Company adopted ASU 2016-09 as of July 1, 2017. As a result, the Company recognized these tax benefits through income tax expense instead of additional paid-in capital.

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

As of June 30, 2018, a total of 1,111 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024.  The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors determined that, effective January 1, 2018, it would increase the number of common shares in reserve for issuance under the ESPP by 395 shares.

The Company issued a total of 108 shares upon the completion of its six-month offering periods ending November 15, 2017 and May 15, 2018. The Company recorded compensation expense attributable to the ESPP of $1,069, $1,263 and $1,331 for the years ended June 30, 2016, 2017 and 2018, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2016	2017	2018
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	44.1 - 53.4%	38.9 - 53.4%	28.3 - 39.1%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.11 - 0.31%	0.28 - 1.02%	1.02 - 2.10%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees.  Up to December 31, 2015, the Company matched 50% of the employees’ contributions up to 6% of their gross pay. Effective January 1, 2016, the Company increased its match to 50% of employees’ contributions up to 8% of their gross pay. Contributions were $2,717, $3,667 and $4,632 for the years ended June 30, 2016, 2017 and 2018, respectively.

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

(15) Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year ended June 30,
	2016	2017	2018
Numerator:
Net income (loss)	$(3,851)	$6,718	$38,598

Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	50,913	51,415	52,425
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	—	2,642	2,462
Diluted	50,913	54,057	54,887

Net income (loss) per share:
Basic	$(0.08)	$0.13	$0.74
Diluted	$(0.08)	$0.12	$0.70

The following table summarizes the outstanding employee stock options, restricted stock units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30,
	2016	2017	2018
Employee stock options	3,464	145	—
Restricted stock units	1,003	627	92
Employee stock purchase plan shares	15	14	—
Total	4,482	786	92

(16) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the eight quarters in the years ended June 30, 2017 and 2018.

	Quarter Ended
	September 30,	December 31,
	2016	2016	March 31, 2017	June 30, 2017
Consolidated Statements of Operations Data
Revenues	$65,022	$68,654	$90,273	$76,061
Gross profit	$36,663	$38,271	$58,191	$42,898
Operating income (loss)	$(2,507)	$(1,643)	$14,880	$(3,434)
Net income (loss)	$(2,568)	$(1,671)	$14,801	$(3,844)
Net income (loss) per share:
Basic	$(0.05)	$(0.03)	$0.29	$(0.07)
Diluted	$(0.05)	$(0.03)	$0.27	$(0.07)
Weighted-average shares used in computing net income (loss) per share:
Basic	51,231	51,384	51,447	51,602
Diluted	51,231	51,384	54,002	51,602

	Quarter Ended
	September 30,	December 31,
	2017	2017	March 31, 2018	June 30, 2018
Consolidated Statements of Operations Data
Revenues	$81,500	$86,004	$113,407	$96,616
Gross profit	$46,541	$49,164	$74,755	$57,870
Operating income (loss)	$515	$133	$20,465	$(5,164)
Net income (loss)	$543	$431	$39,177	$(1,553)
Net income (loss) per share:
Basic	$0.01	$0.01	$0.74	$(0.03)
Diluted	$0.01	$0.01	$0.71	$(0.03)
Weighted-average shares used in computing net income (loss) per share:
Basic	51,893	52,502	52,615	52,699
Diluted	54,610	54,818	55,030	52,699

(17) Subsequent Events

On August 9, 2018, the Company announced that its Board of Directors approved a stock repurchase plan under which it is authorized to purchase (in the aggregate) up to $35,000 of its issued and outstanding common stock, over a 12-month period. Shares may be repurchased from time-to-time in open market transactions at prevailing market prices or privately negotiated transactions. The actual timing, number and value of shares repurchased will depend on the market price of its common stock, general market conditions and other corporate and economic considerations.