Form 10-Q
period 2018-09-30
Paylocity Holding Corp
filed 2018-11-02
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     to

Commission file number 001-36348

PAYLOCITY HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4066644
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 American Lane Schaumburg, Illinois	60173
(Address of principal executive offices)	(Zip Code)

(847) 463-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,798,602 shares of Common Stock, $0.001 par value per share, as of October 26, 2018.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I

FINANCIAL INFORMATION

Item  1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$137,193	$63,662
Corporate investments	732	21,225
Accounts receivable, net	3,453	2,992
Deferred contract costs	—	16,215
Prepaid expenses and other	11,248	14,220

Total current assets before funds held for clients	152,626	118,314
Funds held for clients	1,225,614	1,168,156

Total current assets	1,378,240	1,286,470
Capitalized internal-use software, net	21,094	22,034
Property and equipment, net	62,029	61,823
Intangible assets, net	13,002	12,439
Goodwill	9,590	9,590
Long-term deferred contract costs	—	59,061
Long-term prepaid expenses and other	1,504	3,132
Deferred income tax assets, net	22,140	9,554

Total assets	$1,507,599	$1,464,103

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,990	$3,559
Accrued expenses	42,241	35,678

Total current liabilities before client fund obligations	45,231	39,237
Client fund obligations	1,225,614	1,168,156

Total current liabilities	1,270,845	1,207,393
Deferred rent	22,812	22,660
Other long-term liabilities	1,118	1,424

Total liabilities	$1,294,775	$1,231,477
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2018 and September 30, 2018	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2018 and September 30, 2018; 52,758 shares issued and outstanding at June 30, 2018 and 52,796 shares issued and outstanding at September 30, 2018	53	53
Additional paid-in capital	219,588	176,851
Retained earnings (accumulated deficit)	(6,678)	55,846
Accumulated other comprehensive loss	(139)	(124)
Total stockholders’ equity	$212,824	$232,626
Total liabilities and stockholders’ equity	$1,507,599	$1,464,103

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2018
Revenues:
Recurring fees	$77,294	$95,761
Interest income on funds held for clients	1,617	3,502

Total recurring revenues	78,911	99,263
Implementation services and other	2,589	1,241

Total revenues	81,500	100,504
Cost of revenues:
Recurring revenues	24,091	29,231
Implementation services and other	10,868	6,711

Total cost of revenues	34,959	35,942
Gross profit	46,541	64,562
Operating expenses:
Sales and marketing	21,180	26,418
Research and development	8,895	11,400
General and administrative	15,951	22,968

Total operating expenses	46,026	60,786
Operating income	515	3,776
Other income	109	269

Income before income taxes	624	4,045
Income tax expense (benefit)	81	(5,807)

Net income	$543	$9,852

Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax	(5)	15
Total other comprehensive income (loss)	(5)	15
Comprehensive income	$538	$9,867

Net income per share:
Basic	$0.01	$0.19
Diluted	$0.01	$0.18

Weighted-average shares used in computing net income per share:
Basic	51,893	52,865
Diluted	54,610	55,487

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	10,050	—	—	10,050
Stock options exercised	182	—	2,241	—	—	2,241
Issuance of common stock upon vesting of restricted stock units	579	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(281)	—	(20,037)	—	—	(20,037)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	15	15
Net income	—	—	—	9,852	—	9,852
Balances at September 30, 2018	52,796	$53	$176,851	$55,846	$(124)	$232,626

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2017	2018

Cash flows from operating activities:

Net income	$543	$9,852
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,606	9,425
Depreciation and amortization expense	6,673	8,232
Deferred income tax expense (benefit)	37	(5,809)
Provision for doubtful accounts	4	30
Net accretion of discounts and amortization of premiums on available-for-sale securities	(108)	(407)
Loss on disposal of equipment	31	241
Changes in operating assets and liabilities:
Accounts receivable	(529)	431
Deferred contract costs	—	(7,169)
Prepaid expenses and other	(305)	(853)
Accounts payable	(101)	(415)
Accrued expenses	(6,304)	(6,214)
Tenant improvement allowance	1,656	—
Net cash provided by operating activities	8,203	7,344

Cash flows from investing activities:
Purchases of available-for-sale securities	(58,844)	(75,804)
Proceeds from sales and maturities of available-for-sale securities	421	56,446
Net change in funds held for clients' cash and cash equivalents	59,001	55,844
Capitalized internal-use software costs	(3,751)	(5,001)
Purchases of property and equipment	(2,693)	(2,428)
Lease allowances used for tenant improvements	(1,466)	—
Net cash provided by (used in) investing activities	(7,332)	29,057

Cash flows from financing activities:
Net change in client fund obligations	(470)	(57,458)
Repurchases of common shares	—	(34,679)
Proceeds from exercise of stock options	—	85
Taxes paid related to net share settlement of equity awards	(6,470)	(17,880)
Net cash used in financing activities	(6,940)	(109,932)
Net Change in Cash and Cash Equivalents	(6,069)	(73,531)
Cash and Cash Equivalents—Beginning of Period	103,468	137,193
Cash and Cash Equivalents—End of Period	$97,399	$63,662
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment and internal-use software, accrued but not paid	$4,317	$1,064
Repurchases of common shares, accrued but not paid	$—	$313
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$53	$351

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

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from prepaid expenses and other on the unaudited consolidated balance sheets to corporate investments for comparability purposes in order to conform to the current year’s presentation.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 10, 2018.

(c) Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective as of July 1, 2018.  Topic 606 requires revenue to be recognized when an entity transfers control of goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled to for those goods or services.  To achieve this core principle, the Company recognizes revenue from contracts with customers based on the following five steps:

1)	Identify the contract with a customer;

2)	Identify the performance obligations in the contract;
3)	Determine the transaction price;
4)	Allocate the transaction price to performance obligations in the contract; and
5)	Recognize revenue when or as the Company satisfies a performance obligation.

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company began entering into term arrangements in fiscal 2018, which are generally two years long. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services as follows:

•

Payroll processing and related services, including payroll reporting and tax filing services are delivered on a weekly, biweekly, semi-monthly, or monthly basis depending upon the payroll frequency of the client and on an annual basis if a client selects W-2 preparation and processing services,

•	Time and attendance reporting services, including time clock rentals, are delivered on a monthly basis, and

•	Cloud-based HR software solutions, including employee administration and benefits enrollment and administration, are delivered on a monthly basis.

The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription based fees which can include payroll, time and attendance and HR related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. The Company has certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 services.

Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based applications. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations and comprehensive income.

Interest income collected on funds held for clients is recognized in recurring revenues when earned as the collection, holding and remittance of these funds are components of providing these services.

The following table, consistent with the presentation of its unaudited consolidated statements of operations and comprehensive income, disaggregates revenue by recurring fees and implementation services and other, which it believes represents the major categories of revenue:

Three Months Ended
September 30, 2018
Recurring fees	$95,761
Implementation services and other	1,241
Total revenues from contracts	$97,002

Deferred revenue

The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur simultaneously upon the client payroll-processing period or by month.  As such, the Company does not recognize contract assets or liabilities related to recurring revenue.

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract.  The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

Three Months Ended
September 30, 2018
Balance at July 1, 2018	$—
Deferral of revenue	2,518
Revenue recognized	(499)
Balance at September 30, 2018	$2,019

Deferred revenue related to these nonrefundable upfront fees are recorded within accrued expenses and other long-term liabilities on the unaudited consolidated balance sheets. The Company expects to recognize these deferred revenue balances of $1,382 in fiscal 2019, $504 in fiscal 2020, and $133 thereafter.

Deferred contract costs

The Company defers certain selling and commission costs that meet the capitalization criteria under ASC 340-40, which prior to the adoption of Topic 606 were previously expensed as incurred.  The Company also capitalizes certain costs to fulfill a contract related to its proprietary products if they are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered under ASC 340-40. As discussed in Note 2(e), the Company determined that implementation services related to its proprietary products are not separate performance obligations for contracts entered into after July 1, 2018. Implementation fees are treated as nonrefundable upfront fees and the related implementation costs are required to be capitalized and amortized over the expected period of benefit, which is the period in which the Company expects to recover the costs and enhance its ability to satisfy future performance obligations.

The Company utilizes the portfolio approach to account for both the cost of obtaining a contract and the cost of fulfilling a contract. These capitalized costs are amortized over the expected period of benefit, which has been determined to be over 7 years based on the Company’s average client life and other qualitative factors, including rate of technological changes. The Company does not incur any additional costs to obtain or fulfill contracts upon renewal. The Company recognizes additional selling and commission costs and fulfillment costs when an existing client purchases additional services. These additional costs only relate to the additional services purchased and do not relate to the renewal of previous services.

The following table presents the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Beginning			Ending
	Balance	Capitalized		Balance
	July 1, 2018	Costs	Amortization	September 30, 2018
Costs to obtain a new contract	$68,107	$5,711	$(3,885)	$69,933
Costs to fulfill a contract	—	5,474	(131)	5,343
Total	$68,107	$11,185	$(4,016)	$75,276

Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the unaudited consolidated balance sheets. Amortization of deferred contracts costs is recorded in implementation services and other cost of revenue, sales and marketing, and general and administrative in the unaudited consolidated statements of operations and comprehensive income.

Remaining Performance Obligations

The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term based contracts was approximately $29,000 as of September 30, 2018, which will be generally recognized over the next 24 months.

(d)  Income Taxes

Income taxes are accounted for in accordance with ASC 740, Income Taxes, using the asset and liability method. The Company’s provision for income taxes is based on the annual effective rate method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(e)  Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes a majority of existing revenue recognition guidance under GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling a contract under Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers. The Company adopted the new standard, including subsequent amendments and Subtopic 340-40, effective as of July 1, 2018 using the modified retrospective method of transition, which limited the application of the new standard only to contracts that were not completed as of the effective date. The adoption of Topic 606 did not have a material impact in the timing or amount of revenue recognized. However, it did have a material impact on its unaudited consolidated balance sheet due to the deferral of costs of obtaining and fulfilling a contract as detailed below. The Company has updated its control framework for new internal controls and has updated existing controls relating to the new standard.

Under the legacy revenue standard through fiscal 2018, the Company accounted for implementation and recurring services each as a separate unit of account. The Company was able to establish standalone value for implementation services as supported by the activity of third-party resellers and other vendors that performed certain implementation services. The Company has observed that third party implementation activity has continued to decrease over time and at the same time, the Company has invested in proprietary applications and processes that impact implementation activities. The Company determined that from July 1, 2018 forward it no longer had a sufficient basis to establish standalone value of implementations for its proprietary products due to the culmination of the changes to the Company’s applications and processes that eliminated the ability of third parties to perform implementation services. Similarly, the Company determined that these implementation services are not a separate performance obligation under Topic 606 for contracts entered into after July 1, 2018 and the associated implementation fees are treated as nonrefundable upfront fees which are deferred and amortized over a period of time instead of recognized upon completion. The Company recognized $2,191, net of deferred taxes, of contract assets for implementation fees related to open contracts as of July 1, 2018 which began when the Company was still able to establish stand-alone value for implementation activities.  This adjustment was recorded through retained earnings (accumulated deficit) in the statement of changes in stockholder’s equity upon adoption on July 1, 2018.

The Company also finalized the treatment of costs of obtaining and fulfilling a new contract under the new standard. The Company is now required to defer these costs and amortize them over the expected period of benefit, which it has determined to be 7 years. The Company recognized the cumulative effect related to the deferral of the costs of obtaining new contracts of $50,481, net of deferred taxes, which was recorded through retained earnings (accumulated deficit) in the statement of changes in stockholder’s equity upon adoption on July 1, 2018.

The cumulative effect of the changes made to the July 1, 2018 balance sheet due to the adoption of Topic 606 were as follows:

	As Reported	Adjustments	Balances at
	June 30, 2018	due to Topic 606	July 1, 2018
Balance Sheet
Assets
Deferred contract costs	$—	$14,783	$14,783
Prepaid expenses and other	11,248	1,730	12,978
Long-term deferred contract costs	—	53,324	53,324
Long-term prepaid expenses and other	1,504	1,226	2,730
Deferred income tax assets, net	22,140	(18,391)	3,749
Stockholders' Equity
Retained earnings (accumulated deficit)	(6,678)	52,672	45,994

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated statement of operations and comprehensive income:

	Three Months Ended September 30, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Operations
Revenues
Recurring fees	$95,761	$96,197	$(436)
Implementation services and other	1,241	800	441
Cost of Revenues
Implementation services and other	6,711	11,956	(5,245)
Operating expenses
Sales and marketing	26,418	28,209	(1,791)
General and administrative	22,968	23,101	(133)
Income tax expense (benefit)	(5,807)	(7,664)	1,857
Net income	9,852	4,535	5,317

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated balance sheet:

	Three Months Ended September 30, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Balance Sheet
Assets
Deferred contract costs	$16,215	$—	$16,215
Prepaid expenses and other	14,220	12,506	1,714
Long-term deferred contract costs	59,061	—	59,061
Long-term prepaid expenses and other	3,132	2,326	806
Deferred income tax assets, net	9,554	29,802	(20,248)
Liabilities
Accrued expenses	35,678	34,479	1,199
Other long-term liabilities	1,424	3,064	(1,640)
Stockholders' Equity
Retained earnings (accumulated deficit)	55,846	(2,143)	57,989

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated statement of cash flows:

	Three Months Ended September 30, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Cash Flows
Net income	$9,852	$4,535	$5,317
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(5,809)	(7,666)	1,857
Changes in operating assets and liabilities:
Deferred contract costs	(7,169)	—	(7,169)
Prepaid expenses and other	(853)	(1,289)	436
Accrued expenses	(6,214)	(5,773)	(441)
Net cash provided by operating activities	7,344	7,344	—

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”) which incorporates the SEC’s Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides for a provisional measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act (the “Act”), not to exceed one year from enactment of the new tax law. Entities are permitted to utilize reasonable estimates until they have finished analyzing the effects of the Act. The Company recognized provisional income tax effects of the Act during fiscal 2018 in accordance with SAB 118, and expects to complete its accounting under the Act by the end of December 2018. Refer to Note 8 for additional information.

(f)  Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which amends various aspects of existing guidance for leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease with terms greater than twelve months, along with additional qualitative and quantitative disclosures. ASU 2016-02 also requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented. In March 2018, the FASB affirmed its proposed guidance by issuing ASU 2018-01, Leases (Topic 842): Targeted Improvements, which provides an additional transition method allowing an entity to apply the new lease accounting and disclosure requirements only for the year of adoption with the comparative periods continuing to be in accordance with current GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements to amend and clarify the original guidance established in the new lease standard. ASU 2016-02, including all of its amendments, is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. While the Company is still assessing the impact of the new standard, it expects the adoption of this standard will have a material effect on its consolidated balance sheets. The Company is evaluating the transition methods and will adopt this new standard in its fiscal year beginning July 1, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the requirements for fair value measurement disclosures. ASU 2018-13 removes, modifies or adds certain disclosure requirements under GAAP. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Any new disclosure requirements must be applied on a prospective basis in the interim and annual periods of initial adoption; all removed or modified requirements must be applied retrospectively to all periods presented. The Company is assessing the impact of ASU 2018-13 including the timing and method of adoption.

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

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2018	$375
Charged to expense	30
Write-offs	(29)
Balance at September 30, 2018	$376

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2018	2018
Capitalized internal-use software	$67,678	$72,830
Accumulated amortization	(46,584)	(50,796)
Capitalized internal-use software, net	$21,094	$22,034

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $3,389 and $4,212 for the three months ended September 30, 2017 and 2018, respectively.

Property and equipment, net consist of the following:

	June 30,	September 30,
	2018	2018
Office equipment	$3,743	$3,965
Computer equipment	29,768	31,239
Furniture and fixtures	10,382	10,274
Software	5,965	6,181
Leasehold improvements	36,366	36,910
Time clocks rented by clients	4,534	4,508
Total	90,758	93,077
Accumulated depreciation	(28,729)	(31,254)
Property and equipment, net	$62,029	$61,823

Depreciation expense amounted to $2,925 and $3,457 for the three months ended September 30, 2017 and 2018, respectively.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	September 30,	Useful
	2018	2018	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(5,728)	(6,291)
Intangible assets, net	$13,002	$12,439

Amortization expense for acquired intangible assets was $359 and $563 for the three months ended September 30, 2017 and 2018, respectively.

Future amortization expense for acquired intangible assets is as follows, as of September 30, 2018:

Remainder of fiscal 2019	$1,688
Fiscal 2020	2,251
Fiscal 2021	2,251
Fiscal 2022	2,232
Fiscal 2023	2,118
Thereafter	1,899
Total	$12,439

The components of accrued expenses were as follows:

	June 30,	September 30,
	2018	2018
Accrued payroll and personnel costs	$31,206	$21,883
Lease exit obligations	2,143	1,808
Other	8,892	11,987
Total accrued expenses	$42,241	$35,678

In June 2018, the Company ceased using approximately 110 rentable square feet of its former headquarters in Arlington Heights, Illinois in conjunction with relocating to its new Schaumburg, Illinois headquarters. The following table is a summary of the changes in the remaining lease exit obligations related to the Company’s former headquarters, which is recorded in accrued expenses and other long-term liabilities on the unaudited consolidated balance sheets:

Balance at June 30, 2018	$3,261
Payments	(604)
Adjustments	38
Balance at September 30, 2018	$2,695

(4) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$137,193	$—	$—	$137,193
Funds held for clients' cash and cash equivalents	1,102,541	—	(3)	1,102,538
Available-for-sale securities:
Commercial paper	50,703	3	(4)	50,702
Corporate bonds	37,508	8	(134)	37,382
Asset-backed securities	25,901	1	(55)	25,847
U.S. treasury securities	9,879	—	(2)	9,877
Total available-for-sale securities (1)	123,991	12	(195)	123,808
Total investments	$1,363,725	$12	$(198)	$1,363,539

(1)	Included within the fair value of total available-for-sale securities above is $732 of corporate investments and $123,076 of funds held for clients

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$63,663	$—	$(1)	$63,662
Funds held for clients' cash and cash equivalents	1,046,696	—	(5)	1,046,691
Available-for-sale securities:
Commercial paper	56,651	1	(18)	56,634
Corporate bonds	32,268	11	(91)	32,188
Asset-backed securities	38,711	4	(44)	38,671
U.S. treasury securities	16,126	—	(24)	16,102
Total available-for-sale securities (2)	143,756	16	(177)	143,595
Total investments	$1,254,115	$16	$(183)	$1,253,948

(2)	Included within the fair value of total available-for-sale securities above is $22,130 of corporate investments and $121,465 of funds held for clients

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from prepaid expenses and other on the unaudited consolidated balance sheets to corporate investments for comparability purposes in order to conform to the current year’s presentation. Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds and commercial paper as of June 30, 2018 and September 30, 2018.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	September 30,
	2018	2018
Cash and cash equivalents	$137,193	$63,662
Corporate investments	732	21,225
Funds held for clients	1,225,614	1,168,156
Long-term prepaid expenses and other	—	905
Total investments	$1,363,539	$1,253,948

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2018
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(4)	$23,657	$—	$—	$(4)	$23,657
Corporate bonds	(134)	29,122	—	—	(134)	29,122
Asset-backed securities	(55)	17,960	—	—	(55)	17,960
U.S. treasury securities	(2)	4,933	—	—	(2)	4,933
Total available-for-sale securities	$(195)	$75,672	$—	$—	$(195)	$75,672

	September 30, 2018
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(18)	$46,006	$—	$—	$(18)	$46,006
Corporate bonds	(70)	21,357	(21)	4,814	(91)	26,171
Asset-backed securities	(40)	28,332	(4)	1,064	(44)	29,396
U.S. treasury securities	(24)	16,102	—	—	(24)	16,102
Total available-for-sale securities	$(152)	$111,797	$(25)	$5,878	$(177)	$117,675

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the three months ended September 30, 2017 or 2018, nor does it believe that OTTI exists in its portfolio as of September 30, 2018. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of September 30, 2018.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2017 or 2018. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three months ended September 30, 2017 and 2018.

Expected maturities of available-for-sale securities at September 30, 2018 are as follows:

	Amortized
	cost	Fair value
One year or less	$126,192	$126,062
One year to two years	16,064	16,028
Two years to three years	1,500	1,505
Total available-for-sale securities	$143,756	$143,595

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2018 and September 30, 2018 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2018 or September 30, 2018, and the Company did not transfer assets between Levels during the three months ended September 30, 2017 or 2018.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$137,193	$137,193	$—	$—
Funds held for clients' cash and cash equivalents	1,102,538	1,076,414	26,124	—
Available-for-sale securities:
Commercial paper	50,702	—	50,702	—
Corporate bonds	37,382	—	37,382	—
Asset-backed securities	25,847	—	25,847	—
U.S. treasury securities	9,877	—	9,877	—
Total available-for-sale securities	123,808	—	123,808	—
Total investments	$1,363,539	$1,213,607	$149,932	$—

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$63,662	$60,215	$3,447	$—
Funds held for clients' cash and cash equivalents	1,046,691	1,018,208	28,483	—
Available-for-sale securities:
Commercial paper	56,634	—	56,634	—
Corporate bonds	32,188	—	32,188	—
Asset-backed securities	38,671	—	38,671	—
U.S. treasury securities	16,102	—	16,102	—
Total available-for-sale securities	143,595	—	143,595	—
Total investments	$1,253,948	$1,078,423	$175,525	$—

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from prepaid expenses and other on the unaudited consolidated balance sheets to corporate investments for comparability purposes in order to conform to the current year’s presentation.

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

As of September 30, 2018, the Company had 13,295 shares allocated to the plans, of which 3,646 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three months ended September 30, 2018:

Number of Shares
Available for grant at July 1, 2018	10,030
RSUs granted	(715)
Shares withheld in settlement of taxes and/or exercise price	281
Forfeitures	94
Shares removed	(41)
Available for grant at September 30, 2018	9,649

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2017	2018
Cost of revenue – recurring	$622	$852
Cost of revenue – non-recurring	372	386
Sales and marketing	1,938	1,697
Research and development	871	1,278
General and administrative	2,803	5,212
Total stock-based compensation expense	$6,606	$9,425

In addition, the Company capitalized $433 and $625 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2017 and 2018, respectively.

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

There were no stock options granted during the three months ended September 30, 2017 or 2018. The table below presents stock option activity during the three months ended September 30, 2018:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2018	1,907	$12.40	5.00	$88,595
Options forfeited	(1)	$35.28
Options exercised	(182)	$12.31
Balance at September 30, 2018	1,724	$12.40	4.76	$117,089
Options exercisable at September 30, 2018	1,696	$12.03	4.72	$115,856
Options vested and expected to vest at September 30, 2018	1,723	$12.38	4.75	$117,035

The total intrinsic value of options exercised was $3,380 and $12,203 during the three months ended September 30, 2017 and 2018, respectively. At September 30, 2018, there was $83 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.88 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date.  Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue growth and Adjusted EBITDA margin targets in future fiscal years. The following table represents restricted stock unit activity during the three months ended September 30, 2018:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2018	1,879	$43.39
RSUs granted	715	$66.22
RSUs vested	(579)	$40.65
RSUs forfeited	(93)	$45.26
RSU balance at September 30, 2018	1,922	$52.63
RSUs expected to vest at September 30, 2018	1,724	$52.45

At September 30, 2018, there was $62,022 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.09 years.

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

As of September 30, 2018, a total of 1,111 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company recorded compensation expense attributable to the ESPP of $339 and $439 for the three months ended September 30, 2017 and 2018, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Three Months Ended
	September 30,
	2017	2018
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	39.1%	33.5%
Expected term (years)	0.5	0.5
Risk‑free interest rate	1.02%	2.10%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,111 and $1,394 for the three months ended September 30, 2017 and 2018, respectively.

(7)  Net Income Per Share

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

	Three Months Ended
	September 30,
	2017	2018
Numerator:
Net income	$543	$9,852

Denominator:
Weighted-average shares used in computing net income per share:
Basic	51,893	52,865
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,717	2,622
Diluted	54,610	55,487

Net income per share:
Basic	$0.01	$0.19
Diluted	$0.01	$0.18

The Company excluded 816 and 687 outstanding RSUs from the diluted per share calculations during the three months ended September 30, 2017 and 2018, respectively, because to include them would have been anti-dilutive.

In August 2018, the Company announced that its board of directors approved a program to repurchase up to $35,000 of the Company’s common stock, with authorization through August 14, 2019. During the three months ended September 30, 2018, the Company completed the repurchase program and repurchased 442 shares for $34,991. All shares of common stock repurchased were retired.

(8)  Income Taxes

The Company’s quarterly provision for income taxes is based on the annual effective rate method.  The Company’s quarterly provision for income taxes also includes the tax impact of certain unusual or infrequently occurring items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, and other discrete items in the interim period in which they occur.

The Company recorded income tax expense (benefit) of $81 and $(5,807) for the three months ended September 30, 2017 and 2018, respectively. The Company’s effective tax rates for the three months ended September 30, 2017 differed from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets. The Company’s effective tax rate for the three months ended September 30, 2018 differed from statutory rates primarily due to excess tax benefits from employee stock exercises partially offset by various permanent adjustments.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. The Company established a valuation allowance in fiscal 2014 on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company continued to record a valuation allowance through the first six months of fiscal 2018. In the third quarter of fiscal 2018, management concluded that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This was primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. As of March 31, 2018, based on the evaluation of positive and negative evidence, management believed it was more likely than not that the net deferred tax assets would be realized for all federal and state purposes with the exception of deferred tax assets associated with certain state tax credits that have a limited carryforward period. As of September 30, 2018, the Company continued to maintain a valuation allowance of $355 for state tax benefits. Such assessment may change in the future as further evidence becomes available.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Over the long term, the Company generally expects to benefit from the lower statutory rates provided by the Act. The Company operates solely in the United States; therefore, the international provisions of the Act do not apply. In accordance with ASC 740, during the second quarter of fiscal 2018, the Company modified its current federal statutory rate for the year to account for the rate change.

In December 2017, the staff of the SEC issued guidance under Staff Accounting Bulletin No. 118 (later codified into ASU 2018-05), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act. The SEC also issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company’s analysis is complete except for provisional amounts that were determined in accordance with ASU 2018-05 related to certain equity compensation agreements. However, any changes as a result of further guidance related to this topic are not expected to have a material impact on the provisional amounts.

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

Paylocity Holding Corporation is a Delaware corporation, which was formed in November 2013. Our business operations, excluding interest earned on certain cash holdings and expenses associated with certain secondary stock offerings, have historically been, and are currently, conducted by its wholly owned subsidiaries, and the financial results presented herein are entirely attributable to the results of such wholly owned subsidiaries’ operations.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $78.9 million for the three months ended September 30, 2017 to $99.3 million for the three months ended September 30, 2018, representing a 26% year-over-year increase. Recurring revenue represented 97% and 99% of total revenue during the three months ended September 30, 2017 and 2018, respectively.

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted Recurring Gross Profit as total recurring revenues after cost of recurring revenues and before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense and stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. The table below sets forth our Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended
	September 30,
	2017	2018
	(in thousands)
Adjusted Gross Profit	$51,111	$70,370
Adjusted Recurring Gross Profit	$58,946	$75,328
Adjusted EBITDA	$14,592	$23,263

	Three Months Ended
	September 30,
	2017	2018
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$46,541	$64,562
Amortization of capitalized internal-use software costs	3,389	4,212
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,181	1,596
Adjusted Gross Profit	$51,111	$70,370

	Three Months Ended
	September 30,
	2017	2018
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$78,911	$99,263
Cost of recurring revenues	24,091	29,231
Recurring gross profit	54,820	70,032
Amortization of capitalized internal-use software costs	3,389	4,212
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	737	1,084
Adjusted Recurring Gross Profit	$58,946	$75,328

	Three Months Ended
	September 30,
	2017	2018
	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net Income	$543	$9,852
Income tax expense (benefit)	81	(5,807)
Depreciation and amortization expense	6,673	8,232
EBITDA	7,297	12,277
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	7,295	10,986
Adjusted EBITDA	$14,592	$23,263

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 95% of our total revenues during each of the three months ended September 30, 2017 and 2018.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we began entering into term arrangements in fiscal 2018, which are generally two years long. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied.

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

Implementation Services and Other

Implementation services and other revenues primarily consist of implementation fees charged to new clients for professional services provided to implement our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to four weeks at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. With the adoption of Topic 606, we defer implementation fees related to our proprietary products over a period generally up to 24 months, which previously were recognized upon completion. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $3.4 million and $4.2 million of capitalized internal-use software costs during the three months ended September 30, 2017 and 2018, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits involved in the implementation of our payroll and other HCM solutions for new clients. With the adoption of Topic 606, cost of implementation services related to our proprietary products are capitalized and amortized over a period of 7 years, which previously were expensed as incurred. We intend to grow our business through acquisition of new clients, and doing so will require increased personnel to implement our solutions. Therefore, our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses and benefits, marketing expenses and other related costs. With the adoption of Topic 606, we capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients, which were previously expensed as incurred. Commissions are typically paid within two months after the start of service. Bonuses paid to sales staff for attainment of certain annual performance criteria are accrued in the fiscal year in which they are earned and are subsequently paid annually in the first fiscal quarter of the following year. We generally recognize these costs over a period of 7 years.

Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2017 and 2018.

	Three Months Ended
	September 30,
	2017	2018
	(in thousands)
Capitalized portion of research and development	$3,974	$5,152
Expensed portion of research and development	8,895	11,400
Total research and development	$12,869	$16,552

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

Other Income

Other income generally consists of interest income related to interest earned on our cash and cash equivalents and corporate investments, net of losses on disposal of property and equipment.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended
	September 30,
	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$77,294	$95,761
Interest income on funds held for clients	1,617	3,502
Total recurring revenues	78,911	99,263
Implementation services and other	2,589	1,241
Total revenues	81,500	100,504
Cost of revenues:
Recurring revenues	24,091	29,231
Implementation services and other	10,868	6,711
Total cost of revenues	34,959	35,942
Gross profit	46,541	64,562
Operating expenses:
Sales and marketing	21,180	26,418
Research and development	8,895	11,400
General and administrative	15,951	22,968
Total operating expenses	46,026	60,786
Operating income	515	3,776
Other income	109	269
Income before income taxes	624	4,045
Income tax expense (benefit)	81	(5,807)
Net income	$543	$9,852

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	September 30,
	2017	2018
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	95%	95%
Interest income on funds held for clients	2%	4%
Total recurring revenues	97%	99%
Implementation services and other	3%	1%
Total revenues	100%	100%
Cost of revenues:
Recurring revenues	30%	29%
Implementation services and other	13%	7%
Total cost of revenues	43%	36%
Gross profit	57%	64%
Operating expenses:
Sales and marketing	26%	26%
Research and development	11%	11%
General and administrative	19%	23%
Total operating expenses	56%	60%
Operating income	1%	4%
Other income	0%	0%
Income before income taxes	1%	4%
Income tax expense (benefit)	0%	(6)%
Net income	1%	10%

Comparison of Three Months Ended September 30, 2017 and 2018

Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
Recurring fees	$77,294	$95,761	$18,467	24%
Percentage of total revenues	95%	95%
Interest income on funds held for clients	$1,617	$3,502	$1,885	117%
Percentage of total revenues	2%	4%
Implementation services and other	$2,589	$1,241	$(1,348)	(52)%
Percentage of total revenues	3%	1%

Recurring Fees

Recurring fees for the three months ended September 30, 2018 increased by $18.5 million, or 24%, to $95.8 million from $77.3 million for the three months ended September 30, 2017. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2018 increased by $1.9 million, or 117% to $3.5 million from $1.6 million for the three months ended September 30, 2017. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a larger portion of our funds held for clients in marketable securities.

Implementation Services and Other

Implementation services and other revenue for the three months ended September 30, 2018 decreased by $1.3 million, or 52%, to $1.2 million from $2.6 million for the three months ended September 30, 2017. Implementation services and other revenue decreased primarily due to the change in the treatment of implementations fees related to our proprietary products. Historically, we have recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Cost of Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
Cost of recurring revenues	$24,091	$29,231	$5,140	21%
Percentage of recurring revenues	31%	29%
Recurring gross margin	69%	71%
Cost of implementation services and other	$10,868	$6,711	$(4,157)	(38)%
Percentage of implementation services and other	420%	541%
Implementation gross margin	(320)%	(441)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended September 30, 2018 increased by $5.1 million, or 21%, to $29.2 million from $24.1 million for the three months ended September 30, 2017. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $2.5 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.6 million in delivery and other processing-related fees and $0.8 million in increased internal-use software amortization. Recurring gross margin was 69% and 71% for the three months ended September 30, 2017 and 2018, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended September 30, 2018 decreased by $4.2 million, or 38%, to $6.7 million from $10.9 million for the three months ended September 30, 2017. The decrease in cost of implementation services and other was primarily due to the deferral of certain implementation costs related to our proprietary products upon the adoption of Topic 606 during the three months ended September 30, 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
Sales and marketing	$21,180	$26,418	$5,238	25%
Percentage of total revenues	26%	26%

Sales and marketing expenses for the three months ended September 30, 2018 increased by $5.2 million, or 25%, to $26.4 million from $21.2 million for the three months ended September 30, 2017. The increase in sales and marketing expense was primarily the result of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support), partially offset by the deferral of certain selling and commissions costs related to the adoption of Topic 606 on July 1, 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Research and Development

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
Research and development	$8,895	$11,400	$2,505	28%
Percentage of total revenues	11%	11%

Research and development expenses for the three months ended September 30, 2018 increased by $2.5 million, or 28%, to $11.4 million from $8.9 million for the three months ended September 30, 2017. The increase in research and development expenses was primarily the result of $2.9 million of additional employee-related costs related to additional development personnel and $0.6 million in additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $1.1 million.

General and Administrative

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
General and administrative	$15,951	$22,968	$7,017	44%
Percentage of total revenues	19%	23%

General and administrative expenses for the three months ended September 30, 2018 increased by $7.0 million, or 44%, to $23.0 million from $16.0 million for the three months ended September 30, 2017. The increase in general and administrative expense was primarily the result of $3.1 million of additional employee-related costs and $2.4 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
Other income	$109	$269	$160	147%
Percentage of total revenues	0%	0%

Other income for the three months ended September 30, 2018 increased by $0.2 million as compared to the three months ended September 30, 2017. The increase in other income was primarily due to interest income from investments and higher average interest rates for our cash and cash equivalents.

Income Tax Expense (Benefit)

	Three Months Ended
	September 30,		Change
	2017	2018	$	%
Income tax expense (benefit)	$81	$(5,807)	$(5,888)	*
Percentage of total revenues	0%	(6)%

*Not Meaningful

The difference in income tax expense (benefit) of $(5.9) million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to $6.9 million benefit from excess benefits realized from employee stock exercises, partially offset by the provision for income taxes through September 30, 2018 of $1.1 million.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We changed our significant accounting policy for revenue recognition related to our adoption of Topic 606 in the first quarter of fiscal 2019. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional detail around our revenue recognition policy. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K filed with the SEC on August 10, 2018.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The recently completed share repurchase program was funded by our cash flows from operations. As of September 30, 2018, our principal sources of liquidity were $63.7 million of cash and cash equivalents and $22.1 million of total corporate investments.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our application development, data centers and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and corporate investments and seek to establish borrowing capacity to satisfy those needs.

Our cash flows from investing and financing activities are influenced by the amount of funds held for clients, which varies significantly from quarter to quarter. The balance of the funds we hold depends on our clients’ payroll calendar, and therefore, such balance changes from period to period in accordance with the timing of each payroll cycle. Funds held for clients are primarily placed in demand deposit accounts with various financial institutions. We also invest portions of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. Funds held for clients are used for the repayment of client fund obligations.

We believe our current cash and cash equivalents, corporate investments and cash flow from operations will be sufficient to meet our working capital, capital expenditure, share repurchases, if any, and other investment requirements for at least the next 12 months.

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2017	2018
Net cash provided by operating activities	$8,203	$7,344
Cash flows from investing activities:
Purchases of available-for-sale securities	(58,844)	(75,804)
Proceeds from sales and maturities of available-for-sale securities	421	56,446
Net change in funds held for clients' cash and cash equivalents	59,001	55,844
Capitalized internal-use software costs	(3,751)	(5,001)
Purchases of property and equipment	(2,693)	(2,428)
Lease allowances used for tenant improvements	(1,466)	—
Net cash provided by (used in) investing activities	(7,332)	29,057
Cash flows from financing activities:
Net change in client fund obligations	(470)	(57,458)
Repurchases of common shares	—	(34,679)
Proceeds from exercise of stock options	—	85
Taxes paid related to net share settlement of equity awards	(6,470)	(17,880)
Net cash used in financing activities	(6,940)	(109,932)
Net change in cash and cash equivalents	$(6,069)	$(73,531)

Operating Activities

Net cash provided by operating activities was $8.2 million and $7.3 million for the three months ended September 30, 2017 and 2018, respectively. The decrease in net cash provided by operating activities from the three months ended September 30, 2017 to the three months ended September 30, 2018 was primarily due to $1.7 million received for tenant improvement allowances during the three months ended September 30, 2017.

Investing Activities

Net cash provided by (used in) investing activities was $(7.3) million and $29.1 million for the three months ended September 30, 2017 and 2018, respectively.

Changes in net cash used in investing activities are significantly influenced by the amount of funds held for clients at the end of a reporting period. Changes in the amount of funds held for clients from period to period will vary substantially as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. During fiscal 2018, we processed over $110 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future. Fluctuations in the net change in funds held for clients’ cash and cash equivalents are also impacted by the timing of purchases and sales and maturities of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities. Beginning in July 2018, we also began investing portions of our excess cash in marketable securities.

Excluding the net change in funds held for clients’ cash and cash equivalents and purchases and proceeds from sales and maturities of available-for-sale securities, our net cash used in investing activities was $7.9 million and $7.4 million for the three months ended September 30, 2017 and 2018, respectively. The change in net cash used in investing activities was primarily due to a decrease in lease allowances used for tenant improvements of $1.5 million, partially offset by increased capitalized internal-use software costs of $1.3 million during the three months ended September 30, 2018 as compared to September 30, 2017.

Financing Activities

Net cash used in financing activities was $6.9 and $109.9 million for the three months ended September 30, 2017 and 2018, respectively. Excluding the net change in client fund obligations, net cash used in financing activities was $6.5 million and $52.5 million for the three months ended September 30, 2017 and 2018, respectively. The change in net cash used in financing activities, excluding the net change in client fund obligations, was primarily the result of $34.7 million in repurchases of common shares and an $11.4 million increase in taxes paid related to net share settlement of equity awards during the three months ended September 30, 2018.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2018:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$112,107	$9,365	$19,757	$17,190	$65,795
Unconditional purchase obligations	4,576	3,493	1,083	—	—
	$116,683	$12,858	$20,840	$17,190	$65,795

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $2.7 million and $2.4 million for the three months ended September 30, 2017 and 2018, respectively, exclusive of capitalized internal-use software costs of $3.8 million and $5.0 million for the same periods, respectively.

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

Interest Rate Risk

As of September 30, 2018, we had cash and cash equivalents of $63.7 million, corporate investments of $22.1 million and funds held for clients of $1,168.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of September 30, 2018. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

In a falling rate environment, a decline in interest rates would decrease our interest income earned on both cash and cash equivalents and funds held for clients. An increase in the overall interest rate environment may cause the market value of our investments in fixed rate available-for-sale securities to decline. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date.

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.2 million as of September 30, 2018. A 25-basis point decrease in interest rates would have resulted in a $0.2 million increase in the market value of our available-for-sale securities included in funds held for clients as of September 30, 2018.  Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Effective July 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The majority of our agreements with clients do not have a specified term and are generally cancellable by our clients upon 60 days’ or less notice; however, in fiscal 2018, the Company also began entering into term agreements, which are generally two years in length. If a significant number of clients elected to terminate their agreements with us, our operating results and our business would be adversely affected.

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

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our data centers and other operations infrastructure to meet the needs of all of our clients. We also seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our applications. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses. If our operations infrastructure fails to keep pace with increased sales, clients may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenues.

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

In addition, while we own, control and have access to our servers and all of the components of our network that are located in our backup data centers, we do not control the operation of these facilities. The operators of our third party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if the data center operators are acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur costs and experience service interruption in doing so.

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

We recognize the majority of our revenue as services are performed. The amount of revenue we recognize in any particular period is derived in significant part based on the number of employees of our clients served by our solutions. As a result, our revenue is dependent in part on the success of our clients. The effect on our revenue of significant changes in sales of our solutions or in our clients’ businesses may not be fully reflected in our results of operations until future periods.

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

We primarily sell our products and implementation services through our direct sales force. To grow our business, we intend to focus on growing our client base for the foreseeable future. Our ability to add clients and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our solutions. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. The amount of time it takes for our sales representatives to be fully-trained and to become productive varies widely. In addition, if we hire sales representatives from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that more than 25% of our new sales in fiscal 2018 were referred to us from our referral network participants. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their clients.

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

We generated net income in fiscal 2017, fiscal 2018 and the first three months of fiscal 2019; however, we may not be able to sustain or increase profitability in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain, implement and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. We also may not be able to sustain or increase profitability in the future for a number of other unforeseen reasons. Therefore, our profitability may decrease, we may cease to be profitable, or we may incur operating losses in the future.

We typically pay client employees and may pay taxing authorities amounts due for a payroll period before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.

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

Our ability to deliver our payroll and HCM solutions depends on our ability to effectively implement and to transition to, and train our clients on, our solutions. We do not recognize any revenue from new clients until they process their first payroll. Further, the majority of our agreements with our clients are generally terminable by the clients on 60 days’ or less notice. If a client is not satisfied with our implementation services, the client could terminate its agreement with us before we have recovered our costs of implementation services, which would adversely affect our results of operations and cash flows. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.

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

Corporate investments and client funds that we hold are subject to market, interest rate, credit and liquidity risks. The loss of these funds could have an adverse impact on our business.

We invest portions of excess cash and cash equivalents and funds held for our clients in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market securities, and other cash equivalents. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our corporate investments and client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. Any loss of or inability to access client funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity.

In addition, funds for clients are deposited in consolidated accounts on behalf of our clients, and as a result, the aggregate amounts in the accounts exceed the applicable federal deposit insurance limits. We believe that since such funds are deposited in trust on behalf of our clients, the Federal Deposit Insurance Corporation, or the FDIC, would treat those funds as if they had been deposited by each of the clients themselves and insure each client’s funds up to the applicable deposit insurance limits. If the FDIC were to take the position that it is not obligated to provide deposit insurance for our clients’ funds or if the reimbursement of these funds were delayed, our business and our clients could be materially harmed.

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

As of October 26, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 39.0% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of October 26, 2018, we had an aggregate of 52,798,602 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

(c)  Issuer Purchases of Equity Securities

The number of shares of common stock repurchased by us during the three months ended September 30, 2018 are indicated below:

			Total number of shares	Approximate dollar value
			purchased as a part of	of shares that may yet
	Total number of	Average price	publicly announced	be purchased under
	shares purchased	paid per share	plans or programs (1)	the plans or programs (1)
July 1 - 31, 2018	-	$0	0	$-
August 1 - 31, 2018	166,351	$75.61	166,351	$22,422,658
September 1 - 30, 2018	276,220	$81.14	276,220	$-
Total	442,571		442,571

(1)

Under a stock repurchase plan announced on August 9, 2018, we were authorized to purchase (in the aggregate) up to $35.0 million of our common stock through August 14, 2019 in open market purchases or privately negotiated transactions.

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

PAYLOCITY HOLDING CORPORATION

Date:	November 2, 2018	By:	/S/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 2, 2018	By:	/S/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)