Form 10-Q
period 2018-12-31
Paylocity Holding Corp
filed 2019-02-07
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,915,940 shares of Common Stock, $0.001 par value per share, as of January 31, 2019.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2018

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$137,193	$84,114
Corporate investments	732	19,934
Accounts receivable, net	3,453	4,267
Deferred contract costs	—	17,665
Prepaid expenses and other	11,248	12,553

Total current assets before funds held for clients	152,626	138,533
Funds held for clients	1,225,614	1,258,773

Total current assets	1,378,240	1,397,306
Capitalized internal-use software, net	21,094	23,163
Property and equipment, net	62,029	62,662
Intangible assets, net	13,002	11,876
Goodwill	9,590	9,590
Long-term deferred contract costs	—	64,598
Long-term prepaid expenses and other	1,504	3,266
Deferred income tax assets, net	22,140	7,891

Total assets	$1,507,599	$1,580,352

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,990	$3,498
Accrued expenses	42,241	43,207

Total current liabilities before client fund obligations	45,231	46,705
Client fund obligations	1,225,614	1,258,773

Total current liabilities	1,270,845	1,305,478
Deferred rent	22,812	22,342
Other long-term liabilities	1,118	1,595

Total liabilities	$1,294,775	$1,329,415
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2018	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2018 and December 31, 2018; 52,758 shares issued and outstanding at June 30, 2018 and 52,887 shares issued and outstanding at December 31, 2018	53	53
Additional paid-in capital	219,588	189,473
Retained earnings (accumulated deficit)	(6,678)	61,550
Accumulated other comprehensive loss	(139)	(139)
Total stockholders’ equity	$212,824	$250,937
Total liabilities and stockholders’ equity	$1,507,599	$1,580,352

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Revenues:
Recurring fees	$81,292	$100,275	$158,586	$196,036
Interest income on funds held for clients	1,783	4,465	3,400	7,967

Total recurring revenues	83,075	104,740	161,986	204,003
Implementation services and other	2,929	2,464	5,518	3,705

Total revenues	86,004	107,204	167,504	207,708
Cost of revenues:
Recurring revenues	25,638	31,206	49,729	60,437
Implementation services and other	11,202	6,864	22,070	13,575

Total cost of revenues	36,840	38,070	71,799	74,012
Gross profit	49,164	69,134	95,705	133,696
Operating expenses:
Sales and marketing	21,598	26,570	42,778	52,988
Research and development	9,274	12,798	18,169	24,198
General and administrative	18,159	22,739	34,110	45,707

Total operating expenses	49,031	62,107	95,057	122,893
Operating income	133	7,027	648	10,803
Other income	141	346	250	615

Income before income taxes	274	7,373	898	11,418
Income tax expense (benefit)	(157)	1,669	(76)	(4,138)

Net income	$431	$5,704	$974	$15,556

Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	(105)	(15)	(110)	—
Total other comprehensive loss, net of tax	(105)	(15)	(110)	—
Comprehensive income	$326	$5,689	$864	$15,556

Net income per share:
Basic	$0.01	$0.11	$0.02	$0.29
Diluted	$0.01	$0.10	$0.02	$0.28

Weighted-average shares used in computing net income per share:
Basic	52,502	52,842	52,197	52,853
Diluted	54,818	55,081	54,639	55,232

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	20,845	—	—	20,845
Stock options exercised	212	—	2,657	—	—	2,657
Issuance of common stock upon vesting of restricted stock units	604	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	58	—	2,824	—	—	2,824
Net settlement for taxes and/or exercise price related to equity awards	(303)	—	(21,450)	—	—	(21,450)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Net income	—	—	—	15,556	—	15,556
Balances at December 31, 2018	52,887	$53	$189,473	$61,550	$(139)	$250,937

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2017	2018

Cash flows from operating activities:

Net income	$974	$15,556
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14,424	19,524
Depreciation and amortization expense	13,438	16,801
Deferred income tax benefit	(93)	(4,139)
Provision for doubtful accounts	76	112
Net accretion of discounts and amortization of premiums on available-for-sale securities	(141)	(893)
Net realized losses on sales of available-for-sale securities	2	—
Loss on disposal of equipment	106	357
Changes in operating assets and liabilities:
Accounts receivable	(775)	(926)
Deferred contract costs	—	(14,156)
Prepaid expenses and other	1,583	635
Accounts payable	(88)	147
Accrued expenses	(1,290)	1,027
Tenant improvement allowance	5,952	251
Net cash provided by operating activities	34,168	34,296

Cash flows from investing activities:
Purchases of available-for-sale securities	(95,207)	(117,054)
Proceeds from sales and maturities of available-for-sale securities	23,181	88,879
Net change in funds held for clients' cash and cash equivalents	(331,078)	(24,191)
Capitalized internal-use software costs	(7,146)	(9,425)
Purchases of property and equipment	(7,998)	(7,532)
Lease allowances used for tenant improvements	(5,952)	(251)
Net cash used in investing activities	(424,200)	(69,574)

Cash flows from financing activities:
Net change in client fund obligations	403,243	33,159
Repurchases of common shares	—	(34,991)
Proceeds from exercise of stock options	—	85
Proceeds from employee stock purchase plan	2,045	2,824
Taxes paid related to net share settlement of equity awards	(7,697)	(18,878)
Net cash provided by (used in) financing activities	397,591	(17,801)
Net Change in Cash and Cash Equivalents	7,559	(53,079)
Cash and Cash Equivalents—Beginning of Period	103,468	137,193
Cash and Cash Equivalents—End of Period	$111,027	$84,114
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment and internal-use software, accrued but not paid	$482	$252
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$60	$357

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 10, 2018.

(c) Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective as of July 1, 2018.  Topic 606 requires revenue to be recognized when an entity transfers control of goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled to for those goods or services.  To achieve this core principle, the Company recognizes revenue from contracts with customers based on the following five steps:

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

The following table, consistent with the presentation of its unaudited consolidated statements of operations and comprehensive income, disaggregates revenue by recurring fees and implementation services and other, which it believes represents the major categories of revenue:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Recurring fees	$100,275	$196,036
Implementation services and other	2,464	3,705
Total revenues from contracts	$102,739	$199,741

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract.  The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Balance at beginning of period	$2,019	$—
Deferral of revenue	2,995	5,513
Revenue recognized	(1,391)	(1,890)
Balance at end of period	$3,623	$3,623

Deferred revenue related to these nonrefundable upfront fees are recorded within accrued expenses and other long-term liabilities on the unaudited consolidated balance sheets. The Company expects to recognize these deferred revenue balances of $2,089 in fiscal 2019, $1,162 in fiscal 2020, and $372 thereafter.

Deferred contract costs

The Company defers certain selling and commission costs that meet the capitalization criteria under ASC 340-40, which were expensed as incurred prior to the adoption of Topic 606.  The Company also capitalizes certain costs to fulfill a contract related to its proprietary products if they are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered under ASC 340-40. As discussed in Note 2(e), the Company determined that implementation services related to its proprietary products are not separate performance obligations for contracts entered into after July 1, 2018. Implementation fees are treated as nonrefundable upfront fees and the related implementation costs are required to be capitalized and amortized over the expected period of benefit, which is the period in which the Company expects to recover the costs and enhance its ability to satisfy future performance obligations.

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

The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	For the three months ended December 31, 2018
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$69,933	$5,635	$(4,092)	$71,476
Costs to fulfill a contract	5,343	5,776	(332)	10,787
Total	$75,276	$11,411	$(4,424)	$82,263

	For the six months ended December 31, 2018
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$68,107	$11,346	$(7,977)	$71,476
Costs to fulfill a contract	—	11,250	(463)	10,787
Total	$68,107	$22,596	$(8,440)	$82,263

Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the unaudited consolidated balance sheets. Amortization of deferred contract costs is recorded in implementation services and other cost of revenue, sales and marketing, and general and administrative in the unaudited consolidated statements of operations and comprehensive income.

Remaining Performance Obligations

The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term based contracts was approximately $31,760 as of December 31, 2018, which will be generally recognized over the next 24 months.

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

Under the legacy revenue standard through fiscal 2018, the Company accounted for implementation and recurring services each as a separate unit of account. The Company was able to establish standalone value for implementation services as supported by the activity of third-party resellers and other vendors that performed certain implementation services. The Company has observed that third party implementation activity has continued to decrease over time and at the same time, the Company has invested in proprietary applications and processes that impact implementation activities. The Company determined that from July 1, 2018 forward it no longer had a sufficient basis to establish standalone value of implementations for its proprietary products due to the culmination of the changes to the Company’s applications and processes that eliminated the ability of third parties to perform implementation services. Similarly, the Company determined that these implementation services are not a separate performance obligation under Topic 606 for contracts entered into after July 1, 2018 and the associated implementation fees are treated as nonrefundable upfront fees which are deferred and amortized over a period of time instead of recognized upon completion. The Company recognized $2,191, net of deferred taxes, of contract assets for implementation fees related to open contracts as of July 1, 2018, which began when the Company was still able to establish stand-alone value for implementation activities.  This adjustment was recorded through retained earnings (accumulated deficit) in the statement of changes in stockholder’s equity upon adoption on July 1, 2018.

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

The following tables summarize the impact from the adoption of Topic 606 on the Company’s unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Operations
Revenues
Recurring fees	$100,275	$100,711	$(436)
Implementation services and other	2,464	1,298	1,166
Cost of Revenues
Implementation services and other	6,864	12,214	(5,350)
Operating expenses
Sales and marketing	26,570	28,085	(1,515)
General and administrative	22,739	22,861	(122)
Income tax expense (benefit)	1,669	(329)	1,998
Net income	5,704	(16)	5,720

	Six Months Ended December 31, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Operations
Revenues
Recurring fees	$196,036	$196,908	$(872)
Implementation services and other	3,705	2,098	1,607
Cost of Revenues
Implementation services and other	13,575	24,170	(10,595)
Operating expenses
Sales and marketing	52,988	56,294	(3,306)
General and administrative	45,707	45,962	(255)
Income tax expense (benefit)	(4,138)	(7,992)	3,854
Net income	15,556	4,519	11,037

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated balance sheet:

	December 31, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Balance Sheet
Assets
Deferred contract costs	$17,665	$—	$17,665
Prepaid expenses and other	12,553	10,926	1,627
Long-term deferred contract costs	64,598	—	64,598
Long-term prepaid expenses and other	3,266	2,809	457
Deferred income tax assets, net	7,891	30,136	(22,245)
Liabilities
Accrued expenses	43,207	41,338	1,869
Other long-term liabilities	1,595	5,071	(3,476)
Stockholders' Equity
Retained earnings (accumulated deficit)	61,550	(2,159)	63,709

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated statement of cash flows:

	Six Months Ended December 31, 2018
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Cash Flows
Net income	$15,556	$4,519	$11,037
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	(4,139)	(7,993)	3,854
Changes in operating assets and liabilities:
Deferred contract costs	(14,156)	—	(14,156)
Prepaid expenses and other	635	(237)	872
Accrued expenses	1,027	2,634	(1,607)
Net cash provided by operating activities	34,296	34,296	—

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”) which incorporates the SEC’s Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides for a provisional measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act (the “Act”), not to exceed one year from enactment of the new tax law. Entities are permitted to utilize reasonable estimates until they have finished analyzing the effects of the Act. The Company recognized provisional income tax effects of the Act during fiscal 2018 in accordance with SAB 118, and completed its accounting under the Act in December 2018. Refer to Note 8 for additional information.

(f)  Recently Issued Accounting Standards

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective on July 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on July 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019.

While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for operating leases; and (2) providing significant new disclosures about leasing activities. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.

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

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2018	$375
Charged to expense	112
Write-offs	(103)
Balance at December 31, 2018	$384

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	December 31,
	2018	2018
Capitalized internal-use software	$67,678	$78,377
Accumulated amortization	(46,584)	(55,214)
Capitalized internal-use software, net	$21,094	$23,163

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $3,314 and $4,418 for the three months ended December 31, 2017 and 2018, respectively, and $6,703 and $8,630 for the six months ended December 31, 2017 and 2018, respectively.

Property and equipment, net consist of the following:

	June 30,	December 31,
	2018	2018
Office equipment	$3,743	$4,505
Computer equipment	29,768	33,371
Furniture and fixtures	10,382	10,571
Software	5,965	6,231
Leasehold improvements	36,366	38,043
Time clocks rented by clients	4,534	4,619
Total	90,758	97,340
Accumulated depreciation	(28,729)	(34,678)
Property and equipment, net	$62,029	$62,662

Depreciation expense amounted to $3,092 and $3,588 for the three months ended December 31, 2017 and 2018, respectively, and $6,017 and $7,045 for the six months ended December 31, 2017 and 2018, respectively.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	December 31,	Useful
	2018	2018	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(5,728)	(6,854)
Intangible assets, net	$13,002	$11,876

Amortization expense for acquired intangible assets was $359 and $563 for the three months ended December 31, 2017 and 2018, respectively, and $718 and $1,126 for the six months ended December 31, 2017 and 2018, respectively.

Future amortization expense for acquired intangible assets is as follows, as of December 31, 2018:

Remainder of fiscal 2019	$1,125
Fiscal 2020	2,251
Fiscal 2021	2,251
Fiscal 2022	2,232
Fiscal 2023	2,118
Thereafter	1,899
Total	$11,876

The components of accrued expenses were as follows:

	June 30,	December 31,
	2018	2018
Accrued payroll and personnel costs	$31,206	$28,825
Lease exit obligations	2,143	1,468
Other	8,892	12,914
Total accrued expenses	$42,241	$43,207

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

Balance at June 30, 2018	$3,261
Payments	(1,211)
Adjustments	69
Balance at December 31, 2018	$2,119

(4) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$137,193	$—	$—	$137,193
Funds held for clients' cash and cash equivalents	1,102,541	—	(3)	1,102,538
Available-for-sale securities:
Commercial paper	50,703	3	(4)	50,702
Corporate bonds	37,508	8	(134)	37,382
Asset-backed securities	25,901	1	(55)	25,847
U.S. treasury securities	9,879	—	(2)	9,877
Total available-for-sale securities (1)	123,991	12	(195)	123,808
Total investments	$1,363,725	$12	$(198)	$1,363,539

(1)	Included within the fair value of total available-for-sale securities above is $732 of corporate investments and $123,076 of funds held for clients

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$84,114	$—	$—	$84,114
Funds held for clients' cash and cash equivalents	1,126,731	—	(1)	1,126,730
Available-for-sale securities:
Commercial paper	60,749	—	(18)	60,731
Corporate bonds	36,597	4	(102)	36,499
Asset-backed securities	39,544	3	(60)	39,487
U.S. treasury securities	16,170	—	(15)	16,155
Total available-for-sale securities (2)	153,060	7	(195)	152,872
Total investments	$1,363,905	$7	$(196)	$1,363,716

(2)	Included within the fair value of total available-for-sale securities above is $20,829 of corporate investments and $132,043 of funds held for clients

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from prepaid expenses and other on the unaudited consolidated balance sheets to corporate investments for comparability purposes in order to conform to the current year’s presentation. Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds and commercial paper as of June 30, 2018 and December 31, 2018.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	December 31,
	2018	2018
Cash and cash equivalents	$137,193	$84,114
Corporate investments	732	19,934
Funds held for clients	1,225,614	1,258,773
Long-term prepaid expenses and other	—	895
Total investments	$1,363,539	$1,363,716

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2018
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(4)	$23,657	$—	$—	$(4)	$23,657
Corporate bonds	(134)	29,122	—	—	(134)	29,122
Asset-backed securities	(55)	17,960	—	—	(55)	17,960
U.S. treasury securities	(2)	4,933	—	—	(2)	4,933
Total available-for-sale securities	$(195)	$75,672	$—	$—	$(195)	$75,672

	December 31, 2018
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(18)	$50,265	$—	$—	$(18)	$50,265
Corporate bonds	(64)	23,393	(38)	10,301	(102)	33,694
Asset-backed securities	(37)	27,925	(23)	4,038	(60)	31,963
U.S. treasury securities	(15)	16,156	—	—	(15)	16,156
Total available-for-sale securities	$(134)	$117,739	$(61)	$14,339	$(195)	$132,078

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the three or six months ended December 31, 2017 or 2018, nor does it believe that OTTI exists in its portfolio as of December 31, 2018. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of December 31, 2018.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2017 or 2018. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three and six months ended December 31, 2017 and 2018.

Expected maturities of available-for-sale securities at December 31, 2018 are as follows:

	Amortized
	cost	Fair value
One year or less	$141,790	$141,636
One year to two years	9,770	9,750
Two years to three years	1,500	1,486
Total available-for-sale securities	$153,060	$152,872

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2018 and December 31, 2018 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2018 or December 31, 2018, and the Company did not transfer assets between Levels during the six months ended December 31, 2017 or 2018.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$137,193	$137,193	$—	$—
Funds held for clients' cash and cash equivalents	1,102,538	1,076,414	26,124	—
Available-for-sale securities:
Commercial paper	50,702	—	50,702	—
Corporate bonds	37,382	—	37,382	—
Asset-backed securities	25,847	—	25,847	—
U.S. treasury securities	9,877	—	9,877	—
Total available-for-sale securities	123,808	—	123,808	—
Total investments	$1,363,539	$1,213,607	$149,932	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$84,114	$79,327	$4,787	$—
Funds held for clients' cash and cash equivalents	1,126,730	1,108,906	17,824	—
Available-for-sale securities:
Commercial paper	60,731	—	60,731	—
Corporate bonds	36,499	—	36,499	—
Asset-backed securities	39,487	—	39,487	—
U.S. treasury securities	16,155	—	16,155	—
Total available-for-sale securities	152,872	—	152,872	—
Total investments	$1,363,716	$1,188,233	$175,483	$—

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

As of December 31, 2018, the Company had 13,256 shares allocated to the plans, of which 3,591 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six months ended December 31, 2018:

Number of Shares
Available for grant at July 1, 2018	10,030
RSUs granted	(736)
Shares withheld in settlement of taxes and/or exercise price	303
Forfeitures	115
Shares removed	(47)
Available for grant at December 31, 2018	9,665

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018
Cost of revenue – recurring	$734	$883	$1,356	$1,735
Cost of revenue – implementation services and other	377	421	749	807
Sales and marketing	2,205	2,000	4,143	3,697
Research and development	945	1,460	1,816	2,738
General and administrative	3,557	5,335	6,360	10,547
Total stock-based compensation expense	$7,818	$10,099	$14,424	$19,524

In addition, the Company capitalized $471 and $696 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2017 and 2018, respectively, and $904 and $1,321 in the six months ended December 31, 2017 and 2018, respectively.

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

There were no stock options granted during the six months ended December 31, 2017 or 2018. The table below presents stock option activity during the six months ended December 31, 2018:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2018	1,907	$12.40	5.00	$88,595
Options forfeited	(2)	$26.14
Options exercised	(212)	$12.52
Balance at December 31, 2018	1,693	$12.37	4.50	$80,989
Options exercisable at December 31, 2018	1,665	$11.99	4.46	$80,306
Options vested and expected to vest at December 31, 2018	1,692	$12.36	4.49	$80,967

The total intrinsic value of options exercised was $23,875 and $1,501 during the three months ended December 31, 2017 and 2018, respectively, and $27,255 and $13,704 during the six months ended December 31, 2017 and 2018, respectively. At December 31, 2018, there was $60 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.62 years.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue growth and Adjusted EBITDA margin targets in future fiscal years. The following table represents restricted stock unit activity during the six months ended December 31, 2018:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2018	1,879	$43.39
RSUs granted	736	$66.26
RSUs vested	(604)	$41.01
RSUs forfeited	(113)	$46.17
RSU balance at December 31, 2018	1,898	$52.86
RSUs expected to vest at December 31, 2018	1,720	$52.68

At December 31, 2018, there was $53,147 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.95 years.

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

As of December 31, 2018, a total of 1,053 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will increase automatically each calendar year, continuing through and including January 1, 2024. The number of shares added each year will be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company issued 58 shares upon the completion of its six-month offering period ending November 15, 2018. The Company recorded compensation expense attributable to the ESPP of $309 and $446 for the three months ended December 31, 2017 and 2018, respectively, and $648 and $885 for the six months ended December 31, 2017 and 2018, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Six Months Ended
	December 31,
	2017	2018
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	28.3 - 39.1%	33.5 - 38.3%
Expected term (years)	0.5	0.5
Risk‑free interest rate	1.02 - 1.35%	2.10 - 2.48%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $995 and $1,140 for the three months ended December 31, 2017 and 2018, respectively, and $2,106 and $2,534 for the six months ended December 31, 2017 and 2018, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Numerator:
Net income	$431	$5,704	$974	$15,556

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,502	52,842	52,197	52,853
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	2,316	2,239	2,442	2,379
Diluted	54,818	55,081	54,639	55,232

Net income per share:
Basic	$0.01	$0.11	$0.02	$0.29
Diluted	$0.01	$0.10	$0.02	$0.28

The following table summarizes the outstanding restricted stock units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Restricted stock units	5	25	795	687
Employee stock purchase plan shares	15	17	15	17
Total	20	42	810	704

In August 2018, the Company announced that its board of directors approved a program to repurchase up to $35,000 of the Company’s common stock, with authorization through August 14, 2019. The Company completed the repurchase program during the first quarter of fiscal 2019 and repurchased 442 shares for $34,991. All shares of common stock repurchased were retired.

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

The Company recorded income tax expense (benefit) of $(157) and $1,669 for the three months ended December 31, 2017 and 2018, respectively, and $(76) and $(4,138) for the six months ended December 31, 2017 and 2018, respectively. The Company’s effective tax rates for the three and six months ended December 31, 2017 differed from statutory rates primarily due to the existence of a valuation allowance recorded against the preponderance of the net deferred tax assets.  The Company’s effective tax rates for the three and six months ended December 31, 2018 differed from statutory rates primarily due to excess tax benefits from employee stock exercises partially offset by various permanent adjustments.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. The Company established a valuation allowance in fiscal 2014 on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company continued to record a valuation allowance through the first six months of fiscal 2018. In the third quarter of fiscal 2018, management concluded that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This was primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. As of March 31, 2018, based on the evaluation of positive and negative evidence, management believed it was more likely than not that the net deferred tax assets would be realized for all federal and state purposes with the exception of deferred tax assets associated with certain state tax credits that have a limited carryforward period. As of December 31, 2018, the Company continued to maintain a valuation allowance of $355 for state tax benefits. Such assessment may change in the future as further evidence becomes available.

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

In December 2017, the staff of the SEC issued guidance under Staff Accounting Bulletin No. 118 (later codified into ASU 2018-05), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act. The SEC also issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company’s analysis is now complete with no additional adjustments made for the three months ended December 31, 2018.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $83.1 million for the three months ended December 31, 2017 to $104.7 million for the three months ended December 31, 2018, representing a 26% year-over year increase. Recurring revenue increased from $162.0 million for the six months ended December 31, 2017 to $204.0 million for the six months ended December 31, 2018, representing a 26% year-over-year increase. Recurring revenue represented 97% and 98% of total revenue during both the three months and six months ended December 31, 2017 and 2018, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Adjusted Gross Profit	$53,621	$74,871	$104,732	$145,241
Adjusted Recurring Gross Profit	$61,504	$78,837	$120,450	$154,165
Adjusted EBITDA	$15,245	$26,100	$29,837	$49,363

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$49,164	$69,134	$95,705	$133,696
Amortization of capitalized internal-use software costs	3,314	4,418	6,703	8,630
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,143	1,319	2,324	2,915
Adjusted Gross Profit	$53,621	$74,871	$104,732	$145,241

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$83,075	$104,740	$161,986	$204,003
Cost of recurring revenues	25,638	31,206	49,729	60,437
Recurring gross profit	57,437	73,534	112,257	143,566
Amortization of capitalized internal-use software costs	3,314	4,418	6,703	8,630
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	753	885	1,490	1,969
Adjusted Recurring Gross Profit	$61,504	$78,837	$120,450	$154,165

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net Income	$431	$5,704	$974	$15,556
Income tax expense (benefit)	(157)	1,669	(76)	(4,138)
Depreciation and amortization expense	6,765	8,569	13,438	16,801
EBITDA	7,039	15,942	14,336	28,219
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	8,206	10,158	15,501	21,144
Adjusted EBITDA	$15,245	$26,100	$29,837	$49,363

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

As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 95% of our total revenues during both the three and six months ended December 31, 2017 and 94% of our total revenues during both the three and six months ended December 31, 2018.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $3.3 million and $4.4 million of capitalized internal-use software costs during the three months ended December 31, 2017 and 2018, respectively, and $6.7 million and $8.6 million of capitalized internal-use software costs during the six months ended December 31, 2017 and 2018, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2017 and 2018.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Capitalized portion of research and development	$4,121	$5,547	$8,095	$10,699
Expensed portion of research and development	9,274	12,798	18,169	24,198
Total research and development	$13,395	$18,345	$26,264	$34,897

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$81,292	$100,275	$158,586	$196,036
Interest income on funds held for clients	1,783	4,465	3,400	7,967
Total recurring revenues	83,075	104,740	161,986	204,003
Implementation services and other	2,929	2,464	5,518	3,705
Total revenues	86,004	107,204	167,504	207,708
Cost of revenues:
Recurring revenues	25,638	31,206	49,729	60,437
Implementation services and other	11,202	6,864	22,070	13,575
Total cost of revenues	36,840	38,070	71,799	74,012
Gross profit	49,164	69,134	95,705	133,696
Operating expenses:
Sales and marketing	21,598	26,570	42,778	52,988
Research and development	9,274	12,798	18,169	24,198
General and administrative	18,159	22,739	34,110	45,707
Total operating expenses	49,031	62,107	95,057	122,893
Operating income	133	7,027	648	10,803
Other income	141	346	250	615
Income before income taxes	274	7,373	898	11,418
Income tax expense (benefit)	(157)	1,669	(76)	(4,138)
Net income	$431	$5,704	$974	$15,556

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2018	2017	2018
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	95%	94%	95%	94%
Interest income on funds held for clients	2%	4%	2%	4%
Total recurring revenues	97%	98%	97%	98%
Implementation services and other	3%	2%	3%	2%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	30%	29%	30%	29%
Implementation services and other	13%	6%	13%	7%
Total cost of revenues	43%	35%	43%	36%
Gross profit	57%	65%	57%	64%
Operating expenses:
Sales and marketing	25%	25%	25%	25%
Research and development	11%	12%	11%	12%
General and administrative	20%	21%	20%	22%
Total operating expenses	56%	58%	56%	59%
Operating income	1%	7%	1%	5%
Other income	0%	0%	0%	0%
Income before income taxes	1%	7%	1%	5%
Income tax expense (benefit)	0%	2%	0%	(2)%
Net income	1%	5%	1%	7%

Comparison of Three Months Ended December 31, 2017 and 2018

Revenues

($ in thousands)

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
Recurring fees	$81,292	$100,275	$18,983	23%
Percentage of total revenues	95%	94%
Interest income on funds held for clients	$1,783	$4,465	$2,682	150%
Percentage of total revenues	2%	4%
Implementation services and other	$2,929	$2,464	$(465)	(16)%
Percentage of total revenues	3%	2%

Recurring Fees

Recurring fees for the three months ended December 31, 2018 increased by $19.0 million, or 23%, to $100.3 million from $81.3 million for the three months ended December 31, 2017. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2018 increased by $2.7 million, or 150% to $4.5 million from $1.8 million for the three months ended December 31, 2017. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a larger portion of our funds held for clients in marketable securities.

Implementation Services and Other

Implementation services and other revenue for the three months ended December 31, 2018 decreased by $0.5 million, or 16%, to $2.5 million from $2.9 million for the three months ended December 31, 2017. Implementation services and other revenue decreased primarily due to the change in the treatment of implementation fees related to our proprietary products. Historically, we have recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Cost of Revenues

($ in thousands)

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
Cost of recurring revenues	$25,638	$31,206	$5,568	22%
Percentage of recurring revenues	31%	30%
Recurring gross margin	69%	70%
Cost of implementation services and other	$11,202	$6,864	$(4,338)	(39)%
Percentage of implementation services and other	382%	279%
Implementation gross margin	(282)%	(179)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended December 31, 2018 increased by $5.6 million, or 22%, to $31.2 million from $25.6 million for the three months ended December 31, 2017. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $3.0 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $1.3 million in delivery and other processing-related fees and $1.1 million in increased internal-use software amortization. Recurring gross margin was 69% and 70% for the three months ended December 31, 2017 and 2018, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended December 31, 2018 decreased by $4.3 million, or 39%, to $6.9 million from $11.2 million for the three months ended December 31, 2017. The decrease in cost of implementation services and other was primarily due to the deferral of certain implementation costs over a period of 7 years related to our proprietary products upon the adoption of Topic 606 on July 1, 2018, partially offset by additional employee-related costs resulting from additional personnel.  Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
Sales and marketing	$21,598	$26,570	$4,972	23%
Percentage of total revenues	25%	25%

Sales and marketing expenses for the three months ended December 31, 2018 increased by $5.0 million, or 23%, to $26.6 million from $21.6 million for the three months ended December 31, 2017. The increase in sales and marketing expense was primarily the result of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support), partially offset by the deferral of certain selling and commissions costs over a period of 7 years related to the adoption of Topic 606 on July 1, 2018.  Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Research and Development

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
Research and development	$9,274	$12,798	$3,524	38%
Percentage of total revenues	11%	12%

Research and development expenses for the three months ended December 31, 2018 increased by $3.5 million, or 38%, to $12.8 million from $9.3 million for the three months ended December 31, 2017. The increase in research and development expenses was primarily the result of $4.0 million of additional employee-related costs related to additional development personnel and $0.7 million in additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $1.4 million.

General and Administrative

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
General and administrative	$18,159	$22,739	$4,580	25%
Percentage of total revenues	20%	21%

General and administrative expenses for the three months ended December 31, 2018 increased by $4.6 million, or 25%, to $22.7 million from $18.2 million for the three months ended December 31, 2017. The increase in general and administrative expense was primarily the result of $1.8 million of additional employee-related costs and $1.8 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
Other income	$141	$346	$205	145%
Percentage of total revenues	0%	0%

Other income  for the three months ended December 31, 2018 increased by $0.2 million as compared to the three months ended December 31, 2017. The increase in other income was primarily due to interest income earned on our cash and cash equivalents and corporate investments.

Income Tax Expense (Benefit)

	Three Months Ended
	December 31,		Change
	2017	2018	$	%
Income tax expense (benefit)	$(157)	$1,669	$1,826	*
Percentage of total revenues	0%	2%

*Not Meaningful

The difference in income tax expense (benefit) of $1.8 million for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 was primarily due to the provision for income taxes through

December 31, 2018 of $2.3 million, partially offset by a $0.5 million benefit from excess benefits realized from employee stock exercises.

Comparison of Six Months Ended December 31, 2017 and 2018

Revenues

($ in thousands)

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
Recurring fees	$158,586	$196,036	$37,450	24%
Percentage of total revenues	95%	94%
Interest income on funds held for clients	$3,400	$7,967	$4,567	134%
Percentage of total revenues	2%	4%
Implementation services and other	$5,518	$3,705	$(1,813)	(33)%
Percentage of total revenues	3%	2%

Recurring Fees

Recurring fees for the six months ended December 31, 2018 increased by $37.5 million, or 24%, to $196.0 million from $158.6 million for the six months ended December 31, 2017. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2018 increased by $4.6 million, or 134% to $8.0 million from $3.4 million for the six months ended December 31, 2017. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a larger portion of our funds held for clients in marketable securities.

Implementation Services and Other

Implementation services and other revenue for the six months ended December 31, 2018 decreased by $1.8 million, or 33%, to $3.7 million from $5.5 million for the six months ended December 31, 2017.  Implementation services and other revenue decreased primarily due to the change in the treatment of implementation fees related to our proprietary products. Historically, we have recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Cost of Revenues

($ in thousands)

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
Cost of recurring revenues	$49,729	$60,437	$10,708	22%
Percentage of recurring revenues	31%	30%
Recurring gross margin	69%	70%
Cost of implementation services and other	$22,070	$13,575	$(8,495)	(38)%
Percentage of implementation services and other	400%	366%
Implementation gross margin	(300)%	(266)%

Cost of Recurring Revenues

Cost of recurring revenues for the six months ended December 31, 2018 increased by $10.7 million, or 22%, to $60.4 million from $49.7 million for the six months ended December 31, 2017. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $5.5 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $2.9 million in delivery and other processing-related fees and $1.9 million in increased internal-use software amortization. Recurring gross margin was 69% and 70% for the six months ended December 31, 2017 and 2018, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other for the six months ended December 31, 2018 decreased by $8.5 million, or 38%, to $13.6 million from $22.1 million for the six months ended December 31, 2017. The decrease in cost of implementation services and other was primarily due to the deferral of certain implementation costs over a period of 7 years related to our proprietary products upon the adoption of Topic 606 on July 1, 2018, partially offset by additional employee-related costs resulting from additional personnel.  Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Operating Expenses

($ in thousands)

Sales and Marketing

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
Sales and marketing	$42,778	$52,988	$10,210	24%
Percentage of total revenues	25%	25%

Sales and marketing expenses for the six months ended December 31, 2018 increased by $10.2 million, or 24%, to $53.0 million from $42.8 million for the six months ended December 31, 2017. The increase in sales and marketing expense was primarily the result of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support), partially offset by the deferral of certain selling and commissions costs over a period of 7 years related to the adoption of Topic 606 on July 1, 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Research and Development

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
Research and development	$18,169	$24,198	$6,029	33%
Percentage of total revenues	11%	12%

Research and development expenses for the six months ended December 31, 2018 increased by $6.0 million, or 33%, to $24.2 million from $18.2 million for the six months ended December 31, 2017. The increase in research and development expenses was primarily the result of $7.0 million of additional employee-related costs related to additional development personnel and $1.3 million in additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $2.5 million.

General and Administrative

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
General and administrative	$34,110	$45,707	$11,597	34%
Percentage of total revenues	20%	22%

General and administrative expenses for the six months ended December 31, 2018 increased by $11.6 million, or 34%, to $45.7 million from $34.1 million for the six months ended December 31, 2017. The increase in general and administrative expense was primarily the result of $4.9 million of additional employee-related costs and $4.2 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
Other income	$250	$615	$365	146%
Percentage of total revenues	0%	0%

Other income  for the six months ended December 31, 2018 increased by $0.4 million as compared to the six months ended December 31, 2017. The increase in other income was primarily due to interest income earned on our cash and cash equivalents and corporate investments, partially offset by loss on the disposal of property and equipment.

Income Tax Expense (Benefit)

	Six Months Ended
	December 31,		Change
	2017	2018	$	%
Income tax expense (benefit)	$(76)	$(4,138)	$(4,062)	5,345%
Percentage of total revenues	0%	(2)%

The difference in income tax expense (benefit) of $4.1 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 was primarily due to $7.4 million benefit from excess benefits realized from employee stock exercises, partially offset by the provision for income taxes through December 31, 2018 of $3.3 million.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We changed our significant accounting policy for revenue recognition related to our adoption of Topic 606 on July 1, 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial

Statements for additional detail around our revenue recognition policy. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2018 included in our Annual Report on Form 10-K filed with the SEC on August 10, 2018.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The recently completed share repurchase program was funded by our cash flows from operations. As of December 31, 2018, our principal sources of liquidity were $84.1 million of cash and cash equivalents and $20.8 million of total corporate investments.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2017	2018
Net cash provided by operating activities	$34,168	$34,296
Cash flows from investing activities:
Purchases of available-for-sale securities	(95,207)	(117,054)
Proceeds from sales and maturities of available-for-sale securities	23,181	88,879
Net change in funds held for clients' cash and cash equivalents	(331,078)	(24,191)
Capitalized internal-use software costs	(7,146)	(9,425)
Purchases of property and equipment	(7,998)	(7,532)
Lease allowances used for tenant improvements	(5,952)	(251)
Net cash used in investing activities	(424,200)	(69,574)
Cash flows from financing activities:
Net change in client fund obligations	403,243	33,159
Repurchases of common shares	—	(34,991)
Proceeds from exercise of stock options	—	85
Proceeds from employee stock purchase plan	2,045	2,824
Taxes paid related to net share settlement of equity awards	(7,697)	(18,878)
Net cash provided by (used in) financing activities	397,591	(17,801)
Net change in cash and cash equivalents	$7,559	$(53,079)

Operating Activities

Net cash provided by operating activities was $34.2 million and $34.3 million for the six months ended December 31, 2017 and 2018, respectively. The increase in net cash provided by operating activities from the six months ended December 31, 2017 to the six months ended December 31, 2018 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit, partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and tenant improvement allowances during the six months ended December 31, 2018.

Investing Activities

Net cash used in investing activities was $424.2 million and $69.6 million for the six months ended December 31, 2017 and 2018, respectively.

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

Excluding the net change in funds held for clients’ cash and cash equivalents and purchases and proceeds from sales and maturities of available-for-sale securities, our net cash used in investing activities was $21.1 million and $17.2 million for the six months ended December 31, 2017 and 2018, respectively. The change in net cash used in investing activities was primarily due to a decrease in lease allowances used for tenant improvements of $5.7 million, partially offset by increased capitalized internal-use software costs of $2.3 million during the six months ended December 31, 2018 as compared to December 31, 2017.

Financing Activities

Net cash provided by (used in) financing activities was $397.6 million and $(17.8) million for the six months ended December 31, 2017 and 2018, respectively. Excluding the net change in client fund obligations, net cash used in financing activities was $5.7 million and $51.0 million for the six months ended December 31, 2017 and 2018, respectively. The change in net cash provided by (used in) financing activities, excluding the net change in client fund obligations, was primarily the result of $35.0 million in repurchases of common shares and an $11.2 million increase in taxes paid related to net share settlement of equity awards during the six months ended December 31, 2018.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2018:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$109,820	$9,318	$19,753	$17,083	$63,666
Unconditional purchase obligations	4,108	3,394	714	—	—
	$113,928	$12,712	$20,467	$17,083	$63,666

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $8.0 million and $7.5 million for the six months ended December 31, 2017 and 2018, respectively, exclusive of capitalized internal-use software costs of $7.1 million and $9.4 million for the same periods, respectively.

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

Interest Rate Risk

As of December 31, 2018, we had cash and cash equivalents of $84.1 million, corporate investments of $20.8 million and funds held for clients of $1,258.8 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of December 31, 2018. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.1 million as of December 31, 2018. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities included in funds held for clients as of December 31, 2018. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems or the systems of our clients could result in the unauthorized disclosure of confidential information, theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such a breach to affected individuals (if required) can be substantial. In addition, if a high-profile security breach occurs with respect to an industry peer, our clients and potential clients may generally lose trust in the security of payroll and HCM applications. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines (including, in the case of our benefit administration solution, BeneFLEX, penalties for failure to comply with HIPAA)  or other actions or liabilities which could materially and adversely affect our business and operating results.

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

We generated net income in fiscal 2017, fiscal 2018 and the first six months of fiscal 2019; however, we may not be able to sustain or increase profitability in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain, implement and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. We also may not be able to sustain or increase profitability in the future for a number of other unforeseen reasons. Therefore, our profitability may decrease, we may cease to be profitable, or we may incur operating losses in the future.

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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Paylocity and our clients. For example, in 2016, the European Union (“EU”) and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. California also recently enacted legislation, the California Consumer Privacy Act of 2018, that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to this legislation, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. All of these legislative and regulatory initiatives may adversely affect our clients’ ability to process, handle, store, use and transmit demographic and personal information regarding their employees and family members, which could reduce demand for our solutions.

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

If third parties we work with violate applicable laws or regulations or our policies, such violations may also put our clients’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our clients’ content, or regarding the manner in which the express or implied consent of clients for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and transmit client data or develop new services and features.

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

In order to protect our intellectual property rights, we may be required to spend significant resources, including cybersecurity resources, to monitor and protect these rights. Our intellectual property could be wrongfully acquired as a result of a cyberattack or other wrongful conduct by employees or third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms, or at all. Although we do not expect that our inability to license this technology in the future would have a material adverse effect on our business or operating results, our inability to license this technology could adversely affect our ability to compete.

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

Changes in regulatory laws or requirements applicable to our software and services could impose increased costs on us, delay or prevent our introduction of new products and services, and impair the function or value of our existing products and services.

Our products and services may become subject to increasing regulatory requirements, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might render our products and services obsolete or might block us from developing new products and services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become more costly. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also require changes to the manner in which we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. Should any state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences. In addition, if the Affordable Care Act, or ACA, is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification or delay could adversely impact the revenue we currently generate from our ACA Compliance solution as well as overall gross margins. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results or financial condition.

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

As of January 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 38.6% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of January 31, 2019, we had an aggregate of 52,915,940 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

PAYLOCITY HOLDING CORPORATION

Date:	February 7, 2019	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 7, 2019	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)