Form 10-Q
period 2019-03-31
Paylocity Holding Corp
filed 2019-05-03
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     to

Commission file number 001-36348

PAYLOCITY HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-4066644
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 American Lane Schaumburg, Illinois	60173
(Address of principal executive offices)	(Zip Code)

(847) 463-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCTY	The NASDAQ Global Select Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,973,817 shares of Common Stock, $0.001 par value per share, as of April 26, 2019.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$137,193	$90,856
Corporate investments	732	48,159
Accounts receivable, net	3,453	5,137
Deferred contract costs	—	19,765
Prepaid expenses and other	11,248	21,922

Total current assets before funds held for clients	152,626	185,839
Funds held for clients	1,225,614	1,722,309

Total current assets	1,378,240	1,908,148
Capitalized internal-use software, net	21,094	24,584
Property and equipment, net	62,029	64,893
Intangible assets, net	13,002	11,314
Goodwill	9,590	9,590
Long-term deferred contract costs	—	73,701
Long-term prepaid expenses and other	1,504	2,766
Deferred income tax assets, net	22,140	—

Total assets	$1,507,599	$2,094,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,990	$5,344
Accrued expenses	42,241	48,396

Total current liabilities before client fund obligations	45,231	53,740
Client fund obligations	1,225,614	1,722,309

Total current liabilities	1,270,845	1,776,049
Deferred rent	22,812	29,907
Other long-term liabilities	1,118	1,925
Deferred income tax liabilities, net	—	890

Total liabilities	$1,294,775	$1,808,771
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2018 and March 31, 2019	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2018 and March 31, 2019; 52,758 shares issued and outstanding at June 30, 2018 and 52,964 shares issued and outstanding at March 31, 2019	53	53
Additional paid-in capital	219,588	196,574
Retained earnings (accumulated deficit)	(6,678)	89,576
Accumulated other comprehensive income (loss)	(139)	22
Total stockholders’ equity	$212,824	$286,225
Total liabilities and stockholders’ equity	$1,507,599	$2,094,996

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Revenues:
Recurring fees	$105,857	$129,976	$264,443	$326,012
Interest income on funds held for clients	2,719	6,197	6,119	14,164

Total recurring revenues	108,576	136,173	270,562	340,176
Implementation services and other	4,831	3,379	10,349	7,084

Total revenues	113,407	139,552	280,911	347,260
Cost of revenues:
Recurring revenues	26,982	32,365	76,711	92,802
Implementation services and other	11,670	7,380	33,740	20,955

Total cost of revenues	38,652	39,745	110,451	113,757
Gross profit	74,755	99,807	170,460	233,503
Operating expenses:
Sales and marketing	26,004	27,699	68,782	80,687
Research and development	9,058	12,688	27,227	36,886
General and administrative	19,228	23,208	53,338	68,915

Total operating expenses	54,290	63,595	149,347	186,488
Operating income	20,465	36,212	21,113	47,015
Other income	215	540	465	1,155

Income before income taxes	20,680	36,752	21,578	48,170
Income tax expense (benefit)	(18,497)	8,726	(18,573)	4,588

Net income	$39,177	$28,026	$40,151	$43,582

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities, net of tax	(61)	161	(171)	161
Total other comprehensive income (loss), net of tax	(61)	161	(171)	161
Comprehensive income	$39,116	$28,187	$39,980	$43,743

Net income per share:
Basic	$0.74	$0.53	$0.77	$0.82
Diluted	$0.71	$0.51	$0.73	$0.79

Weighted-average shares used in computing net income per share:
Basic	52,615	52,934	52,334	52,880
Diluted	55,030	55,465	54,717	55,280

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended March 31, 2018
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at December 31, 2017	52,590	$53	$202,512	$(44,302)	$(110)	$158,153
Stock-based compensation	—	—	8,017	—	—	8,017
Stock options exercised	103	—	1,422	—	—	1,422
Issuance of common stock upon vesting of restricted stock units	11	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(55)	—	(2,160)	—	—	(2,160)
Unrealized losses on securities, net of tax	—	—	—	—	(61)	(61)
Net income	—	—	—	39,177	—	39,177
Balances at March 31, 2018	52,649	$53	$209,791	$(5,125)	$(171)	$204,548

	Nine Months Ended March 31, 2018
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	23,345	—	—	23,345
Stock options exercised	772	1	7,161	—	—	7,162
Issuance of common stock upon vesting of restricted stock units	425	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	2,045	—	—	2,045
Net settlement for taxes and/or exercise price related to equity awards	(339)	—	(15,597)	—	—	(15,597)
Unrealized losses on securities, net of tax	—	—	—	—	(171)	(171)
Net income	—	—	—	40,151	—	40,151
Balances at March 31, 2018	52,649	$53	$209,791	$(5,125)	$(171)	$204,548

	Three Months Ended March 31, 2019
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at December 31, 2018	52,887	$53	$189,473	$61,550	$(139)	$250,937
Stock-based compensation	—	—	9,972	—	—	9,972
Stock options exercised	117	—	1,483	—	—	1,483
Issuance of common stock upon vesting of restricted stock units	19	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(59)	—	(4,354)	—	—	(4,354)
Unrealized gains on securities, net of tax	—	—	—	—	161	161
Net income	—	—	—	28,026	—	28,026
Balances at March 31, 2019	52,964	$53	$196,574	$89,576	$22	$286,225

	Nine Months Ended March 31, 2019
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	30,817	—	—	30,817
Stock options exercised	329	—	4,140	—	—	4,140
Issuance of common stock upon vesting of restricted stock units	623	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	58	—	2,824	—	—	2,824
Net settlement for taxes and/or exercise price related to equity awards	(362)	—	(25,804)	—	—	(25,804)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	161	161
Net income	—	—	—	43,582	—	43,582
Balances at March 31, 2019	52,964	$53	$196,574	$89,576	$22	$286,225

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2018 (1)	2019
Cash flows from operating activities:
Net income	$40,151	$43,582
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21,891	28,837
Depreciation and amortization expense	20,640	25,213
Deferred income tax expense (benefit)	(18,603)	4,584
Provision for doubtful accounts	149	220
Net accretion of discounts and amortization of premiums on available-for-sale securities	(234)	(1,607)
Net realized losses on sales of available-for-sale securities	2	—
Loss on disposal of equipment	160	399
Changes in operating assets and liabilities:
Accounts receivable	(1,278)	(1,904)
Deferred contract costs	—	(25,359)
Prepaid expenses and other	(1,678)	(1,485)
Accounts payable	429	596
Accrued expenses	1,762	5,299
Tenant improvement allowance	5,952	784
Net cash provided by operating activities	69,343	79,159
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(126,065)	(210,374)
Proceeds from sales and maturities of available-for-sale securities	51,292	161,306
Capitalized internal-use software costs	(11,442)	(14,706)
Purchases of property and equipment	(9,374)	(9,621)
Lease allowances used for tenant improvements	(7,086)	(784)
Acquisition of business, net of cash and funds held for clients' cash and cash equivalents	(6,658)	—
Net cash used in investing activities	(109,333)	(74,179)
Cash flows from financing activities:
Net change in client fund obligations	403,375	496,695
Repurchases of common shares	—	(34,991)
Proceeds from exercise of stock options	—	85
Proceeds from employee stock purchase plan	2,045	2,824
Taxes paid related to net share settlement of equity awards	(9,060)	(21,749)
Net cash provided by financing activities	396,360	442,864
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	356,370	447,844
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,045,927	1,239,731
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,402,297	$1,687,575
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of property and equipment and internal-use software, accrued but not paid	$2,832	$3,529
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$17	$375
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$129,530	$90,856
Funds held for clients' cash and cash equivalents	1,272,767	1,596,719
Total cash, cash equivalents and funds held for clients’ cash and cash equivalents	$1,402,297	$1,687,575

(1)

Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 10, 2018.

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

The following table, consistent with the presentation of its unaudited consolidated statements of operations and comprehensive income, disaggregates revenue by recurring fees and implementation services and other, which it believes represents the major categories of revenue:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Recurring fees	$129,976	$326,012
Implementation services and other	3,379	7,084
Total revenues from contracts	$133,355	$333,096

Deferred revenue

The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur simultaneously upon the client payroll-processing period or by month.  As such, the Company does not recognize contract assets or liabilities related to recurring revenue.

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract.  The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Balance at beginning of period	$3,623	$—
Deferral of revenue	4,730	10,243
Revenue recognized	(2,354)	(4,244)
Balance at end of period	$5,999	$5,999

Deferred revenue related to these nonrefundable upfront fees are recorded within accrued expenses and other long-term liabilities on the unaudited consolidated balance sheets. The Company expects to recognize these deferred revenue balances of $2,142 in fiscal 2019, $2,876 in fiscal 2020, $881 in fiscal 2021 and $100 thereafter.

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

The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	For the Three Months Ended March 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$71,476	$10,544	$(4,386)	$77,634
Costs to fulfill a contract	10,787	5,583	(538)	15,832
Total	$82,263	$16,127	$(4,924)	$93,466

	For the Nine Months Ended March 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$68,107	$21,890	$(12,363)	$77,634
Costs to fulfill a contract	—	16,833	(1,001)	15,832
Total	$68,107	$38,723	$(13,364)	$93,466

Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the unaudited consolidated balance sheets. Amortization of deferred contract costs is recorded in implementation services and other cost of revenue, sales and marketing, and general and administrative in the unaudited consolidated statements of operations and comprehensive income.

Remaining Performance Obligations

The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term based contracts was approximately $40,962 as of March 31, 2019, which will be generally recognized over the next 24 months.

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

The following tables summarize the impact from the adoption of Topic 606 on the Company’s unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Operations
Revenues
Recurring fees	$129,976	$130,403	$(427)
Implementation services and other	3,379	1,314	2,065
Cost of Revenues
Implementation services and other	7,380	12,324	(4,944)
Operating expenses
Sales and marketing	27,699	33,740	(6,041)
General and administrative	23,208	23,426	(218)
Income tax expense (benefit)	8,726	5,403	3,323
Net income	28,026	18,508	9,518

	Nine Months Ended March 31, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Operations
Revenues
Recurring fees	$326,012	$327,311	$(1,299)
Implementation services and other	7,084	3,412	3,672
Cost of Revenues
Implementation services and other	20,955	36,494	(15,539)
Operating expenses
Sales and marketing	80,687	90,034	(9,347)
General and administrative	68,915	69,388	(473)
Income tax expense (benefit)	4,588	(2,589)	7,177
Net income	43,582	23,027	20,555

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated balance sheet:

	March 31, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Balance Sheet
Assets
Deferred contract costs	$19,765	$—	$19,765
Prepaid expenses and other	21,922	20,516	1,406
Long-term deferred contract costs	73,701	—	73,701
Long-term prepaid expenses and other	2,766	2,515	251
Deferred income tax assets, net	—	24,678	(24,678)
Liabilities
Accrued expenses	48,396	45,178	3,218
Other long-term liabilities	1,925	8,815	(6,890)
Deferred income tax liabilities, net	890	—	890
Stockholders' Equity
Retained earnings (accumulated deficit)	89,576	16,349	73,227

The following table summarizes the impact from the adoption of Topic 606 on the Company’s unaudited consolidated statement of cash flows:

	Nine Months Ended March 31, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Cash Flows
Net income	$43,582	$23,027	$20,555
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	4,584	(2,593)	7,177
Changes in operating assets and liabilities:
Deferred contract costs	(25,359)	—	(25,359)
Prepaid expenses and other	(1,485)	(2,784)	1,299
Accrued expenses	5,299	8,971	(3,672)
Net cash provided by operating activities	79,159	79,159	—

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash: a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires that the statement of cash flows explain the change during a reporting period in total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Effective July 1, 2018, the Company adopted ASU 2016-18 on a retrospective basis and now includes funds held for clients’ cash and cash equivalents as a component of total cash, cash equivalents and funds held for clients’ cash and cash equivalents in the consolidated statement of cash flows. As a result, it reclassified certain amounts on its previously reported unaudited statement of cash flows for the nine-month period ending March 31, 2018 to conform to the requirements of the new standard. The adoption of this standard had no impact to the Company’s balance sheets, statements of operations or statements of changes in stockholders’ equity.

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

In August 2018, the SEC issued a final rule which requires public companies to disclose the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and the amount of dividends per share for each class of shares. This rule is effective for interim periods beginning after November 5, 2018, with early adoption permitted. The Company has included this disclosure beginning with its fiscal quarter ended March 31, 2019.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the requirements for fair value measurement disclosures. ASU 2018-13 removes, modifies or adds certain disclosure requirements under GAAP. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Any new disclosure requirements must be applied on a prospective basis in the interim and annual periods of initial adoption; all removed or modified requirements must be applied retrospectively to all periods presented. The Company plans to adopt this standard at the effective date and does not expect any material impact from adoption.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2018	$375
Charged to expense	220
Write-offs	(132)
Balance at March 31, 2019	$463

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	March 31,
	2018	2019
Capitalized internal-use software	$67,678	$84,022
Accumulated amortization	(46,584)	(59,438)
Capitalized internal-use software, net	$21,094	$24,584

Amortization of capitalized internal-use software costs is included in Cost of Revenues-Recurring Revenues and amounted to $3,655 and $4,224 for the three months ended March 31, 2018 and 2019, respectively, and $10,358 and $12,854 for the nine months ended March 31, 2018 and 2019, respectively.

Property and equipment, net consist of the following:

	June 30,	March 31,
	2018	2019
Office equipment	$3,743	$4,439
Computer equipment	29,768	33,893
Furniture and fixtures	10,382	10,789
Software	5,965	6,310
Leasehold improvements	36,366	42,442
Time clocks rented by clients	4,534	4,617
Total	90,758	102,490
Accumulated depreciation	(28,729)	(37,597)
Property and equipment, net	$62,029	$64,893

Depreciation expense amounted to $3,189 and $3,626 for the three months ended March 31, 2018 and 2019, respectively, and $9,206 and $10,671 for the nine months ended March 31, 2018 and 2019, respectively.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	March 31,	Useful
	2018	2019	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(5,728)	(7,416)
Intangible assets, net	$13,002	$11,314

Amortization expense for acquired intangible assets was $358 and $562 for the three months ended March 31, 2018 and 2019, respectively, and $1,076 and $1,688 for the nine months ended March 31, 2018 and 2019, respectively.

Future amortization expense for acquired intangible assets is as follows, as of March 31, 2019:

Remainder of fiscal 2019	$563
Fiscal 2020	2,251
Fiscal 2021	2,251
Fiscal 2022	2,232
Fiscal 2023	2,118
Thereafter	1,899
Total	$11,314

The components of accrued expenses were as follows:

	June 30,	March 31,
	2018	2019
Accrued payroll and personnel costs	$31,206	$31,355
Lease exit obligations	2,143	1,122
Deferred revenue	654	5,246
Other	8,238	10,673
Total accrued expenses	$42,241	$48,396

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

Balance at June 30, 2018	$3,261
Payments	(1,823)
Adjustments	94
Balance at March 31, 2019	$1,532

(4) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$137,193	$—	$—	$137,193
Funds held for clients' cash and cash equivalents	1,102,541	—	(3)	1,102,538
Available-for-sale securities:
Commercial paper	50,703	3	(4)	50,702
Corporate bonds	37,508	8	(134)	37,382
Asset-backed securities	25,901	1	(55)	25,847
U.S. treasury securities	9,879	—	(2)	9,877
Total available-for-sale securities (1)	123,991	12	(195)	123,808
Total investments	$1,363,725	$12	$(198)	$1,363,539

(1)	Included within the fair value of total available-for-sale securities above is $732 of corporate investments and $123,076 of funds held for clients

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$90,860	$—	$(4)	$90,856
Funds held for clients' cash and cash equivalents	1,596,721	—	(2)	1,596,719
Available-for-sale securities:
Commercial paper	92,844	16	(12)	92,848
Corporate bonds	31,637	39	(21)	31,655
Asset-backed securities	37,725	30	(13)	37,742
U.S. treasury securities	12,461	—	(2)	12,459
Total available-for-sale securities (2)	174,667	85	(48)	174,704
Total investments	$1,862,248	$85	$(54)	$1,862,279

(2)	Included within the fair value of total available-for-sale securities above is $49,114 of corporate investments and $125,590 of funds held for clients

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from prepaid expenses and other on the unaudited consolidated balance sheets to corporate investments for comparability purposes in order to conform to the current year’s presentation. Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds and commercial paper as of June 30, 2018 and March 31, 2019.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	March 31,
	2018	2019
Cash and cash equivalents	$137,193	$90,856
Corporate investments	732	48,159
Funds held for clients	1,225,614	1,722,309
Long-term prepaid expenses and other	—	955
Total investments	$1,363,539	$1,862,279

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2018
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(4)	$23,657	$—	$—	$(4)	$23,657
Corporate bonds	(134)	29,122	—	—	(134)	29,122
Asset-backed securities	(55)	17,960	—	—	(55)	17,960
U.S. treasury securities	(2)	4,933	—	—	(2)	4,933
Total available-for-sale securities	$(195)	$75,672	$—	$—	$(195)	$75,672

	March 31, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(12)	$58,454	$—	$—	$(12)	$58,454
Corporate bonds	(3)	2,753	(18)	10,087	(21)	12,840
Asset-backed securities	(1)	5,497	(12)	4,872	(13)	10,369
U.S. treasury securities	(2)	12,459	—	—	(2)	12,459
Total available-for-sale securities	$(18)	$79,163	$(30)	$14,959	$(48)	$94,122

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive loss during the three or nine months ended March 31, 2018 or 2019, nor does it believe that OTTI exists in its portfolio as of March 31, 2019. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of March 31, 2019.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2018 or 2019. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three and nine months ended March 31, 2018 and 2019.

Expected maturities of available-for-sale securities at March 31, 2019 are as follows:

	Amortized
	cost	Fair value
One year or less	$164,169	$164,174
One year to two years	8,998	9,025
Two years to three years	1,500	1,505
Total available-for-sale securities	$174,667	$174,704

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2018 and March 31, 2019 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2018 or March 31, 2019, and the Company did not transfer assets between Levels during the nine months ended March 31, 2018 or 2019.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$137,193	$137,193	$—	$—
Funds held for clients' cash and cash equivalents	1,102,538	1,076,414	26,124	—
Available-for-sale securities:
Commercial paper	50,702	—	50,702	—
Corporate bonds	37,382	—	37,382	—
Asset-backed securities	25,847	—	25,847	—
U.S. treasury securities	9,877	—	9,877	—
Total available-for-sale securities	123,808	—	123,808	—
Total investments	$1,363,539	$1,213,607	$149,932	$—

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$90,856	$64,850	$26,006	$—
Funds held for clients' cash and cash equivalents	1,596,719	1,575,810	20,909	—
Available-for-sale securities:
Commercial paper	92,848	—	92,848	—
Corporate bonds	31,655	—	31,655	—
Asset-backed securities	37,742	—	37,742	—
U.S. treasury securities	12,459	—	12,459	—
Total available-for-sale securities	174,704	—	174,704	—
Total investments	$1,862,279	$1,640,660	$221,619	$—

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from prepaid expenses and other on the unaudited consolidated balance sheets to corporate investments for comparability purposes in order to conform to the current year’s presentation.

(6)  Benefit Plans

(a)  Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the 2014 Plan as of January 1, 2019.

As of March 31, 2019, the Company had 13,157 shares allocated to the plans, of which 3,423 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine months ended March 31, 2019:

Number of Shares
Available for grant at July 1, 2018	10,030
RSUs granted	(760)
Shares withheld in settlement of taxes and/or exercise price	362
Forfeitures	171
Shares removed	(69)
Available for grant at March 31, 2019	9,734

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019
Cost of revenue – recurring	$728	$784	$2,084	$2,519
Cost of revenue – implementation services and other	358	408	1,107	1,215
Sales and marketing	1,537	1,799	5,680	5,496
Research and development	926	1,287	2,742	4,025
General and administrative	3,918	5,035	10,278	15,582
Total stock-based compensation expense	$7,467	$9,313	$21,891	$28,837

In addition, the Company capitalized $550 and $659 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2018 and 2019, respectively, and $1,454 and $1,980 in the nine months ended March 31, 2018 and 2019, respectively.

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

There were no stock options granted during the nine months ended March 31, 2018 or 2019. The table below presents stock option activity during the nine months ended March 31, 2019:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2018	1,907	$12.40	5.00	$88,595
Options exercised	(329)	$12.60
Options forfeited	(4)	$20.78
Balance at March 31, 2019	1,574	$12.33	4.22	$120,972
Options exercisable at March 31, 2019	1,547	$11.93	4.18	$119,496
Options vested and expected to vest at March 31, 2019	1,573	$12.32	4.22	$120,944

The total intrinsic value of options exercised was $3,758 and $7,197 during the three months ended March 31, 2018 and 2019, respectively, and $31,013 and $20,901 during the nine months ended March 31, 2018 and 2019, respectively. At March 31, 2019, there was $37 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.38 years.

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

The following table represents restricted stock unit activity during the nine months ended March 31, 2019:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2018	1,879	$43.39
RSUs granted	760	$66.42
RSUs vested	(623)	$41.23
RSUs forfeited	(167)	$48.08
RSU balance at March 31, 2019	1,849	$53.19
RSUs expected to vest at March 31, 2019	1,705	$53.09

At March 31, 2019, there was $44,513 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.87 years.

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

As of March 31, 2019, a total of 1,053 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the ESPP as of January 1, 2019.

The Company issued 58 shares upon the completion of its six-month offering period ending November 15, 2018. The Company recorded compensation expense attributable to the ESPP of $323 and $516 for the three months ended March 31, 2018 and 2019, respectively, and $971 and $1,401 for the nine months ended March 31, 2018 and 2019, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2018	2019
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	28.3 - 39.1%	33.5 - 38.3%
Expected term (years)	0.5	0.5
Risk‑free interest rate	1.02 - 1.35%	2.10 - 2.48%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,276 and $1,604 for the three months ended March 31, 2018 and 2019, respectively, and $3,382 and $4,138 for the nine months ended March 31, 2018 and 2019, respectively.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Numerator:
Net income	$39,177	$28,026	$40,151	$43,582

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,615	52,934	52,334	52,880
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,415	2,531	2,383	2,400
Diluted	55,030	55,465	54,717	55,280

Net income per share:
Basic	$0.74	$0.53	$0.77	$0.82
Diluted	$0.71	$0.51	$0.73	$0.79

The Company excluded 28 and 18 outstanding RSUs from the diluted per share calculation during the three months ended March 31, 2018 and 2019, respectively, and 121 and 49 outstanding RSUs from the diluted per share calculation during the nine months ended March 31, 2018 and 2019, respectively, because to include them would have been anti-dilutive.

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

The Company recorded income tax expense (benefit) of $(18,497) and $8,726 for the three months ended March 31, 2018 and 2019, respectively, and $(18,573) and $4,588 for the nine months ended March 31, 2018 and 2019, respectively. The Company’s effective tax rates for the three and nine months ended March 31, 2018 differed from statutory rates primarily due to the release of substantially all of the Company’s valuation allowance and excess tax benefits from employee stock exercises partially offset by the estimated impacts of the Tax Cuts and Jobs Act of 2017 (the “Act”). The Company’s effective tax rates for the three and nine months ended March 31, 2019 differed from statutory rates primarily due to excess tax benefits from employee stock exercises partially offset by various permanent adjustments.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. The Company established a valuation allowance in fiscal 2014 on all of its net deferred tax assets except for deferred tax liabilities associated with indefinite-lived intangible assets, given that the Company determined that it was more likely than not that the Company would not recognize the benefits of its net operating loss carryforwards prior to their expiration. The Company continued to record a valuation allowance through the first six months of fiscal 2018. In the third quarter of fiscal 2018, management concluded that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This was primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. As of March 31, 2018, based on the evaluation of positive and negative evidence, management believed it was more likely than not that the net deferred tax assets would be realized for all federal and state purposes with the exception of deferred tax assets associated with certain state tax credits that have a limited carryforward period. As of March 31, 2019, the Company continued to maintain a valuation allowance of $355 for state tax benefits. Such assessment may change in the future as further evidence becomes available.

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

In December 2017, the staff of the SEC issued guidance under Staff Accounting Bulletin No. 118 (later codified into ASU 2018-05), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act. The SEC also issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company’s analysis was completed during the second quarter of fiscal 2019 with no additional adjustments made.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $108.6 million for the three months ended March 31, 2018 to $136.2 million for the three months ended March 31, 2019, representing a 25% year-over year increase. Recurring revenue increased from $270.6 million for the nine months ended March 31, 2018 to $340.2 million for the nine months ended March 31, 2019, representing a 26% year-over-year increase. Recurring revenue represented 96% of total revenue during both the three and nine months ended March 31, 2018 and 98% of total revenue during both the three months and nine months ended March 31, 2019.

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”), and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income or cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Adjusted Gross Profit	$79,567	$105,300	$184,299	$250,541
Adjusted Recurring Gross Profit	$86,012	$108,844	$206,462	$263,009
Adjusted EBITDA	$35,765	$54,816	$65,602	$104,179

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$74,755	$99,807	$170,460	$233,503
Amortization of capitalized internal-use software costs	3,655	4,224	10,358	12,854
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,157	1,269	3,481	4,184
Adjusted Gross Profit	$79,567	$105,300	$184,299	$250,541

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$108,576	$136,173	$270,562	$340,176
Cost of recurring revenues	26,982	32,365	76,711	92,802
Recurring gross profit	81,594	103,808	193,851	247,374
Amortization of capitalized internal-use software costs	3,655	4,224	10,358	12,854
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	763	812	2,253	2,781
Adjusted Recurring Gross Profit	$86,012	$108,844	$206,462	$263,009

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$39,177	$28,026	$40,151	$43,582
Income tax expense (benefit)	(18,497)	8,726	(18,573)	4,588
Depreciation and amortization expense	7,202	8,412	20,640	25,213
EBITDA	27,882	45,164	42,218	73,383
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	7,692	9,652	23,193	30,796
Acquisition-related costs	191	—	191	—
Adjusted EBITDA	$35,765	$54,816	$65,602	$104,179

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for 94% and 93% of our total revenues during the three months ended March 31, 2018 and 2019, respectively, and 94% of our total revenues during both the nine months ended March 31, 2018 and 2019, respectively.

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

Implementation Services and Other

Implementation services and other revenues primarily consist of implementation fees charged to new clients for professional services provided to implement our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to four weeks at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. With the adoption of Topic 606, we defer and amortize implementation fees related to our proprietary products over a period generally up to 24 months, which previously were recognized upon completion. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $3.7 million and $4.2 million of capitalized internal-use software costs during the three months ended March 31, 2018 and 2019, respectively, and $10.4 million and $12.9 million of capitalized internal-use software costs during the nine months ended March 31, 2018 and 2019, respectively.

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

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses and benefits, marketing expenses and other related costs. With the adoption of Topic 606, we capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients, which were previously expensed as incurred. Commissions are typically paid within two months after the start of service. Bonuses paid to sales staff for attainment of certain annual performance criteria are accrued in the fiscal year and are subsequently paid annually in the first fiscal quarter of the following year. We generally recognize these costs over a period of 7 years. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2018 and 2019.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Capitalized portion of research and development	$4,871	$5,645	$12,966	$16,344
Expensed portion of research and development	9,058	12,688	27,227	36,886
Total research and development	$13,929	$18,333	$40,193	$53,230

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$105,857	$129,976	$264,443	$326,012
Interest income on funds held for clients	2,719	6,197	6,119	14,164
Total recurring revenues	108,576	136,173	270,562	340,176
Implementation services and other	4,831	3,379	10,349	7,084
Total revenues	113,407	139,552	280,911	347,260
Cost of revenues:
Recurring revenues	26,982	32,365	76,711	92,802
Implementation services and other	11,670	7,380	33,740	20,955
Total cost of revenues	38,652	39,745	110,451	113,757
Gross profit	74,755	99,807	170,460	233,503
Operating expenses:
Sales and marketing	26,004	27,699	68,782	80,687
Research and development	9,058	12,688	27,227	36,886
General and administrative	19,228	23,208	53,338	68,915
Total operating expenses	54,290	63,595	149,347	186,488
Operating income	20,465	36,212	21,113	47,015
Other income	215	540	465	1,155
Income before income taxes	20,680	36,752	21,578	48,170
Income tax expense (benefit)	(18,497)	8,726	(18,573)	4,588
Net income	$39,177	$28,026	$40,151	$43,582

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2019	2018	2019
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	94%	93%	94%	94%
Interest income on funds held for clients	2%	5%	2%	4%
Total recurring revenues	96%	98%	96%	98%
Implementation services and other	4%	2%	4%	2%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Recurring revenues	24%	23%	27%	27%
Implementation services and other	10%	5%	12%	6%
Total cost of revenues	34%	28%	39%	33%
Gross profit	66%	72%	61%	67%
Operating expenses:
Sales and marketing	23%	20%	24%	23%
Research and development	8%	9%	10%	10%
General and administrative	17%	17%	19%	20%
Total operating expenses	48%	46%	53%	53%
Operating income	18%	26%	8%	14%
Other income	—%	—%	—%	—%
Income before income taxes	18%	26%	8%	14%
Income tax expense (benefit)	(17)%	6%	(6)%	1%
Net income	35%	20%	14%	13%

Comparison of Three Months Ended March 31, 2018 and 2019

Revenues

($ in thousands)

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
Recurring fees	$105,857	$129,976	$24,119	23%
Percentage of total revenues	94%	93%
Interest income on funds held for clients	$2,719	$6,197	$3,478	128%
Percentage of total revenues	2%	5%
Implementation services and other	$4,831	$3,379	$(1,452)	(30)%
Percentage of total revenues	4%	2%

Recurring Fees

Recurring fees for the three months ended March 31, 2019 increased by $24.1 million, or 23%, to $130.0 million from $105.9 million for the three months ended March 31, 2018. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2019 increased by $3.5 million, or 128% to $6.2 million from $2.7 million for the three months ended March 31, 2018. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a larger portion of our funds held for clients in marketable securities.

Implementation Services and Other

Implementation services and other revenue for the three months ended March 31, 2019 decreased by $1.5 million, or 30%, to $3.4 million from $4.8 million for the three months ended March 31, 2018. Implementation services and other revenue decreased primarily due to the change in the treatment of implementation fees related to our proprietary products. Historically, we have recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Cost of Revenues

($ in thousands)

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
Cost of recurring revenues	$26,982	$32,365	$5,383	20%
Percentage of recurring revenues	25%	24%
Recurring gross margin	75%	76%
Cost of implementation services and other	$11,670	$7,380	$(4,290)	(37)%
Percentage of implementation services and other	242%	218%
Implementation gross margin	(142)%	(118)%

Cost of Recurring Revenues

Cost of recurring revenues for the three months ended March 31, 2019 increased by $5.4 million, or 20%, to $32.4 million from $27.0 million for the three months ended March 31, 2018. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $2.4 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $2.3 million in delivery and other processing-related fees and $0.6 million in increased internal-use software amortization. Recurring gross margin was 75% and 76% for the three months ended March 31, 2018 and 2019, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other for the three months ended March 31, 2019 decreased by $4.3 million, or 37%, to $7.4 million from $11.7 million for the three months ended March 31, 2018. The decrease in cost of implementation services and other was primarily due to the deferral and amortization of certain implementation costs over a period of 7 years related to our proprietary products upon the adoption of Topic 606 on July 1, 2018, partially offset by additional employee-related costs resulting from additional personnel. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
Sales and marketing	$26,004	$27,699	$1,695	7%
Percentage of total revenues	23%	20%

Sales and marketing expenses for the three months ended March 31, 2019 increased by $1.7 million, or 7%, to $27.7 million from $26.0 million for the three months ended March 31, 2018. The increase in sales and marketing expense was primarily the result of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support), partially offset by the deferral and amortization of certain selling and commissions costs over a period of 7 years related to the adoption of Topic 606 on July 1, 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Research and Development

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
Research and development	$9,058	$12,688	$3,630	40%
Percentage of total revenues	8%	9%

Research and development expenses for the three months ended March 31, 2019 increased by $3.6 million, or 40%, to $12.7 million from $9.1 million for the three months ended March 31, 2018. The increase in research and development expenses was primarily the result of $3.4 million of additional employee-related costs related to additional development personnel and $0.5 million in additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $0.8 million.

General and Administrative

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
General and administrative	$19,228	$23,208	$3,980	21%
Percentage of total revenues	17%	17%

General and administrative expenses for the three months ended March 31, 2019 increased by $4.0 million, or 21%, to $23.2 million from $19.2 million for the three months ended March 31, 2018. The increase in general and administrative expense was primarily the result of $2.0 million of additional employee-related costs and $1.1 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
Other income	$215	$540	$325	151%
Percentage of total revenues	—%	—%

Other income  for the three months ended March 31, 2019 increased by $0.3 million as compared to the three months ended March 31, 2018.  The increase in other income was primarily due to interest income earned on our cash and cash equivalents and corporate investments.

Income Tax Expense (Benefit)

	Three Months Ended
	March 31,		Change
	2018	2019	$	%
Income tax expense (benefit)	$(18,497)	$8,726	$27,223	*
Percentage of total revenues	(17)%	6%

*Not Meaningful

The difference in income tax expense for the three months ended March 31, 2019 as compared to the benefit for the three months ended March 31, 2018 was primarily due to the release of substantially of our valuation allowance in the three months ended March 31, 2018.

Comparison of Nine Months Ended March 31, 2018 and 2019

Revenues

($ in thousands)

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
Recurring fees	$264,443	$326,012	$61,569	23%
Percentage of total revenues	94%	94%
Interest income on funds held for clients	$6,119	$14,164	$8,045	131%
Percentage of total revenues	2%	4%
Implementation services and other	$10,349	$7,084	$(3,265)	(32)%
Percentage of total revenues	4%	2%

Recurring Fees

Recurring fees for the nine months ended March 31, 2019 increased by $61.6 million, or 23%, to $326.0 million from $264.4 million for the nine months ended March 31, 2018. Recurring fees increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2019 increased by $8.0 million, or 131% to $14.2 million from $6.1 million for the nine months ended March 31, 2018. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a larger portion of our funds held for clients in marketable securities.

Implementation Services and Other

Implementation services and other revenue for the nine months ended March 31, 2019 decreased by $3.3 million, or 32%, to $7.1 million from $10.3 million for the nine months ended March 31, 2018.  Implementation services and other revenue decreased primarily due to the change in the treatment of implementation fees related to our proprietary products. Historically, we have recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Cost of Revenues

($ in thousands)

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
Cost of recurring revenues	$76,711	$92,802	$16,091	21%
Percentage of recurring revenues	28%	27%
Recurring gross margin	72%	73%
Cost of implementation services and other	$33,740	$20,955	$(12,785)	(38)%
Percentage of implementation services and other	326%	296%
Implementation gross margin	(226)%	(196)%

Cost of Recurring Revenues

Cost of recurring revenues for the nine months ended March 31, 2019 increased by $16.1 million, or 21%, to $92.8 million from $76.7 million for the nine months ended March 31, 2018. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $7.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $5.2 million in delivery and other processing-related fees and $2.5 million in increased internal-use software amortization. Recurring gross margin was 72% and 73% for the nine months ended March 31, 2018 and 2019, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other for the nine months ended March 31, 2019 decreased by $12.8 million, or 38%, to $21.0 million from $33.7 million for the nine months ended March 31, 2018. The decrease in cost of implementation services and other was primarily due to the deferral and amortization of certain implementation costs over a period of 7 years related to our proprietary products upon the adoption of Topic 606 on July 1, 2018, partially offset by additional employee-related costs resulting from additional personnel.  Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Operating Expenses

($ in thousands)

Sales and Marketing

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
Sales and marketing	$68,782	$80,687	$11,905	17%
Percentage of total revenues	24%	23%

Sales and marketing expenses for the nine months ended March 31, 2019 increased by $11.9 million, or 17%, to $80.7 million from $68.8 million for the nine months ended March 31, 2018. The increase in sales and marketing expense was primarily the result of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support), partially offset by the deferral and amortization of certain selling and commissions costs over a period of 7 years related to the adoption of Topic 606 on July 1, 2018. Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding the adoption of Topic 606.

Research and Development

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
Research and development	$27,227	$36,886	$9,659	35%
Percentage of total revenues	10%	10%

Research and development expenses for the nine months ended March 31, 2019 increased by $9.7 million, or 35%, to $36.9 million from $27.2 million for the nine months ended March 31, 2018. The increase in research and development expenses was primarily the result of $10.4 million of additional employee-related costs related to additional development personnel and $1.8 million in additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $3.3 million.

General and Administrative

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
General and administrative	$53,338	$68,915	$15,577	29%
Percentage of total revenues	19%	20%

General and administrative expenses for the nine months ended March 31, 2019 increased by $15.6 million, or 29%, to $68.9 million from $53.3 million for the nine months ended March 31, 2018. The increase in general and administrative expense was primarily the result of $7.0 million of additional employee-related costs and $5.3 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
Other income	$465	$1,155	$690	148%
Percentage of total revenues	—%	—%

Other income  for the nine months ended March 31, 2019 increased by $0.7 million as compared to the nine months ended March 31, 2018.  The increase in other income was primarily due to interest income earned on our cash and cash equivalents and corporate investments, partially offset by loss on the disposal of property and equipment.

Income Tax Expense (Benefit)

	Nine Months Ended
	March 31,		Change
	2018	2019	$	%
Income tax expense (benefit)	$(18,573)	$4,588	$23,161	*
Percentage of total revenues	(6)%	1%

*Not Meaningful

The difference in income tax expense for the nine months ended March 31, 2019 as compared to the benefit for the nine months ended March 31, 2018 was primarily due to the release of substantially all of our valuation allowance in the nine months ended March 31, 2018.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The share repurchase program completed during the first quarter of fiscal 2019 was funded by our cash flows from operations. As of March 31, 2019, our principal sources of liquidity were $90.9 million of cash and cash equivalents and $49.1 million of total corporate investments. In July 2018, we started investing portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We believe that our investments in unrealized loss positions as of March 31, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would change that conclusion.

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

Funds held for clients and client fund obligations will vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle our transactions for the foreseeable future.

We believe our current cash and cash equivalents, corporate investments and cash flow from operations will be sufficient to meet our working capital, capital expenditure, share repurchases, if any, and other investment requirements for at least the next 12 months.

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2018 (1)	2019
Net cash provided by operating activities	$69,343	$79,159
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(126,065)	(210,374)
Proceeds from sales and maturities of available-for-sale securities	51,292	161,306
Capitalized internal-use software costs	(11,442)	(14,706)
Purchases of property and equipment	(9,374)	(9,621)
Lease allowances used for tenant improvements	(7,086)	(784)
Acquisition of business, net of cash and funds held for clients' cash and cash equivalents	(6,658)	—
Net cash used in investing activities	(109,333)	(74,179)
Cash flows from financing activities:
Net change in client fund obligations	403,375	496,695
Repurchases of common shares	—	(34,991)
Proceeds from exercise of stock options	—	85
Proceeds from employee stock purchase plan	2,045	2,824
Taxes paid related to net share settlement of equity awards	(9,060)	(21,749)
Net cash provided by financing activities	396,360	442,864
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$356,370	$447,844

(1)Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

Operating Activities

Net cash provided by operating activities was $69.3 million and $79.2 million for the nine months ended March 31, 2018 and 2019, respectively. The increase in net cash provided by operating activities from the nine months ended March 31, 2018 to the nine months ended March 31, 2019 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and tenant improvement allowances during the nine months ended March 31, 2019.

Investing Activities

Net cash used in investing activities was $109.3 million and $74.2 million for the nine months ended March 31, 2018 and 2019, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities. Beginning in July 2018, we also began investing portions of our excess cash in marketable securities.

The change in net cash used in investing activities was primarily due an increase in proceeds from sales and maturities of available-for-sale securities of $110.0 million, partially offset by an increase in purchases of available-for-sale securities and other of $84.3 million during the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. Other changes in net cash used in investing activities were primarily due to $6.7 million in costs related to the acquisition of BeneFLEX during the nine months ended March 31, 2018 and a decrease in lease allowances used for tenant improvements of $6.3 million, partially offset by increased capitalized internal-use software costs of $3.3 million during the nine months ended March 31, 2019 as compared to March 31, 2018.

Financing Activities

Net cash provided by financing activities was $396.4 million and $442.9 million for the nine months ended March 31, 2018 and 2019, respectively. The change in net cash provided by financing activities was primarily the result of an increase in client fund obligations of $93.3 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $35.0 million in repurchases of common shares and a $12.7 million increase in taxes paid related to net share settlement of equity awards during the nine months ended March 31, 2019.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2019:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$108,436	$9,376	$20,235	$17,314	$61,511
Unconditional purchase obligations	4,217	3,551	666	—	—
	$112,653	$12,927	$20,901	$17,314	$61,511

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $9.4 million and $9.6 million for the nine months ended March 31, 2018 and 2019, respectively, exclusive of capitalized internal-use software costs of $11.4 million and $14.7 million for the same periods, respectively. We also spent $7.1 million and $0.8 million during the nine months ended March 31, 2018 and 2019, respectively, on capital expenditures for which we received reimbursement for tenant improvement allowances.

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

Interest Rate Risk

As of March 31, 2019, we had cash and cash equivalents of $90.9 million, corporate investments of $49.1 million and funds held for clients of $1,722.3 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of March 31, 2019. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.1 million as of March 31, 2019. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities included in funds held for clients as of March 31, 2019. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

In addition, our ability to deliver our cloud-based applications depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:

•	Damage from fire, power loss, natural disasters and other force majeure events outside our control;

•	Communications failures;

•	Software and hardware errors, failures and crashes;

•	Security breaches, computer viruses, hacking, worms, malware, ransomware, denial-of-service attacks and similar disruptive problems; and

•	Other potential interruptions.

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

We generated net income in fiscal 2017, fiscal 2018 and the first nine months of fiscal 2019; however, we may not be able to sustain or increase profitability in future periods. We have been growing our number of clients rapidly, and as we do so, we incur significant sales and marketing, services and other related expenses. Our profitability will be significantly influenced by our ability to attain sufficient scale and productivity to achieve recurring revenues that are sufficient to support the incremental costs to obtain, implement and support new clients. We intend for the foreseeable future to continue to focus predominately on adding new clients, and we also expect to make other significant expenditures and investments in research and development to expand and improve our product offerings and technical infrastructure. We also may not be able to sustain or increase profitability in the future for a number of other unforeseen reasons. Therefore, our profitability may decrease, we may cease to be profitable, or we may incur operating losses in the future.

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

As of April 26, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 36.9% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of April 26, 2019, we had an aggregate of 52,973,817 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 3, 2019	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 3, 2019	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)