Form 10-K
period 2019-06-30
Paylocity Holding Corp
filed 2019-08-09
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(847) 463-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Exchange on which registered
Common Stock, par value $0.001 per share	PCTY	The NASDAQ Global Select Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2018, the last day of registrant’s most recently completed second fiscal quarter, was $2.0 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of August 2, 2019, there were 53,082,006 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2020 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2019

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively.  Excluding clients acquired as part of the BeneFLEX acquisition, as of June 30, 2019, we provided our payroll and HCM software solutions to approximately 20,200 clients across the U.S., which on average had over 100 employees.

Our multi-tenant software platform is highly configurable and includes a unified suite of payroll and HCM modules, including core HR, workforce management, talent and benefits, for our clients to make strategic decisions all while promoting a modern workplace and improving employee engagement. Our payroll and HCM modules provide robust on-demand functionality, reporting and analytics. Our platform provides intuitive self-service functionality for employees and managers combined with seamless integration across all our solutions. We supplement our comprehensive software platform with an integrated implementation and client service organization, all of which are designed to meet the needs of medium-sized organizations.

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

Our solutions provide the following key benefits to our clients:

•	Comprehensive cloud-based platform optimized to meet the payroll and HCM needs of medium-sized organizations;

•	Modern, intuitive user experience and self-service capabilities that significantly increase employee engagement;

•	Flexible and configurable platform that aligns with business processes and centralizes payroll and HCM data;

•	Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and

•	Seamless data integration with our extensive partner ecosystem that saves time and expense and reduces the risk of errors.

We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2017, 2018 and 2019. Our total revenues increased from $300.0 million in fiscal 2017 to $377.5 million in fiscal 2018, representing a 26% year-over-year increase and to $467.6 million in fiscal 2019, representing a 24% year-over-year increase.  Our recurring revenues increased from $288.4 million in fiscal 2017 to $363.5 million in fiscal 2018, representing a 26% year-over-year increase, and to $456.8 million in fiscal 2019, representing a 26% year-over-year increase. While the majority of our agreements with clients are generally cancellable on 60 days’ or less notice, we also began entering into term agreements in fiscal 2018, which are generally two years in length.  Our recurring revenue model provides significant visibility into our future operating results.

Industry Background

Effective management of human capital is a core capability for all organizations. Identifying, acquiring and retaining talent is a priority at all levels of an organization. Likewise, in today’s increasingly complex business and regulatory environment, organizations are being pressured to manage critical payroll and HCM functions more effectively, automate manual processes and decrease their operating costs, while at the same time successfully managing their workforces.

Complex and Dynamic Tax and Regulatory Environment

The tax and regulatory environment in the United States is complex and dynamic. Organizations are subject to a myriad of benefit, workers compensation, healthcare, tax and other rules, regulations and reporting obligations. In addition to U.S. federal taxing and regulatory authorities, there are more than 10,000 state and local tax codes in the United States. Further, federal, state and local government agencies continually enact and amend the rules, regulations and reporting requirements with which organizations must comply. Leveraging industry leading technology and service to meet these demands delivers critical value to organizations.

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

Large Market Opportunity for Payroll and HCM Solutions

The market opportunity in the U.S. for payroll and HCM applications and services is driven by the importance of payroll and HCM solutions to the successful management of organizations. To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 638,000 firms with 20 to 999 employees in the U.S. in 2016, employing over 45 million people. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $400 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $18 billion. Our existing clients do not typically own our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

Organizations Are Increasingly Transitioning to SaaS Solutions

SaaS solutions are easier and more affordable to implement and operate than those offered by traditional service bureaus and legacy software providers. SaaS solutions also enable software updates with greater frequency and without new hardware investments, enabling organizations to better react to changes in their environments. Many organizations are transitioning to SaaS solutions to satisfy their software needs. Similarly, we believe organizations are adopting SaaS applications for payroll and HCM solutions with increasing frequency.

Limitations of Legacy Competitive Solutions

We believe that legacy payroll and HCM solution providers have limitations that cause them to underserve the unique needs of medium-sized organizations. Existing legacy payroll and HCM solutions include:

•

Traditional Payroll Service Providers. Traditional payroll service providers are primarily focused on delivery of a variety of payroll processing services, insurance products and HR business process outsourcing solutions. Many of these solutions offer limited capabilities and integration beyond traditional payroll processing. The lack of a unified and configurable employee-facing payroll and HCM suite can diminish the effectiveness of a system, detract from user experience and limit integration with other solutions. In addition, we believe that certain traditional payroll service providers often do not provide a high-quality technology and service experience.

•

Enterprise-Focused Payroll and HCM Software Vendors. Enterprise-focused software vendors offer solutions and services that are designed for the complex needs and structures of very large enterprises. As a result, their solutions can be expensive, complex and time-consuming to implement, operate and maintain.

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

Our Solutions

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations. Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments. Excluding clients acquired as part of the BeneFLEX acquisition, as of June 30, 2019, we provided our payroll and HCM software solutions to approximately 20,200 clients across the U.S., which on average had over 100 employees.

The key benefits of our solutions include the following:

•

Comprehensive Platform Optimized for Medium-Sized Organizations.  Our solutions empower finance and HR professionals in medium-sized organizations to drive strategic human capital decisions by providing enterprise-grade payroll and HCM modules, including robust reporting and analytics. Our unified platform fully automates payroll and HCM processes, enabling our clients to focus on core business activities.  Our solutions help our clients attract, retain and manage their employees within a single, comprehensive system.

•

Modern, Intuitive User Experience.  Our intuitive, easy-to-use and mobile-centric platform provides increased accessibility of our solutions and decreased need for training while also providing users with an engaging mobile and self-service experience.

•

Flexible and Configurable Platform.  We design our solutions to be flexible and configurable, allowing our clients to match their use of our software with their specific business processes and workflows. Our platform has been organically developed from a common code-base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs.  Our systems centralize payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.

•

Highly-Attractive SaaS Solution for Medium-Sized Organizations.  Our solutions are cloud-based and offered on a subscription basis, making them easier and more affordable to implement, operate and update and thus enabling our clients to focus less on their IT infrastructure and more on their core businesses. Our software can be operated by a single administrator without the support of an in-house information technology department. Our multi-tenant and modern architecture allows for frequent software enhancements thereby enabling our clients to react to a rapidly changing and complex operating environment. Our platform enables our clients to scale their businesses without having to acquire additional hardware or to resolve the integration challenges that often result from traditional outsourcing solutions.

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

Our Strategy

We intend to strengthen and extend our position as a leading provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

•

Grow Our Client Base.  We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we provide our payroll and HCM software solutions to approximately 20,200 clients across the U.S. (excluding clients acquired as part of the BeneFLEX acquisition) as of June 30, 2019, there are over 638,000 businesses with 20 to 999 employees in the U.S., employing more than 45 million people, according to the U.S. Census Bureau in 2016. In order to acquire new clients, we plan to continue growing our sales organization across the U.S.

•

Expand Our Product Offerings. We believe a significant part of our leadership position is the result of our investment and innovation in our product offerings designed for medium-sized organizations. Our average revenue per client has consistently increased in each of the last three years as we have broadened our product offerings. We plan to continue to invest in product development efforts that will allow us to offer a broader selection of products to new and existing clients.

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

Our Products

Our products include a suite of unified payroll and HCM modules that enable our clients to automate routine tasks, changes and updates across the employee lifecycle, and to manage complex compliance requirements, while also providing an engaging experience for administrators and employees. With the foundation of automation and engagement, we also provide clients with valuable insights to their HR data.

Payroll

Our Payroll module enables clients to automate key payroll processes and manage compliance in an environment of continued regulatory complexity. Key features of the Payroll module include:

Feature	Functionality
Payroll Entry	• Configurable payroll entry grid allowing easy entry and update of critical Payroll data
• Real-time updates to open pay cycles
•Support for garnishments, child support, union and other specialized calculations
Employee Tax Management	•Setup, configuration and calculation of all local, state and federal taxes
•Tax validation using geolocation services to ensure accurate tax setup
•Tax filing services

Proration and Retro	•Automated identification of scenario changes to employee data that impact pay for the pay cycle
•Recommended calculations for mid-pay period hires for hourly and salary employees
•Recommended calculations for backdated changes of pay rates
Advanced Reporting	•Easy-to-use, powerful reporting dashboard enables users to design and create ad- hoc reports or rely on over 100 standard reports
•Ability to generate a variety of pre-process reports via report library and report writer
•Real-time report generation, including the ability to automatically schedule reports to run on a user-defined frequency
•Point-in-time reporting, including comparative analysis over multiple periods, allowing users to view data from any time in history
Data Integration	•Ability to set up multiple data integrations with a wide array of benefits and retirement plan providers

Core HR

Paylocity’s Core HR module provides a set of HR capabilities enabling clients to manage HR data in an effective and timely manner while positively impacting employee engagement and culture. Key features of Core HR include:

Feature	Functionality
Employee Record Management	•Manages payroll deductions for employee benefit plans such as health and 401(k)
•Automated employee time-off requests
•Tracks employee skills, events, education and prior employment
•Stores employee documentation electronically
•Records and tracks company property issued to employees
•Ability to add custom fields to track additional employee related information
Configurable Templates	•Combination of standard and modifiable templates powered by highly-flexible drag-and-drop technology
•Includes standard templates to accommodate changes for new hires, job changes, leave of absences and terminations
•Enables users to configure user interface to efficiently align to organizations’ business processes
•Ability to require additional data, add default values and insert new custom fields increases accuracy and consistency of data across the platform
Custom Checklists	• Allows users to track critical steps in hiring and other processes
• Triggers reports and notification emails to track critical steps and informs users when tasks are complete
HR Compliance	• Manage ACA compliance activities
• Family Medical Leave Act (FMLA) tracking
• Facilitate Equal Employment Opportunity (EEO) assessment and filing
• Occupational Safety & Health Administration (OSHA) tracking
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

Talent

Paylocity’s Talent modules are designed to bring ease and convenience to processes that attract and retain talent within an organization. The modules provide an engaging employee experience and enable clients to manage their talent throughout their employees’ tenures, starting at recruiting and carrying through onboarding, learning and performance management. Key features of our Talent module include:

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

•     Auto-fills resume information to save time and effort in the candidate’s application process

•     Serves as a repository of applicant information and feedback for future reference and sourcing

•     Tracks applicants through the lifecycle of the recruiting process, reducing time spent on the recruiting and talent acquisition process and so that users quickly know the status of any prospects at critical stages in the process

•     Integration to allow posting to over 20,000 job boards to reach a broad range of applicants

•     Manage the full employment offer process including automated creation of offer letters and background check completion

•     Seamless transition of an employee from recruiting to the Onboarding process

Onboarding

•     Features a mobile-responsive design and attractive, intuitive interface, engaging new hires in the process

•     Provides robust event management capabilities, empowering administrators to proactively manage the onboarding process

•     Highly configurable, allowing administrators to tailor tasks and overall experience for new hires

•     Includes a withholding forms wizard, simplifying the process of completing important tax-related paperwork, including local W-4 forms

•     Permits the ability to add customized content including welcome message, documents, videos and other company specific information

•     Automates the necessary employment eligibility processes  including collection of I-9s and integration with E-Verify

Journals	• Captures and tracks ongoing discussions with employees to support performance appraisals
Compensation Management

•     Enables compensation professionals to configure tailored compensation plans and create automated approval workflows based on organizational pay cycles

•     Creates visibility to an executive-level view of organizational and team budgets and payment allocations

•     Offers managers the ability to manage their budgets and distribute compensation increases by drilling down into employee performance, pay history and more

•     Ability to manage bonus payouts as well as pay increases

Surveys

•     Facilitates the collection and summarization of all survey needs

•     Default library of surveys for common tasks like new hire surveys, pulse surveys and organizational health surveys

•     Summarizes survey information using analysis to enable clients to gauge respondent sentiment

•     Ability to send confidential surveys

•     Ability to generate a general survey link that can be distributed without assignment to employees

Learning Management System

•     Provides a cost-effective way to share, assess and track employee knowledge

•     Enables clients to create their own content using built-in video recording technology for easy content creation and disbursement

•     Ability to assign training courses to employees and manage training assignments through completion with due dates, reminders and reporting

•     Support for multiple content types, including documents, recorded or uploaded videos and SCORM content

Workforce Management

Paylocity’s Workforce Management modules include time and attendance and scheduling functionality, enabling clients to effectively collect hourly data for employees, improve productivity and help organizations control labor costs. Additionally, expense management functionality streamlines and automates expense management processes by eliminating manual steps involved in filing, approving, and reimbursing expenses. Key features within the Workforce Management modules include:

Feature	Functionality
Time Collection	• Time and attendance tracking, including overtime, rounding rules, payroll policies and labor allocation
• Tracks tardiness, absenteeism, and misuse of break or meal periods
• Compliance tools to ensure clients have visibility to meal premium and overtime requirements
• Ability to collect time through punching or time recording
• Support for multiple hardware options including traditional time clocks, biometric devices and integrated kiosk terminals
Schedule Management	•Ability to create and publish employee schedules
•Enforcement of punching based on schedules
•Ability to manage schedules based on budgeted dollars or total hours
•Mobile schedule views to allow employees easy access to their schedules and submit time-off requests via the mobile app
Manager Tools	•Alerts for missing punches
•Dashboard to enable supervisors to effectively manage their workforces
•Ability to approve time cards and time-off requests via the mobile app
Geo-fencing Mobile Restriction	• Ability for employees to punch in and out from their mobile devices
• Geo-fencing capabilities that allow managers to set parameters for where punches may occur
• Ability to specify the geo-fencing parameters at the individual or group level
• Flexibility to specify an unlimited number of geo-fenced areas to accommodate a mobile workforce
Simplified Expense Management Workflow	• File and submit expenses in an intuitive and unified module •Capture and submit receipts from a mobile device
• Approve expense reports quickly and easily •Receive notifications throughout the entire reimbursement process
Integrated Payments for Expense Reimbursements	•Flexibility to process payment as part of the normal payroll cycle or on a separate payment guideline
•Payment utilizes employees’ existing payment choices (direct deposit or check)
•Automatically creates general ledger entries to expedite the recording of employee expenses
Configurable Expense Policies	• Ability to specify approval workflow based on data elements related to specific employees
•Enforcement of reimbursement limits, notes and additional information requirements
•Allows proxy submitters to enable administrative support for employees when necessary
•Generate and analyze spend reports

Benefits

Paylocity’s Benefits modules provide benefit management solutions that integrate with insurance carrier systems to provide automated administrative processes allowing users to choose benefit elections and make life event changes online, summarize benefit elections and perform other similar benefit-related tasks. These modules support advanced functionality such as premium reconciliation, management of voluntary benefits and advanced reporting, while seamlessly integrating with Paylocity’s Payroll solution to provide for a fully-automated benefit experience. Key features of Benefits include:

Feature	Functionality
Employee Enrollment

•     Easy to follow and customizable enrollment process for employees

•     Support for annual enrollment as well as the ability to manage changes to benefits due to life events

•     Easy access to view benefit elections

•     Allows modeling of payroll deductions and changes for life events to enable employees to make educated benefit decisions

• Customizable enrollment portal content (text, links, documents, logos)
Administrative Efficiency	• Can develop enrollment reminders through announcements, enrollment rules, and eligibility groups
• Reporting on employee enrollment status and enrollment summary • Electronic Data Interchange (EDI) support for insurance carriers

Third-Party Administrative (TPA) Solutions

Paylocity’s TPA solutions are designed to modernize the administration of Health Savings Account (HSA), Flexible Spending Account (FSA), Health Reimbursement Arrangement (HRA), Transportation Management Account (TMA) and Premium Only Plan (POP) benefits by providing users with a single, unified access point for payroll, HR, and benefits administration. Our TPA solutions includes mobile and web access, allowing users to see transaction details and account balances, while having the ability to submit claims from our integrated employee portal. It also eases the administration of Consolidated Omnibus Budget Reconciliation Act (COBRA) coverage and retiree billing.

Implementation and Client Services

We supplement our comprehensive software platform with an integrated implementation and client service organization with deep subject matter expertise. Delivering clients a positive experience and a high level of support is an essential element of our ability to sell our solutions and retain clients.

Implementation and Training Services

Our clients today are primarily medium-sized organizations that are typically migrating to our platform from a competitive solution or are adopting their first online payroll and HCM solution. These organizations often have limited internal resources and rely on us to implement their payroll and HCM solutions. We typically implement our product suite within only three to six weeks. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly-configurable, easy-to-use products.

We offer clients the opportunity to utilize on-demand or in-class training designed to provide clients with general knowledge on our solutions. We also host an annual client conference for clients to learn about new products and features and allow clients to provide feedback and learn best practices.

Client Service

Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2017, 2018 and 2019. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing clients with knowledgeable resources who understand the client’s business, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provide industry content and Paylocity product and service information.

Tax and Regulatory Services

Our software contains a rules engine designed to make accurate federal, state, and local tax calculations that is continually updated to support all pertinent legislative changes across U.S. jurisdictions. Our tax filing service provides a variety of solutions to clients including processing payroll tax deposits, preparing and filing quarterly and annual employment tax returns and amendments and resolving client employment tax notices.

Clients

Excluding clients acquired as part of the BeneFLEX acquisition, as of June 30, 2019, we provided our payroll and HCM software solutions to approximately 20,200 clients, all located in the U.S. The rate at which we add clients is variable period-to-period and is also seasonal as many clients switch solutions during the first calendar quarter of each year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2017, 2018 and 2019, no client accounted for more than 1% of our revenues.

Sales and Marketing

We market and sell our products and services through our direct sales force. Our direct sales force includes sales representatives who have defined geographic territories throughout the U.S. We seek to hire experienced sales representatives wherever they are located and believe we have room to grow the number of sales representatives in each of our territories.

The sales cycle begins with a sales lead generated by the sales representative, through our third-party referral network, a client referral, our telemarketing team, our external website, e-mail marketing, or other territory-based activities. We support our sales force with a marketing program that includes seminars and webinars, email marketing, social media marketing, broker events and web marketing.

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2019, more than 25% of our new client revenue originated by referrals from participants in our referral network.

We believe participants in our referral network refer potential clients to us because of the strength of our products and services, the value we provide our referral partners through our broker portal, the fact that we do not provide services that compete with our referral networks, and because we offer third parties the ability to integrate their systems with our platform. Unlike other payroll and HCM solution providers who also provide retirement plans, health insurance and other products and services competitive with the offerings of the participants in our referral network, we focus only on our core business of providing payroll and HCM solutions. In some cases, we have formalized relationships in which we are a recommended vendor of these participants. In other cases, relationships are informal. We typically do not compensate these participants for referrals.

Partner Ecosystem

We have developed a partner ecosystem of third-party systems, such as 401(k), benefits and insurance provider systems, with whom we provide automated data integration for their clients. These third-party providers require certain financial, payroll and other employee demographic information from their clients in order to efficiently provide their respective services. After securing authorization from the client, we exchange data with these providers. In turn, these third-party providers supply data to us, which allows us to deliver comprehensive HR and benefit management services to our clients. We believe our partnerships with these third parties are an important part of their service offerings. We have also developed our solutions to integrate with a variety of other systems used by our clients, such as accounting, point of sale, banking, expense management, recruiting, background screening and skills assessment solutions.

Paylocity’s automated data integration reduces the complexity and risk of error of manual data transfers and saves clients and employees time. Direct and automated data transmission improves the accuracy of data and facilitates data collection in partners’ systems. Having automated data integration with a payroll and HCM provider differentiates partners’ product offerings, strengthening their competitive positioning in their own markets.

Technology

We offer our solutions on a cloud-based platform that leverages a unified architecture and a common code base that we organically developed. Clients do not need to install our software in their data centers and can access our solutions through any mobile device or web browser with Internet access.

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

We host our solutions at a third-party facility in Illinois and utilize another third-party facility in Wisconsin for backup and disaster recovery. We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.

Competition

The market for payroll and HCM solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Software Group, Inc. and other local and regional providers.

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

Research and Development

We invest heavily in research and development to continuously introduce new modules, technologies, features and functionality. We are organized in small product-centric teams that utilize an agile development methodology. We focus our efforts on developing new modules and core technologies and on further enhancing the usability, functionality, reliability, performance and flexibility of existing modules.

Research and development costs, including research and development costs that were capitalized, were $44.5 million, $55.7 million and $73.6 million for the years ended June 30, 2017, 2018 and 2019, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

Intellectual Property

Our success is dependent, in part, on our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on laws respecting intellectual property rights, including trade secret, copyright and trademark laws, as well as contractual protections to establish and protect our intellectual property rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality and frequent enhancements to our modules are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop applications with the same functionality as our modules. Policing unauthorized use of our technology and intellectual property rights is very difficult.

We expect that providers of payroll and HCM solutions such as ours may be subject to third-party infringement claims as the market and the number of competitors grows, and the functionality of applications in different industry segments overlaps. Any of these or other third parties might make a claim of infringement against us at any time.

Employees

As of June 30, 2019, we had approximately 3,050 full-time employees. None of our employees are represented by a union or are a party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our employee-focused culture benefits our clients and supports our growth. Our management team has remained committed to maintaining and improving our culture even as we grow rapidly, which is evidenced by our consistent receipt of top rankings from our employees as a great place to work in all of our office locations.

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

Our number of new clients typically increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new clients prefer to start using our payroll and HCM solutions at the beginning of a calendar year. In addition, client funds and year-end activities are traditionally higher during our third fiscal quarter. As a result of these factors, our total revenue and expenses have historically grown disproportionately during our third fiscal quarter as compared to other quarters.

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

Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy and sustaining our revenue growth rates.

We have been rapidly growing our revenue and number of clients, and we will seek to do the same for the foreseeable future. However, the growth in our number of clients puts significant strain on our business, requires significant capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. If we fail to effectively manage our growth or we over-invest or under-invest in our business, our business and results of operations could suffer from the resultant weaknesses in our infrastructure, systems or controls. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. In addition, our revenue growth rates may decline in future periods as a result of various factors, including our failure to manage our growth effectively, our increased market penetration and the maturation of our business, slowing demand for our services, and a decrease in the growth of the overall market, among others.

The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Software Group, Inc. and other local and regional providers.

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

If we fail to manage our technical operations infrastructure, including operation of our data centers, our existing clients may experience service outages and our new clients may experience delays in the deployment of our modules.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our data centers and other operations infrastructure to meet the needs of all of our clients. We also seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our modules. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses. If our operations infrastructure fails to keep pace with increased sales, clients may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenues.

In addition, our ability to deliver our cloud-based modules depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:

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

Furthermore, our payroll modules is essential to our clients’ timely payment of wages to their employees. Any interruption in our service may affect the availability, accuracy or timeliness of these programs and could damage our reputation, cause our clients to terminate their use of our software, require us to indemnify our clients against certain losses due to our own errors and prevent us from gaining additional business from current or future clients.

We host our solutions at a third-party facility in Franklin Park, Illinois and utilize another third-party facility in Kenosha, Wisconsin for backup and disaster recovery. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Any changes in service levels at our third-party data center or any errors, defects, disruptions or other performance problems with our modules could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

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

Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and

Accountability Act of 1996, as amended, or HIPAA. In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems or the systems of our clients could result in the unauthorized disclosure of confidential information, theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such a breach to affected individuals (if required) can be substantial. In addition, if a high-profile security breach occurs with respect to an industry peer, our clients and potential clients may generally lose trust in the security of payroll and HCM modules. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines (including, in the case of our benefit administration solution, BeneFLEX, penalties for failure to comply with HIPAA)  or other actions or liabilities which could materially and adversely affect our business and operating results.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that more than 25% of our new sales in fiscal 2019 were referred to us from our referral network participants. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their clients.

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

We believe that the market for cloud-based payroll and HCM solutions is not as mature among medium-sized organizations as the market for outsourced services or on-premise software and services. It is not certain that cloud-based solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption by medium-sized organizations of cloud-based computing in general, and of payroll and other HCM modules in particular. It is difficult to predict client adoption rates and demand for our solutions, the future growth rate and size of the cloud-based market or the entry of competitive solutions. The expansion of the cloud-based market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based computing, as well as the ability of cloud-based solutions to address security and privacy concerns. If other cloud-based providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for cloud-based applications as a whole, including our solutions, may be negatively affected. If cloud-based payroll and HCM solutions do not achieve widespread adoption among medium-sized organizations, or there is a reduction in demand for cloud-based computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in a loss of clients, decreased revenues and an adverse impact on our business.

We typically pay client employees and may pay taxing authorities amounts due for a payroll period before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2019 we processed over $134 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

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

Privacy concerns and laws or other domestic regulations may increase the cost of our solutions or reduce the effectiveness of our modules and adversely affect our business.

Our clients collect, use and store personal or identifying information regarding their employees and their family members in our solutions. Federal and state government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of such personal information. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, applies to our benefit administration solution, BeneFLEX, as a business associate. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our clients’ businesses may limit the use and adoption of our modules and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our solutions.

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

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our products would be less effective, which may reduce demand for our modules and adversely affect our business.

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

Our ability to deliver our payroll and HCM solutions depends on our ability to effectively implement and to transition to, and train our clients on, our solutions. We generally do not recognize any revenue from new clients until they process their first payroll. Further, the majority of our agreements with our clients are generally terminable by the clients on 60 days’ or less notice. If a client is not satisfied with our implementation services, the client could terminate its agreement with us before we have recovered our costs of implementation services, which would adversely affect our results of operations and cash flows. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective clients.

Once our modules are deployed, our clients depend on our client service organization to resolve issues relating to our solutions. The majority of our clients are medium-sized organizations with limited personnel and resources to address payroll and other HCM related issues. These clients rely on us more so than larger companies with greater internal resources and expertise. High-quality client services are important for the successful marketing and sale of our products and for the retention of existing clients. If we do not help our clients quickly resolve issues and provide effective ongoing support, our ability to sell additional products to existing clients would suffer and our reputation with existing or potential clients would be harmed. Our sales process is highly dependent on our modules and business reputation and on positive recommendations from our existing clients. Any failure to maintain high-quality client services, or a market perception that we do not maintain high-quality client services, could adversely affect our reputation, our ability to sell our solutions to existing and prospective clients, and our business, operating results and financial position.

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

In addition, funds held for clients are deposited in consolidated accounts on behalf of our clients, and as a result, the aggregate amounts in the accounts exceed the applicable federal deposit insurance limits. We believe that since such funds are deposited in trust on behalf of our clients, the Federal Deposit Insurance Corporation, or the FDIC, would treat those funds as if they had been deposited by each of the clients themselves and insure each client’s funds up to the applicable deposit insurance limits. If the FDIC were to take the position that it is not obligated to provide deposit insurance for our clients’ funds or if the reimbursement of these funds were delayed, our business and our clients could be materially harmed.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, others may claim that our modules and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our modules, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our modules in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-

related commerce or communications generally, resulting in reductions in the demand for Internet-based applications such as ours.

In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our modules could suffer.

Furthermore, the availability or performance of our modules could be adversely affected by a number of factors, including clients’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. For example, our clients access our solutions through their Internet service providers. If a service provider fails to provide sufficient capacity to support our modules or otherwise experiences service outages, such failure could interrupt our clients’ access to our solutions, adversely affect their perception of our modules’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our modules, our reputation could be adversely affected and we could lose clients.

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

•

Difficulty converting the clients of the acquired business onto our modules and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

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

As of August 2, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 36.3% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of August 2, 2019, we had an aggregate of 53,082,006 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2019, our corporate headquarters occupied approximately 316,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 72,000 square feet in Lake Mary, Florida and approximately 39,000 square feet in Meridian, Idaho as other major operations centers. We lease other smaller facilities across the U.S. that serve as data centers, sales offices and distribution centers.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCTY”. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Year ended June 30, 2018
First Quarter	$49.49	$42.54
Second Quarter	$53.96	$44.11
Third Quarter	$57.16	$41.15
Fourth Quarter	$64.21	$47.29
Year ended June 30, 2019
First Quarter	$88.47	$56.78
Second Quarter	$81.30	$53.46
Third Quarter	$92.50	$56.70
Fourth Quarter	$103.80	$82.81

On August 2, 2019, the last reported sale price of our common stock on the NASDAQ Global Select Market was $99.68 per share, and there were 15 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2019, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on March 19, 2014, the initial trading day of our common stock, and ending on June 30, 2019. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

	Year Ended June 30,
	2015	2016	2017	2018	2019
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$142,168	$217,416	$284,817	$354,432	$436,955
Interest income on funds held for clients	1,901	2,688	3,631	9,093	19,881
Total recurring revenues	144,069	220,104	288,448	363,525	456,836
Implementation services and other	8,629	10,597	11,562	14,002	10,797
Total revenues	152,698	230,701	300,010	377,527	467,633
Cost of revenues:
Recurring revenues	46,366	66,131	85,399	104,009	125,211
Implementation services and other	24,530	31,954	38,588	45,188	28,640
Total cost of revenues	70,896	98,085	123,987	149,197	153,851
Gross profit	81,802	132,616	176,023	228,330	313,782
Operating expenses:
Sales and marketing	43,035	61,832	77,506	95,484	112,599
Research and development	19,864	26,736	29,098	37,645	50,329
General and administrative	32,824	47,598	62,123	79,252	94,630
Total operating expenses	95,723	136,166	168,727	212,381	257,558
Operating income (loss)	(13,921)	(3,550)	7,296	15,949	56,224
Other income (expense)	54	(124)	73	802	1,822
Income (loss) before income taxes	(13,867)	(3,674)	7,369	16,751	58,046
Income tax expense (benefit)	105	177	651	(21,847)	4,223
Net income (loss)	$(13,972)	$(3,851)	$6,718	$38,598	$53,823
Net income (loss) per share:
Basic	$(0.28)	$(0.08)	$0.13	$0.74	$1.02
Diluted	$(0.28)	$(0.08)	$0.12	$0.70	$0.97
Weighted average shares used in computing net income (loss) per share:
Basic	50,127	50,913	51,415	52,425	52,914
Diluted	50,127	50,913	54,057	54,887	55,414
Other Financial Data:
Adjusted Gross Profit(1)	$87,226	$141,029	$189,272	$247,193	$336,247
Adjusted Recurring Gross Profit(1)	$101,876	$161,184	$214,825	$276,857	$352,225
Adjusted EBITDA(1)	$8,238	$28,398	$56,190	$81,297	$134,047

	As of June 30,
	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,258	$86,496	$103,468	$137,193	$132,476
Corporate investments	—	—	—	732	29,314
Working capital(2)	69,296	68,986	88,040	107,395	140,141
Funds held for clients	591,219	1,239,622	942,459	1,225,614	1,394,469
Total assets	720,548	1,390,689	1,137,441	1,507,599	1,803,941
Client fund obligations	591,219	1,239,622	942,459	1,225,614	1,394,469
Stockholders’ equity	107,580	119,572	147,613	212,824	307,964

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

Directly comparable GAAP measures to Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are gross profit, total recurring revenues and net income (loss), respectively. We reconcile Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2015	2016	2017	2018	2019
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$81,802	$132,616	$176,023	$228,330	$313,782
Amortization of capitalized internal-use software costs	2,606	5,446	9,447	14,315	16,921
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	2,818	2,967	3,802	4,548	5,544
Adjusted Gross Profit	$87,226	$141,029	$189,272	$247,193	$336,247

	Year Ended June 30,
	2015	2016	2017	2018	2019
	(in thousands)
Reconciliation from Total Recurring Revenues to Adjusted Recurring Gross Profit
Total recurring revenues	$144,069	$220,104	$288,448	$363,525	$456,836
Cost of recurring revenues	(46,366)	(66,131)	(85,399)	(104,009)	(125,211)
Recurring gross profit	97,703	153,973	203,049	259,516	331,625
Amortization of capitalized internal-use software costs	2,606	5,446	9,447	14,315	16,921
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,567	1,765	2,329	3,026	3,679
Adjusted Recurring Gross Profit	$101,876	$161,184	$214,825	$276,857	$352,225

	Year Ended June 30,
	2015	2016	2017	2018	2019
	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income (loss)	$(13,972)	$(3,851)	$6,718	$38,598	$53,823
Interest expense	—	—	—	—	—
Income tax expense (benefit)	105	177	651	(21,847)	4,223
Depreciation and amortization expense	8,609	13,873	21,027	30,202	34,564
EBITDA	(5,258)	10,199	28,396	46,953	92,610
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	13,496	18,199	27,794	31,817	41,014
Acquisition-related costs	—	—	—	191	—
Lease exit costs	—	—	—	2,336	423
Adjusted EBITDA	$8,238	$28,398	$56,190	$81,297	$134,047

(2)	Working capital is defined as total current assets minus total current liabilities.

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

Overview

We are a cloud-based provider of payroll and human capital management (“HCM”) software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Our product suite delivers a unified platform for professionals to make strategic decisions in the areas of payroll, core HR, workforce management, talent and benefits, all while promoting a modern workplace and improving employee engagement.

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Our solutions were specifically designed to meet the payroll and HCM needs of medium-sized organizations. We designed our cloud-based platform to provide a unified suite of modules using a multi-tenant architecture. Our solutions are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with over 300 related third-party systems, such as 401(k), benefits and insurance provider systems.

Our payroll solution was the first of our current offerings introduced into the market. We believe payroll is the most critical system of record for medium-sized organizations and an essential gateway to other HCM functionalities. We have invested in, and we intend to continue to invest in, research and development to expand our product offerings and advance our platform.

We believe there is a significant opportunity to grow our business by increasing our number of clients and we intend to invest in our business to achieve this purpose. We market and sell our solutions through our direct sales force. We have increased our sales and marketing expenses as we have added sales representatives and related sales and marketing personnel. We intend to continue to grow our sales and marketing organization across new and existing geographic territories. In addition to growing our number of clients, we intend to grow our revenue over the long term by increasing the number and quality of products that clients purchase from us. To do so, we must continue to enhance and grow the number of solutions we offer to advance our platform.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. If general economic conditions were to deteriorate, including declines in private sector employment growth and business productivity, increases in the unemployment rate and changes in interest rates, we may experience delays in our sales cycles, increased pressure from prospective clients to offer discounts and increased pressure from existing clients to renew expiring recurring revenue agreements for lower amounts.

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

Recurring Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total recurring revenue, which is comprised of recurring fees and interest income on funds held for clients, increased from $288.4 million in fiscal 2017 to $363.5 million in fiscal 2018, representing a 26% year-over-year increase. Total recurring revenue increased from $363.5 million in fiscal 2018 to $456.8 million in fiscal 2019, representing a 26% year-over-year increase. Total recurring revenue represented 96% of total revenue in fiscal 2017 and 2018 and 98% of total revenue in fiscal 2019.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired as part of the BeneFLEX acquisition, we have increased the number of clients using our payroll and HCM software solutions from approximately 14,550 as of June 30, 2017 to approximately 20,200 as of June 30, 2019, representing a compound annual growth rate of approximately 18%. The table below sets forth the total number of clients using our payroll and HCM software solutions for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2017	2018	2019
Client Count	14,550	16,700	20,200

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

Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”), and you should not consider Adjusted Gross Profit as an alternative to gross profit, Adjusted Recurring Gross Profit as an alternative to total recurring revenues, or Adjusted EBITDA as an alternative to net income or net cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

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

	Year Ended June 30,
	2017	2018	2019
	(in thousands)
Adjusted Gross Profit	$189,272	$247,193	$336,247
Adjusted Recurring Gross Profit	$214,825	$276,857	$352,225
Adjusted EBITDA	$56,190	$81,297	$134,047

For a further discussion of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA, including a reconciliation of Adjusted Gross Profit, Adjusted Recurring Gross Profit and Adjusted EBITDA to GAAP, see Part II, Item 6: “Consolidated Selected Financial Data.”

Basis of Presentation

Revenues

Recurring Fees

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. Over the past three years, our client size has been on average over 100 employees. We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees.  As such, the number of client employees on our system is not a good indicator of our financial results in any period.  Recurring fees attributable to our cloud-based payroll and HCM solutions accounted for approximately 95%, 94% and 94% of our total revenues during the years ended June 30, 2017, 2018 and 2019, respectively.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also began entering into term arrangements in fiscal 2018, which are generally over two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied.

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

Implementation Services and Other

Implementation services and other revenues primarily consist of implementation fees charged to new clients for professional services provided to implement our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to four weeks at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. With the adoption of Topic 606, we defer and amortize implementation fees related to our proprietary products over a period generally up to 24 months, which previously were recognized upon completion. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional information regarding the adoption of Topic 606.

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

We capitalize a portion of our internal-use software costs, which are then all amortized as a cost of recurring revenues. We amortized $9.4 million, $14.3 million and $16.9 million of capitalized internal-use software costs in fiscal 2017, 2018 and 2019, respectively.

Cost of Implementation Services and Other

Cost of implementation services and other consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits involved in the implementation of our payroll and other HCM solutions for new and existing clients. With the adoption of Topic 606, cost of implementation services related to our proprietary products are capitalized and amortized over a period of 7 years, which previously were expensed as incurred. We intend to grow our business through acquisition of new clients, and doing so will require increased personnel to implement our solutions. Therefore, our cost of implementation services and other is expected to increase in absolute dollars for the foreseeable future. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional information regarding the adoption of Topic 606.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses, benefits, marketing expenses and other related costs. With the adoption of Topic 606, we capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients, which were previously expensed as incurred. Commissions are typically paid within two months after the start of service. Bonuses paid to sales staff for attainment of certain annual performance criteria are accrued in the fiscal year and are subsequently paid annually in the first fiscal quarter of the following year. We generally recognize these costs over a period of 7 years. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional information regarding the adoption of Topic 606.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2017, 2018 and 2019.

	Year Ended June 30,
	2017	2018	2019
	(in thousands)
Capitalized portion of research and development	$15,414	$18,015	$23,313
Expensed portion of research and development	29,098	37,645	50,329
Total research and development	$44,512	$55,660	$73,642

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

Other Income

Other income generally consists of interest income related to interest earned on our cash and cash equivalents and corporate investments, net of losses on disposals of property and equipment.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2017	2018	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	$284,817	$354,432	$436,955
Interest income on funds held for clients	3,631	9,093	19,881
Total recurring revenues	288,448	363,525	456,836
Implementation services and other	11,562	14,002	10,797
Total revenues	300,010	377,527	467,633
Cost of revenues:
Recurring revenues	85,399	104,009	125,211
Implementation services and other	38,588	45,188	28,640
Total cost of revenues	123,987	149,197	153,851
Gross profit	176,023	228,330	313,782
Operating expenses:
Sales and marketing	77,506	95,484	112,599
Research and development	29,098	37,645	50,329
General and administrative	62,123	79,252	94,630
Total operating expenses	168,727	212,381	257,558
Operating income	7,296	15,949	56,224
Other income	73	802	1,822
Income before income taxes	7,369	16,751	58,046
Income tax expense (benefit)	651	(21,847)	4,223
Net income	$6,718	$38,598	$53,823

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2017	2018	2019
Consolidated Statements of Operations Data:
Revenues:
Recurring fees	95%	94%	94%
Interest income on funds held for clients	1%	2%	4%
Total recurring revenues	96%	96%	98%
Implementation services and other	4%	4%	2%
Total revenues	100%	100%	100%
Cost of revenues:
Recurring revenues	28%	28%	27%
Implementation services and other	13%	12%	6%
Total cost of revenues	41%	40%	33%
Gross profit	59%	60%	67%
Operating expenses:
Sales and marketing	26%	25%	24%
Research and development	10%	10%	11%
General and administrative	21%	21%	20%
Total operating expenses	57%	56%	55%
Operating income	2%	4%	12%
Other income	0%	0%	0%
Income before income taxes	2%	4%	12%
Income tax expense (benefit)	0%	(6)%	0%
Net income	2%	10%	12%

Comparison of Fiscal Years Ended June 30, 2017, 2018 and 2019

Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$	%	$	%
Recurring fees	$284,817	$354,432	$436,955	$69,615	24%	$82,523	23%
Percentage of total revenues	95%	94%	94%
Interest income on funds held for clients	$3,631	$9,093	$19,881	$5,462	150%	$10,788	119%
Percentage of total revenues	1%	2%	4%
Implementation services and other	$11,562	$14,002	$10,797	$2,440	21%	$(3,205)	(23)%
Percentage of total revenues	4%	4%	2%

Recurring Fees

Recurring fees for the year ended June 30, 2019 increased by $82.5 million, or 23%, to $437.0 million from $354.4 million for the year ended June 30, 2018. Recurring fees increased primarily as a result of incremental revenues from new and existing clients. Excluding clients acquired as part of the BeneFLEX acquisition, the number of clients using our payroll and HCM software solutions at June 30, 2019 increased by 21% to approximately 20,200 from approximately 16,700 at June 30, 2018.

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

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2019 increased by $10.8 million, or 119%, to $19.9 million from $9.1 million for the year ended June 30, 2018. Interest income on funds held for clients increased primarily as a result of higher average interest rates, increased average daily balances for funds held due to the addition of new clients to our client base and interest income from investing a larger portion of our funds held for clients in marketable securities.

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

Implementation Services and Other

Implementation services and other revenue for the year ended June 30, 2019 decreased by $3.2 million, or 23%, to $10.8 million from $14.0 million for the year ended June 30, 2018.  Implementation services and other revenue decreased primarily due to the change in the treatment of implementation fees related to our proprietary products. Historically, we recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional information.

Implementation services and other revenue for the year ended June 30, 2018 increased by $2.4 million, or 21%, to $14.0 million from $11.6 million for the year ended June 30, 2017 primarily due to the changes in the number of new clients and product mix year over year.

Cost of Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$	%	$	%
Cost of recurring revenues	$85,399	$104,009	$125,211	$18,610	22%	$21,202	20%
Percentage of recurring revenues	30%	29%	27%
Recurring gross margin	70%	71%	73%
Cost of implementation services and other	$38,588	$45,188	$28,640	$6,600	17%	$(16,548)	(37)%
Percentage of implementation services and other	334%	323%	265%
Implementation gross margin	(234)%	(223)%	(165)%

Cost of Recurring Revenues

Cost of recurring revenues for the year ended June 30, 2019 increased by $21.2 million, or 20%, to $125.2 million from $104.0 million for the year ended June 30, 2018. Cost of recurring revenues increased primarily as a result of the continued growth of our business, in particular, $10.4 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $7.5 million in delivery and other processing-related fees and $2.6 million in increased internal-use software amortization. Recurring gross margin increased from 71% in fiscal 2018 to 73% in fiscal 2019.

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

Cost of Implementation Services and Other

Cost of implementation services and other for the year ended June 30, 2019 decreased by $16.5 million, or 37%, to $28.6 million from $45.2 million for the year ended June 30, 2018. The decrease in cost of implementation services and other was primarily due to the deferral and amortization of certain implementation costs over a period of 7 years related to our proprietary products upon the adoption of Topic 606 on July 1, 2018, partially offset by additional employee-related costs resulting from additional personnel. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional information regarding the adoption of Topic 606.

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

Operating Expenses

($ in thousands)

Sales and Marketing

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$ %		$ %
Sales and marketing	$77,506	$95,484	$112,599	$17,978	23%	$17,115	18%
Percentage of total revenues	26%	25%	24%

Sales and marketing expenses for the year ended June 30, 2019 increased by $17.1 million, or 18%, to $112.6 million from $95.5 million for the year ended June 30, 2018. The increase in sales and marketing expense was primarily the result of $14.2 million of additional employee-related costs from the expansion of our sales team net of the deferral and amortization of certain selling and commissions costs over a period of 7 years related to the adoption of Topic 606 on July 1, 2018. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional information regarding the adoption of Topic 606.

Sales and marketing expenses for the year ended June 30, 2018 increased by $18.0 million, or 23%, to $95.5 million from $77.5 million for the year ended June 30, 2017. The increase in sales and marketing expense was primarily the result of $15.7 million of additional employee-related costs from the expansion of our sales team (including management, sales engineers, direct sales, sales administration and sales lead generation support) and $1.0 million of additional stock-based compensation associated with our equity incentive plan.

Research and Development

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$ %		$ %
Research and development	$29,098	$37,645	$50,329	$8,547	29%	$12,684	34%
Percentage of total revenues	10%	10%	11%

Research and development expenses for the year ended June 30, 2019 increased by $12.7 million, or 34%, to $50.3 million from $37.6 million for the year ended June 30, 2018. The increase in research and development expenses was primarily the result of $14.3 million of additional employee-related costs related to additional development personnel and $2.3 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $5.3 million.

Research and development for the year ended June 30, 2018 increased by $8.5 million, or 29%, to $37.6 million from $29.1 million for the year ended June 30, 2017. The increase in research and development expenses was primarily the result of $9.6 million of additional employee-related costs related to additional development personnel and $0.9 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $2.8 million.

General and Administrative

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$ %		$ %
General and administrative	$62,123	$79,252	$94,630	$17,129	28%	$15,378	19%
Percentage of total revenues	21%	21%	20%

General and administrative expenses for the year ended June 30, 2019 increased by $15.4 million, or 19%, to $94.6 million from $79.3 million for the year ended June 30, 2018. The increase in general and administrative expense was primarily the result of $7.5 million of additional employee-related costs and $5.7 million in additional stock-based compensation associated with our equity incentive plan.

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

Other Income

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$ %		$ %
Other income	$73	$802	$1,822	$729	999%	$1,020	127%
Percentage of total revenues	0%	0%	0%

Other income for the year ended June 30, 2019 increased by $1.0 million as compared to the year ended June 30, 2018. The increase in other income was primarily due to interest income from investing a portion of our excess cash and cash equivalents in marketable securities starting in July 2018, partially offset by loss on the disposal of property and equipment.

Other income for the year ended June 30, 2018 increased by $0.7 million as compared to the year ended June 30, 2017. The increase in other income was primarily due to higher average interest rates as well as higher average daily balances for our cash and cash equivalents.

Income Tax Expense (Benefit)

				Change from		Change from
	Year Ended June 30,			2017 to 2018		2018 to 2019
	2017	2018	2019	$	%	$ %
Income tax expense (benefit)	$651	$(21,847)	$4,223	$(22,498)	*	$26,070 *
Percentage of total revenues	0%	(6)%	0%

*Not Meaningful

The difference in income tax expense (benefit) for the year ended June 30, 2019 as compared to the year ended June 30, 2018 was primarily due to $41.3 million higher pre-tax income in the year ended June 30, 2019 in addition to a non-recurring tax benefit of $22.8 million generated by the release of our valuation allowance during the year ended June 30, 2018.

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

See Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

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

Revenue Recognition

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) effective as of July 1, 2018 using the modified retrospective method of transition, which limited the application of the new standard only to contracts that were not completed as of the effective date.  Under Topic 606, we recognize revenue when we transfer control of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to for those goods or services.

We derive our revenue from contracts with clients predominantly from recurring and non-recurring service fees. Recurring fees are derived from payroll and HR related services including time and attendance, employee administration and benefits enrollment and administration services. Payroll services are delivered on a weekly, biweekly, semi-monthly, or monthly basis depending upon the payroll frequency of the client and on an annual basis if a client selects W-2 preparation and processing services. HR related services are typically delivered on a monthly basis.

The majority of our recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of a client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription based fees which can include payroll, time and attendance and HR related services, we recognize the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. We believe that the total fees charged to our clients is indicative of the standalone selling price as these fees are within the range of prices typically charged for our services to our clients. Even though our subscription-based services include multiple performance obligations, we do not believe it is meaningful to determine the standalone selling price for each service separately since these services are delivered and related revenue recognized within the same period.

We have certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 preparation services.

Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, our cloud-based modules. These implementation activities are considered set-up activities. We have determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.

Capitalized Internal-Use Software Costs

We apply ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Software development costs are capitalized when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. We also capitalize certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs. Capitalized employee costs are limited to the time directly spent on such projects.

Internal-use software is amortized on a straight-line basis, generally over a 24 or 36-month period. We evaluate the useful lives of these assets on an annual basis and test for impairments whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software during the years ended June 30, 2017, 2018 or 2019. We capitalized $15.4 million, $18.0 million, and $23.3 million of internal-use software costs for the years ended June 30, 2017, 2018 and 2019, respectively, including stock-based compensation costs of $1.8 million, $2.0 million and $2.8 million for the years ended June 30, 2017, 2018 and 2019, respectively. We amortized $9.4 million, $14.3 million, and $16.9 million of capitalized internal-use software costs for the years ended June 30, 2017, 2018 and 2019, respectively. In fiscal 2017, fiscal 2018 and fiscal 2019, we developed significant additional functionality in several of our modules. This development resulted in an increase in capitalized internal-use software costs in fiscal 2019 as compared to fiscal 2018 and in fiscal 2018 as compared to fiscal 2017.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2017, 2018 or 2019 as a result of our qualitative assessments over our single reporting segment.

Intangible assets are comprised primarily of client relationship acquisitions and are reported net of accumulated amortization on the consolidated balance sheets. Client relationships use the straight-line method of amortization over a seven to nine-year time frame, while the non-solicitation agreements uses the straight-line method of amortization over two to four year life of the agreements. Amortization expense associated with our intangible assets was $1.5 million, $1.7 million and $2.3 million during the years ended June 30, 2017, 2018 and 2019, respectively. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no such events or changes in circumstances during the years ended June 30, 2017, 2018 or 2019.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Based on the amount of positive evidence present from cumulative income in recent years, we released a substantial portion of our valuation allowance during the year ended June 30, 2018.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The share repurchase program completed during the first quarter of fiscal 2019 was funded by our cash flows from operations. As of June 30, 2019, our principal source of liquidity was $132.5 million of cash and cash equivalents and $30.0 million of total corporate investments. In July 2018, we started investing portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We believe that our investments in unrealized loss positions as of June 30, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would change that conclusion.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and corporate investments and utilize our credit facility that we recently entered into in July 2019 to satisfy those needs. Refer to Note 17 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional detail on the credit agreement.

Funds held for clients and client fund obligations will vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle transaction volumes for the foreseeable future.

We believe our current cash and cash equivalents, corporate investments and cash flow from operations will be sufficient to meet our working capital, capital expenditure, share repurchases, if any, and other investment requirements for at least the next 12 months.

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2017 (1)	2018 (1)	2019
Net cash provided by operating activities	$61,980	$97,866	$115,032
Cash flows from investing activities:
Purchases of available-for-sale securities and other	—	(196,597)	(250,685)
Proceeds from sales and maturities of available-for-sale securities	—	73,044	246,243
Capitalized internal-use software costs	(13,641)	(15,638)	(20,142)
Purchases of property and equipment	(21,338)	(21,676)	(11,280)
Lease allowances used for tenant improvements	(2,845)	(11,754)	(7,480)
Acquisition of business, net of cash and funds held for clients' cash and cash equivalents	—	(6,658)	—
Net cash used in investing activities	(37,824)	(179,279)	(43,344)
Cash flows from financing activities:
Net change in client fund obligations	(297,163)	281,467	168,855
Payment of contingent consideration	—	—	(1,000)
Repurchases of common shares	—	—	(34,991)
Proceeds from exercise of stock options	34	—	85
Proceeds from employee stock purchase plan	3,677	4,304	5,982
Taxes paid related to net share settlement of equity awards	(11,342)	(10,554)	(24,207)
Excess tax benefits from stock-based compensation	447	—	—
Net cash provided by (used in) financing activities	(304,347)	275,217	114,724
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(280,191)	$193,804	$186,412

(1)  Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

Operating Activities

Net cash provided by operating activities was $62.0 million, $97.9 million and $115.0 million for the years ended June 30, 2017, 2018 and 2019, respectively.

The increase in net cash provided by operating activities from fiscal 2018 to fiscal 2019 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and tenant improvement allowances. The increase in net cash provided by operating activities from fiscal 2017 to fiscal 2018 was primarily due to improved operating results after adjusting for non-cash items, including stock-based compensation expense and depreciation and amortization expense partially offset by the change in deferred income tax related to non-cash tax adjustments. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional detail related to the change in deferred income tax. The increase was also due to an additional $8.9 million received for tenant improvement allowances.

Investing Activities

Net cash used in investing activities was $37.8 million, $179.3 million and $43.3 million, for the years ended June 30, 2017, 2018 and 2019, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest a portion of the funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities. Beginning in July 2018, we also began investing portions of our excess cash in marketable securities.

The change in net cash used in investing activities from fiscal 2018 to fiscal 2019 was primarily due to an increase in proceeds from sales and maturities of available-for-sale securities of $173.2 million, partially offset by an increase in purchases of available-for-sale securities and other of $54.1 million during the year ended June 30, 2019 as compared to the year ended June 30, 2018. Other changes in net cash used in investing activities were primarily due to $6.7 million in costs related to the acquisition of BeneFLEX during the year ended June 30, 2018 and decreases in purchases of property and equipment and lease allowances used for tenant improvements of $10.4 million and $4.3 million, respectively. The change in net cash used in investing activities from fiscal 2017 to fiscal 2018 was primarily due to $196.6 million in purchases of available-for-sale securities and other, partially offset by $73.0 million in sales and maturities available-for-sales securities as we started investing during fiscal 2018 for the first time. Other changes in investing activities were primarily due to an additional $8.9 million in lease allowances used for tenant improvements and $6.7 million in net cash used to acquire BeneFLEX during fiscal 2018.

Financing Activities

Net cash provided by (used in) financing activities was $(304.3) million, $275.2 million and $114.7 million for the years ended June 30, 2017, 2018 and 2019, respectively. The change in net cash provided by (used in) financing activities from fiscal 2018 to fiscal 2019 was primarily the result of a decrease of $112.6 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, $35.0 million in repurchases of common shares during fiscal 2019 and $13.7 million in additional taxes paid related to net share settlement of equity awards. The change in net cash provided by (used in) financing activities from fiscal 2017 to fiscal 2018 was primarily the result of an increase of $578.6 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $0.8 million increase in taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at June 30, 2019:

	Payment Due By Fiscal Period
	Total	2020	2021-2022	2023-2024	Thereafter
Operating lease obligations	$108,178	$10,449	$20,650	$17,678	$59,401
Unconditional purchase obligations	10,869	4,990	5,879	—	—
	$119,047	$15,439	$26,529	$17,678	$59,401

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $21.3 million, $21.7 million and $11.3 million for the years ended June 30, 2017, 2018 and 2019, respectively, exclusive of capitalized internal-use software costs of $13.6 million, $15.6 million, and $20.1 million for the same periods, respectively. We also spent $2.8 million, $11.8 million and $7.5 million in fiscal 2017, fiscal 2018, and fiscal 2019, respectively, on capital expenditures for which we received reimbursement for tenant improvement allowances.

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

Interest Rate Risk

As of June 30, 2019, we had cash and cash equivalents of $132.5 million, total corporate investments of $30.0 million and funds held for clients of $1,394.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities which were classified as available-for-sale securities as of June 30, 2019.  Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

 Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $0.1 million as of June 30, 2019. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities as of June 30, 2019.  Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-32 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2019.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2019, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2018, we adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2019, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2019, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2019, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2019, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed with Report

(1)    Financial Statements.

(2)    Exhibits.

The information required by this Item is set forth on the Exhibit Index immediately following this page.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	10-K	001-36348	3.2	August 11, 2017

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.2.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.2.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.3†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.4†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.5†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.6	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.7.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.7.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

10.7.3	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.8†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.10†	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.	10-K	001-36348	10.11	August 12, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11†	Executive Employment Agreement between Paylocity Corporation and Edward W. Gaty, dated August 8, 2016.	8-K	001-36348	10.1	August 9, 2016

10.12†	Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated September 18, 2017.	10-Q	001-36348	10.1	November 3, 2017

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1	List of Subsidiaries of the Registrant.	10-K	001-36348	21.1	August 10, 2018

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 64 to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 9, 2019

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

Signature	Title	Date

/s/ Steven R. Beauchamp	Chief Executive Officer (Principal Executive Officer) and Director	August 9, 2019
Steven R. Beauchamp

/s/ Toby J. Williams	Chief Financial Officer (Principal Financial Officer)	August 9, 2019
Toby J. Williams

/s/ Andrew Cappotelli	Chief Accounting Officer (Principal Accounting Officer)	August 9, 2019
Andrew Cappotelli
/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 9, 2019
Steven I. Sarowitz

/s/ Virginia G. Breen	Director	August 9, 2019
Virginia G. Breen

/s/ Ellen Carnahan	Director	August 9, 2019
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 9, 2019
Jeffrey T. Diehl

/s/ Andres D. Reiner	Director	August 9, 2019
Andres D. Reiner

/s/ Ronald V. Waters, III	Director	August 9, 2019
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Paylocity Holding Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs for the year ended June 30, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective July 1, 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures.

Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of implementation services

As discussed in Note 2(s) to the Company’s consolidated financial statements, the Company determined that implementation services for its proprietary products are not a separate performance obligation under Topic 606 for contracts entered into after July 1, 2018. This determination required the Company to apply significant judgment in evaluating whether the implementation services provide an incremental benefit to the customer when considering the inability of third parties to perform the Company’s implementation services.

We identified the determination that the implementation services are not a separate performance obligation as a critical audit matter. The principal considerations included the degree of subjectivity involved in assessing the incremental benefit to the customer, if any, and determining that third parties were no longer able to perform such implementation services.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls to assess if the accounting policy determinations are reflective of the actual underlying business transactions. We obtained and inspected internal and external documentation to assess if third parties were able to perform implementation services subsequent to June 30, 2018.  We also evaluated the Company’s conclusion that no incremental benefit is provided to the customer, through inspection of internal documentation and consideration of relevant publicly available information about the Company and its competitors.

Determination of capitalized internal-use software development costs

As discussed in Notes 2(g) and 6 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $27 million as of June 30, 2019. The Company capitalized $23 million of internal-use software costs during the year ended June 30, 2019.

We identified the determination of capitalized internal-use software development costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects met the capitalization criteria.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to capitalize internal-use software development costs, including controls over the determination of which software development projects met the capitalization criteria. We evaluated the Company’s current year software project capitalization conclusions, and discussed the objective and status of the software projects with IT department management to assess those conclusions.  We also assessed the reliability of the Company’s conclusions through confirmations with a sample of individual software developers regarding the nature of their development activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
August 9, 2019

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$137,193	$132,476
Corporate investments	732	29,314
Accounts receivable, net	3,453	4,358
Deferred contract costs	—	21,677
Prepaid expenses and other	11,248	13,895

Total current assets before funds held for clients	152,626	201,720
Funds held for clients	1,225,614	1,394,469

Total current assets	1,378,240	1,596,189
Capitalized internal-use software, net	21,094	27,486
Property and equipment, net	62,029	70,056
Intangible assets, net	13,002	10,751
Goodwill	9,590	9,590
Long-term deferred contract costs	—	81,422
Long-term prepaid expenses and other	1,504	1,975
Deferred income tax assets, net	22,140	6,472

Total assets	$1,507,599	$1,803,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,990	$3,954
Accrued expenses	42,241	57,625

Total current liabilities before client fund obligations	45,231	61,579
Client fund obligations	1,225,614	1,394,469

Total current liabilities	1,270,845	1,456,048
Deferred rent	22,812	31,263
Other long-term liabilities	1,118	1,723
Deferred income tax liabilities, net	—	6,943

Total liabilities	$1,294,775	$1,495,977
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2018 and June 30, 2019	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2018 and June 30, 2019; 52,758 shares issued and outstanding at June 30, 2018 and 53,075 shares issued and outstanding at June 30, 2019	53	53
Additional paid-in capital	219,588	207,982
Retained earnings (accumulated deficit)	(6,678)	99,817
Accumulated other comprehensive income (loss)	(139)	112
Total stockholders’ equity	$212,824	$307,964
Total liabilities and stockholders’ equity	$1,507,599	$1,803,941

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended June 30,
	2017	2018	2019
Revenues:
Recurring fees	$284,817	$354,432	$436,955
Interest income on funds held for clients	3,631	9,093	19,881

Total recurring revenues	288,448	363,525	456,836
Implementation services and other	11,562	14,002	10,797

Total revenues	300,010	377,527	467,633
Cost of revenues:
Recurring revenues	85,399	104,009	125,211
Implementation services and other	38,588	45,188	28,640

Total cost of revenues	123,987	149,197	153,851
Gross profit	176,023	228,330	313,782
Operating expenses:
Sales and marketing	77,506	95,484	112,599
Research and development	29,098	37,645	50,329
General and administrative	62,123	79,252	94,630

Total operating expenses	168,727	212,381	257,558
Operating income	7,296	15,949	56,224
Other income	73	802	1,822

Income before income taxes	7,369	16,751	58,046
Income tax expense (benefit)	651	(21,847)	4,223

Net income	$6,718	$38,598	$53,823

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities, net of tax	—	(139)	251
Total other comprehensive income (loss), net of tax	—	(139)	251
Comprehensive income	$6,718	$38,459	$54,074

Net income per share:
Basic	$0.13	$0.74	$1.02
Diluted	$0.12	$0.70	$0.97

Weighted-average shares used in computing net income per share:
Basic	51,415	52,425	52,914
Diluted	54,057	54,887	55,414

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at June 30, 2016	51,132	$51	$171,515	$(51,994)	$—	$119,572
Stock-based compensation	—	—	28,507	—	—	28,507
Stock options exercised	691	1	8,550	—	—	8,551
Issuance of common stock upon vesting of restricted stock units	255	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127	—	3,677	—	—	3,677
Net settlement for taxes and/or exercise price related to equity awards	(467)	—	(19,859)	—	—	(19,859)
Excess tax benefits from stock-based compensation	—	—	447	—	—	447
Net income	—	—	—	6,718	—	6,718
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	32,378	—	—	32,378
Stock options exercised	839	1	8,001	—	—	8,002
Issuance of common stock upon vesting of restricted stock units	452	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	108	—	4,304	—	—	4,304
Net settlement for taxes and/or exercise price related to equity awards	(379)	—	(17,932)	—	—	(17,932)
Unrealized losses on securities, net of tax	—	—	—	—	(139)	(139)
Net income	—	—	—	38,598	—	38,598
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	41,525	—	—	41,525
Stock options exercised	378	—	4,882	—	—	4,882
Issuance of common stock upon vesting of restricted stock units	660	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	116	—	5,982	—	—	5,982
Net settlement for taxes and/or exercise price related to equity awards	(395)	—	(29,004)	—	—	(29,004)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	251	251
Net income	—	—	—	53,823	—	53,823
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2017(1)	2018(1)	2019
Cash flows from operating activities:
Net income	$6,718	$38,598	$53,823
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	26,734	30,354	38,765
Depreciation and amortization expense	21,027	30,202	34,564
Deferred income tax expense (benefit)	152	(21,870)	4,134
Provision for doubtful accounts	113	296	283
Net accretion of discounts and amortization of premiums on available-for-sale securities	—	(443)	(2,230)
Net realized losses on sales of available-for-sale securities	—	2	—
Loss on disposal of equipment	253	227	454
Changes in operating assets and liabilities:
Accounts receivable	(472)	(1,494)	(1,188)
Deferred contract costs	—	—	(34,992)
Prepaid expenses and other	(2,074)	(2,141)	389
Accounts payable	219	740	(75)
Accrued expenses	6,465	11,641	13,625
Tenant improvement allowance	2,845	11,754	7,480
Net cash provided by operating activities	61,980	97,866	115,032
Cash flows from investing activities:
Purchases of available-for-sale securities and other	—	(196,597)	(250,685)
Proceeds from sales and maturities of available-for-sale securities	—	73,044	246,243
Capitalized internal-use software costs	(13,641)	(15,638)	(20,142)
Purchases of property and equipment	(21,338)	(21,676)	(11,280)
Lease allowances used for tenant improvements	(2,845)	(11,754)	(7,480)
Acquisition of business, net of cash and funds held for clients' cash and cash equivalents	—	(6,658)	—
Net cash used in investing activities	(37,824)	(179,279)	(43,344)
Cash flows from financing activities:
Net change in client fund obligations	(297,163)	281,467	168,855
Payment of contingent consideration	—	—	(1,000)
Repurchases of common shares	—	—	(34,991)
Proceeds from exercise of stock options	34	—	85
Proceeds from employee stock purchase plan	3,677	4,304	5,982
Taxes paid related to net share settlement of equity awards	(11,342)	(10,554)	(24,207)
Excess tax benefits from stock-based compensation	447	—	—
Net cash provided by (used in) financing activities	(304,347)	275,217	114,724
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(280,191)	193,804	186,412
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	1,326,118	1,045,927	1,239,731
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$1,045,927	$1,239,731	$1,426,143
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$—	$1,956	$1,264
Purchase of property and equipment and internal-use software, accrued but not paid	$667	$659	$4,260
Supplemental Disclosure of Cash Flow Information
Cash paid (refunds received) for income taxes	$28	$(53)	$412
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$103,468	$137,193	$132,476
Funds held for clients' cash and cash equivalents	942,459	1,102,538	1,293,667
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,045,927	$1,239,731	$1,426,143
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

PAYLOCITY HOLDING CORPORATION

Notes to the Consolidated Financial Statements

(all amounts in thousands, except per share data)

(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of payroll and human capital management software solutions for medium-sized organizations. Services are provided in a Software-as-a-Service (“SaaS”) delivery model utilizing the Company’s cloud-based platform. The Company’s comprehensive product suite delivers a unified platform that allows clients to make strategic decisions in the areas of payroll, core HR, workforce management, talent and benefits.

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

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019, and as a result, reclassified $732 as of June 30, 2018 from Prepaid expenses and other on the consolidated balance sheets to Corporate investments in order to conform to the current year’s presentation.

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

(d) Funds Held For Clients, Corporate Investments and Client Fund Obligations

The Company obtains funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients represent assets that are used solely for the purposes of satisfying the obligations to remit funds relating to payroll and payroll tax filing services. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client fund obligations. Funds held for clients is primarily comprised of cash and cash equivalents invested in demand deposit accounts. The Company also invests a portion of its funds held for clients and corporate funds in marketable securities.

Marketable securities classified as available-for-sale are recorded at fair value on the consolidated balance sheets. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive income. Interest on marketable securities included in funds held for clients is reported as interest income on funds held for clients and interest on corporate investments is reported as other income on the consolidated statements of operations and comprehensive income, respectively.

The Company reviews the composition of its portfolio for any available-for-sale security that has a fair value that falls below its amortized cost. If any security fits this criterion, the Company further evaluates whether other-than-temporary impairment exists by considering whether the Company has the intent and ability to retain the security for a period of time sufficient enough to allow for anticipated fair value recovery. The Company did not record any other-than-temporary impairment charges during the years ended June 30, 2018 or 2019.

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

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2017	2018	2019
Balance at the beginning of the year	$193	$266	$375
Charged to expense	113	296	283
Write-offs	(40)	(187)	(185)
Balance at the end of the year	$266	$375	$473

(f) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid licensing fees, prepaid insurance premiums, deposits with vendors, and time clocks available for sale or lease.

(g) Capitalized Internal-Use Software

The Company applies Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Internal-use software costs are capitalized when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs, such as consulting fees. Capitalized employee costs are limited to the time directly spent on such projects.

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

(i) Intangible Assets, Net of Accumulated Amortization

Intangible assets are comprised primarily of acquired client relationships and are reported net of accumulated amortization on the consolidated balance sheets. Client relationships use the straight-line method of amortization over a seven or nine-year time frame from the date of acquisition, while non-solicitation agreements use the straight-line method of amortization over the term of the related agreements. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2017, 2018 or 2019 as a result of the Company’s qualitative assessments over its single reporting segment.

(k) Deferred Rent

The Company has operating lease agreements for its office space, which contain provisions for future rent increases, periods of rent abatement and build-out allowances. The Company records monthly rent expense for each lease equal to the total payments due over the lease term, divided by the number of months of the lease term. Build-out allowances are recorded as part of leasehold improvements and the incentive is amortized over the lease term against depreciation. The difference between recorded rent expense and the amount paid is included in Accrued expenses and Deferred rent in the accompanying consolidated balance sheets.

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

Deferred tax assets may be reduced by a valuation allowance to the extent we determine it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company is required to consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income among other items, in determining whether a full or partial release of its valuation allowance is required. The Company is also required to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. The Company’s accounting for deferred tax consequences represents the best estimate of those future events.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. When applicable, the Company records interest and penalties as an element of income tax expense.

Refer to Note 11 for additional information on income taxes.

(m) Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), effective as of July 1, 2018.  Topic 606 requires revenue to be recognized when an entity transfers control of goods or services to a customer in an amount that reflects the consideration to which a company also expects to be entitled to for those goods or services.  To achieve this core principle, the Company recognizes revenue from contracts with customers based on the following five steps:

1)	Identify the contract with a customer;
2)	Identify the performance obligations in the contract;
3)	Determine the transaction price;
4)	Allocate the transaction price to performance obligations in the contract; and
5)	Recognize revenue when or as the Company satisfies a performance obligation.

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company began entering into term arrangements in fiscal 2018, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services as follows:

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

The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription based fees which can include payroll, time and attendance, and HR related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee.

The Company has certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 services.

Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.

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

The following table, consistent with the presentation on the consolidated statements of operations and comprehensive income, disaggregates revenue by recurring fees and implementation services and other, representing the major categories of revenue:

Year Ended
June 30, 2019
Recurring fees	$436,955
Implementation services and other	10,797
Total revenues from contracts	$447,752

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract.  The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

Year Ended
June 30, 2019
Balance at beginning of the year	$—
Deferral of revenue	13,254
Revenue recognized	(6,965)
Balance at end of the year	$6,289

Deferred revenue related to these nonrefundable upfront fees are recorded within accrued expenses and other long-term liabilities on the consolidated balance sheets. The Company expects to recognize these deferred revenue balances of $4,738 in fiscal 2020, $1,418 in fiscal 2021, and $133 thereafter.

Deferred contract costs

The Company defers certain selling and commission costs that meet the capitalization criteria under ASC 340-40, which were expensed as incurred prior to the adoption of Topic 606. The Company also capitalizes certain costs to fulfill a contract related to its proprietary products if they are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered under ASC 340-40. As discussed in Note 2(s), the Company determined that implementation services related to its proprietary products are not separate performance obligations for contracts entered into after July 1, 2018. Implementation fees are treated as nonrefundable upfront fees and the related implementation costs are required to be capitalized and amortized over the expected period of benefit, which is the period in which the Company expects to recover the costs and enhance its ability to satisfy future performance obligations.

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

The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	For the Year Ended June 30, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$68,107	$30,994	$(16,998)	$82,103
Costs to fulfill a contract	—	22,739	(1,743)	20,996
Total	$68,107	$53,733	$(18,741)	$103,099

Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the consolidated balance sheets. Amortization of deferred contract costs is recorded in Implementation services and other cost of revenue, Sales and marketing, and General and administrative in the consolidated statements of operations and comprehensive income.

Remaining Performance Obligations

The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term based contracts was approximately $43,181 as of June 30, 2019, which will be generally recognized over the next 24 months.

(n) Cost of Revenues

Cost of revenues consists primarily of the cost of recurring revenues and implementation services. Cost of recurring revenues consist primarily of costs to provide recurring services and support to the Company’s clients and includes amortization of capitalized internal-use software. The Company expenses these costs when incurred. Cost of implementation services and other consist primarily of costs to provide implementation and other services. Such costs were previously expensed when incurred, but after the adoption of Topic 606 and ASC 340-40, cost of revenues for implementation services for the Company’s proprietary products are amortized over a period of 7 years.

(o) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $199,  $179 and $283 for the years ended June 30, 2017, 2018 and 2019, respectively.

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

(s) Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes a majority of existing revenue recognition guidance under GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling a contract under Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers. The Company adopted the new standard, including subsequent amendments and Subtopic 340-40, effective as of July 1, 2018 using the modified retrospective method of transition, which limited the application of the new standard only to contracts that were not completed as of the effective date. The adoption of Topic 606 did not have a material impact in the timing or amount of revenue recognized. However, it did have a material impact on its consolidated balance sheet due to the deferral of costs of obtaining and fulfilling a contract as detailed below. The Company has updated its control framework for new internal controls and has updated existing controls relating to the new standard.

Under the legacy revenue standard through fiscal 2018, the Company accounted for implementation and recurring services each as a separate unit of account. The Company was able to establish standalone value for implementation services as supported by the activity of third-party resellers and other vendors that performed certain implementation services. The Company observed that third party implementation activity had continued to decrease over time and at the same time, the Company had invested in proprietary modules and processes that impact implementation activities. The Company determined that from July 1, 2018 forward it no longer had a sufficient basis to establish standalone value of implementations for its proprietary products due to the culmination of the changes to the Company’s modules and processes that eliminated the ability of third parties to perform implementation services. Similarly, the Company determined that these implementation services are not a separate performance obligation under Topic 606 for contracts entered into after July 1, 2018 and the associated implementation fees are treated as nonrefundable upfront fees which are deferred and amortized over a period of time instead of recognized upon completion. The Company recognized $2,191, net of deferred taxes, of contract assets for implementation fees related to open contracts as of July 1, 2018, which began when the Company was still able to establish standalone value for implementation activities. This adjustment was recorded through retained earnings (accumulated deficit) in the statement of changes in stockholder’s equity upon adoption on July 1, 2018.

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

The following table summarizes the impact from the adoption of Topic 606 on the Company’s consolidated statements of operations and comprehensive income:

	Year Ended June 30, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Operations
Revenues
Recurring fees	$436,955	$438,685	$(1,730)
Implementation services and other	10,797	4,786	6,011
Cost of Revenues
Implementation services and other	28,640	49,252	(20,612)
Operating expenses
Sales and marketing	112,599	126,331	(13,732)
General and administrative	94,630	95,278	(648)
Income tax expense (benefit)	4,223	(5,964)	10,187
Net income	53,823	24,737	29,086

The following table summarizes the impact from the adoption of Topic 606 on the Company’s consolidated balance sheet:

	June 30, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Balance Sheet
Assets
Deferred contract costs	$21,677	$—	$21,677
Prepaid expenses and other	13,895	12,823	1,072
Long-term deferred contract costs	81,422	—	81,422
Long-term prepaid expenses and other	1,975	1,821	154
Deferred income tax assets, net	6,472	28,107	(21,635)
Liabilities
Accrued expenses	57,625	54,541	3,084
Other long-term liabilities	1,723	10,818	(9,095)
Deferred income tax liabilities, net	6,943	—	6,943
Stockholders' Equity
Retained earnings (accumulated deficit)	99,817	18,059	81,758

The following table summarizes the impact from the adoption of Topic 606 on the Company’s consolidated statement of cash flows:

	Year Ended June 30, 2019
	As Reported	Balances under	Impact from
	(Topic 606)	ASC 605	Adoption
Statement of Cash Flows
Net income	$53,823	$24,737	$29,086
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	4,134	(6,053)	10,187
Changes in operating assets and liabilities:
Deferred contract costs	(34,992)	—	(34,992)
Prepaid expenses and other	389	(1,341)	1,730
Accrued expenses	13,625	19,636	(6,011)
Net cash provided by operating activities	115,032	115,032	—

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash: a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which requires that the statement of cash flows explain the change during a reporting period in total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Effective July 1, 2018, the Company adopted ASU 2016-18 on a retrospective basis and now includes funds held for clients’ cash and cash equivalents as a component of total cash, cash equivalents and funds held for clients’ cash and cash equivalents in the consolidated statement of cash flows. As a result, the Company reclassified certain amounts previously reported on the statement of cash flows for the years ending June 30, 2017 and 2018 to conform to the requirements of the new standard. The adoption of this standard had no impact to the Company’s balance sheets, statements of operations and comprehensive income or statements of changes in stockholders’ equity.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”) which incorporates the SEC’s Staff Accounting Bulletin 118 (“SAB 118”) issued on December 22, 2017. SAB 118 provides for a provisional measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act (the “Tax Act”), not to exceed one year from enactment of the new tax law. Entities are permitted to utilize reasonable estimates until they have finished analyzing the effects of the Tax Act. The Company recognized provisional income tax effects of the Tax Act during fiscal 2018 in accordance with SAB 118, and completed its accounting under the Tax Act in December 2018. Refer to Note 11 for additional information.

(t) Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company plans to adopt the new standard when it is effective on July 1, 2019 using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. The Company plans to elect the package of practical expedients and not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. In addition, the Company plans to adopt the lessee practical expedient to combine lease and non-lease components for all asset classes.  The Company will also elect to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less.

While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for operating leases; and (2) providing significant new disclosures about leasing activities. Upon adoption, the Company expects to recognize lease liabilities ranging between $82,000 and $87,000.

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

(3) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$137,193	$—	$—	$137,193
Funds held for clients' cash and cash equivalents	1,102,541	—	(3)	1,102,538
Available-for-sale securities:
Commercial paper	50,703	3	(4)	50,702
Corporate bonds	37,508	8	(134)	37,382
Asset-backed securities	25,901	1	(55)	25,847
U.S. treasury securities	9,879	—	(2)	9,877
Total available-for-sale securities (1)	123,991	12	(195)	123,808
Total investments	$1,363,725	$12	$(198)	$1,363,539

(1)	Included within the fair value of total available-for-sale securities above is $732 of corporate investments and $123,076 of funds held for clients.

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$132,478	$—	$(2)	$132,476
Funds held for clients' cash and cash equivalents	1,293,673	—	(6)	1,293,667
Available-for-sale securities:
Commercial paper	63,397	33	(2)	63,428
Corporate bonds	27,044	59	(4)	27,099
Asset-backed securities	26,488	55	(3)	26,540
U.S. treasury securities	13,736	21	-	13,757
Total available-for-sale securities (2)	130,665	168	(9)	130,824
Total investments	$1,556,816	$168	$(17)	$1,556,967

(2)	Included within the fair value of total available-for-sale securities above is $30,022 of corporate investments and $100,802 of funds held for clients.

The Company began investing corporate funds in available-for-sale securities during the first quarter of fiscal 2019 and as a result, reclassified $732 as of June 30, 2018 from Prepaid expenses and other on the consolidated balance sheets to Corporate investments in order to conform to the current year’s presentation. Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper and short-term U.S. treasury securities as of June 30, 2018 and 2019.

Classification of investments on the consolidated balance sheets is as follows:

	June 30,	June 30,
	2018	2019
Cash and cash equivalents	$137,193	$132,476
Corporate investments	732	29,314
Funds held for clients	1,225,614	1,394,469
Long-term prepaid expenses and other	—	708
Total investments	$1,363,539	$1,556,967

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2018
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(4)	$23,657	$—	$—	$(4)	$23,657
Corporate bonds	(134)	29,122	—	—	(134)	29,122
Asset-backed securities	(55)	17,960	—	—	(55)	17,960
U.S. treasury securities	(2)	4,933	—	—	(2)	4,933
Total available-for-sale securities	$(195)	$75,672	$—	$—	$(195)	$75,672

	June 30, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(2)	$19,055	$—	$—	$(2)	$19,055
Corporate bonds	(1)	1,500	(3)	3,701	(4)	5,201
Asset-backed securities	(1)	386	(2)	2,958	(3)	3,344
Total available-for-sale securities	$(4)	$20,941	$(5)	$6,659	$(9)	$27,600

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income (loss) for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2018 or 2019. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2018 and 2019.

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive income (loss) during the years ended June 30, 2018 or 2019, nor does it believe that OTTI exists in its portfolio as of June 30, 2019. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of June 30, 2019.

Expected maturities of available-for-sale securities at June 30, 2019 are as follows:

	Amortized
	cost	Fair value
One year or less	$123,116	$123,238
One year to two years	7,549	7,586
Total available-for-sale securities	$130,665	$130,824

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2018 and June 30, 2019 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and US treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2018 or 2019, and the Company did not transfer assets between Levels during the years ended June 30, 2018 or 2019.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$137,193	$137,193	$—	$—
Funds held for clients' cash and cash equivalents	1,102,538	1,076,414	26,124	—
Available-for-sale securities:
Commercial paper	50,702	—	50,702	—
Corporate bonds	37,382	—	37,382	—
Asset-backed securities	25,847	—	25,847	—
U.S. treasury securities	9,877	—	9,877	—
Total available-for-sale securities	123,808	—	123,808	—
Total investments	$1,363,539	$1,213,607	$149,932	$—

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$132,476	$116,387	$16,089	$—
Funds held for clients' cash and cash equivalents	1,293,667	1,244,856	48,811	—
Available-for-sale securities:
Commercial paper	63,428	—	63,428	—
Corporate bonds	27,099	—	27,099	—
Asset-backed securities	26,540	—	26,540	—
U.S. treasury securities	13,757	—	13,757	—
Total available-for-sale securities	130,824	—	130,824	—
Total investments	$1,556,967	$1,361,243	$195,724	$—

(5) Business Combinations

In March 2018, the Company acquired substantially all the assets of BeneFLEX HR Resources, Inc. (“BeneFLEX”), a third party employee benefits administrator, for $7,658, net of cash and funds held for clients’ cash and cash equivalents acquired. BeneFLEX administers employee benefit plans, including flexible spending accounts, health savings accounts, health reimbursement accounts, COBRA, and others. The Company paid $6,658 upon closing and paid an additional $1,000 in fiscal 2019 based on BeneFLEX having attained certain revenue targets. This acquisition expanded the portfolio of services available to the Company’s clients by allowing it to provide additional benefit administration solutions to its clients, prospects, and broker partners.

The Company accounts for business combinations in accordance with ASC 805 (Business Combinations). The Company recorded the acquisition using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition. The Company determined the fair value of identifiable intangible assets acquired primarily by using an income approach.

The following table summarizes the allocation of the purchase price for BeneFLEX:

At March 8, 2018
Goodwill	$3,587
Client relationships	5,550
Non-solicitation agreements	240
Net liabilities assumed	(1,719)
Total purchase price	$7,658

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition. Pro forma information was not presented because the effect of the acquisition was not material to the Company’s consolidated financial statements. Goodwill associated with this acquisition is amortized over a period of 15 years for income tax purposes. Direct costs related to the acquisitions were recorded as General and administrative expenses as incurred.

(6) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2018	2019
Capitalized internal-use software	$67,678	$90,991
Accumulated amortization	(46,584)	(63,505)
Capitalized internal-use software, net	$21,094	$27,486

Amortization of capitalized internal-use software amounted to $9,447,  $14,315 and $16,921 for the years ended June 30, 2017,  2018 and 2019, respectively and is included in Cost of revenues—Recurring revenues.

(7) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2018	2019
Office equipment	$3,743	$4,406
Computer equipment	29,768	36,798
Furniture and fixtures	10,382	11,857
Software	5,965	6,332
Leasehold improvements	36,366	44,350
Time clocks rented by clients	4,534	4,679
Total	90,758	108,422
Accumulated depreciation	(28,729)	(38,366)
Property and equipment, net	$62,029	$70,056

Depreciation expense amounted to $10,068,  $14,192 and $15,392 for the years ended June 30, 2017, 2018 and 2019, respectively.

(8) Goodwill and Intangible Assets

There were no changes to goodwill between the year ended June 30, 2018 and June 30, 2019. The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	June 30,	Useful
	2018	2019	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(5,728)	(7,979)
Intangible assets, net	$13,002	$10,751

Amortization expense for acquired intangible assets was $1,512, $1,695 and $2,251 for the years ended June 30, 2017, 2018 and 2019, respectively.  Future amortization expense for acquired intangible assets is as follows, as of June 30, 2019:

Year ending June 30,
2020	$2,251
2021	2,251
2022	2,232
2023	2,118
2024	1,356
Thereafter	543
Total	$10,751

(9) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2018	2019
Accrued payroll and personnel costs	$31,206	$39,095
Lease exit obligations	2,143	1,482
Deferred revenue	654	5,572
Other	8,238	11,476
Total accrued expenses	$42,241	$57,625

(10) Leases

The Company primarily leases office space in Illinois, Florida, Idaho and other U.S. states under non-cancellable operating leases expiring on various dates from August 2019 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from July 2019 through July 2024.

In June 2016, the Company entered into a lease for approximately 310 rentable square feet of office space located in Schaumburg, Illinois. The Company currently utilizes the leased premises as its headquarters, relocating from its previous headquarters in Arlington Heights, Illinois in the fourth quarter of fiscal 2018. In connection with relocating to its new headquarters, the Company ceased using approximately 126 rentable square feet of its former headquarters in fiscal 2018 and fiscal 2019 and exited the office space lease prior to the lease’s contractual termination. The Company recognized $2,336 and $423 in early lease exit costs during the years ended June 30, 2018 and 2019, respectively, that are included in General and administrative expense in its consolidated statements of operations and comprehensive income.

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

Balance at June 30, 2018	$3,261
Additions	611
Payments	(2,336)
Adjustments	111
Balance at June 30, 2019	$1,647

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and future rent increases. Rental expense for operating leases, including amortization of leasehold improvements, was $8,571,  $12,293 and $13,698 for the years ended June 30, 2017, 2018 and 2019, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2019 are:

Year ending June 30,
2020	$10,449
2021	11,150
2022	9,500
2023	8,840
2024	8,838
Later years, through 2032	59,401
Total minimum lease payments	$108,178

(11) Income Taxes

(a) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2017, 2018 and 2019 consists of the following:

	Year ended June 30,
	2017	2018	2019
Current taxes
U.S. federal	$—	$294	$—
State and local	500	364	90
Deferred taxes:
U.S. federal	137	(15,167)	5,449
State and local	14	(7,338)	(1,316)
Total income tax expense (benefit)	$651	$(21,847)	$4,223

(b) Tax Rate Reconciliation

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the years ended June 30, 2017, and 27.55% for the year ended June 30, 2018 and 21% for the year ended June 30, 2019 to pretax income (loss) as a result of the following:

	Year ended June 30,
	2017	2018	2019
Income tax expense (benefit) at statutory federal rate	34.0%	27.6%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit, net of federal income tax benefit	(13.9)	(6.6)	(3.0)
Non-deductible expenses	9.3	4.6	1.3
Change in valuation allowance	(18.3)	(136.0)	0.3
Effect of Tax Cuts and Jobs Act	—	51.5	—
Stock-based compensation expense	—	(58.3)	(10.4)
State and local income taxes, net of federal income tax benefit	(2.7)	(13.5)	(2.0)
Other	0.4	0.3	0.1
	8.8%	(130.4)%	7.3%

The effective tax rate for the years ended June 30, 2018 and 2019 was (130.4)% and 7.3%, respectively, on pre-tax income of $16,751 and $58,046, respectively. The increase in the effective tax rate is primarily due to the increase to pre-tax income and non-recurring $22,771 benefit resulting from the release of the valuation allowance in fiscal year 2018, partially offset by the reduced federal rate and non-recurring detriment of $8,626 from tax reform in fiscal year 2018.

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2018 and 2019 are presented below.

	Year ended June 30,
	2018	2019
Deferred tax assets:
Deferred rent	$1,177	$1,963
Accrued expenses	2,709	4,250
Stock-based compensation	10,833	10,373
Net operating loss carryforwards	10,775	9,980
Federal and state tax credits	7,674	11,977
Intangible assets	271	385
Other	146	94
Total deferred tax assets	33,585	39,022
Valuation allowance	(355)	(502)
Net deferred tax assets	33,230	38,520
Deferred tax liabilities:
Deferred contract costs	—	(27,116)
Research and development costs	(4,711)	(6,294)
Depreciation	(6,379)	(5,581)
Total deferred tax liabilities	(11,090)	(38,991)
Net deferred tax asset (liability)	$22,140	$(471)

Succeeding multiple years of recording a full valuation allowance, the Company concluded in the third quarter of fiscal 2018, that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This was primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. At March 31, 2018, based on the evaluation of positive and negative evidence, management believed it was more likely than not that the net deferred tax assets could be realized for all federal and substantially all state purposes. Accordingly, the Company recognized a non-recurring tax benefit of $22,771 related to the valuation allowance reversal. As of June 30, 2019, the Company continues to maintain a valuation allowance of $502 for certain state tax benefits which may not be realized. Such assessment may change in the future as further evidence becomes available.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%. Following the passage of the Tax Act and in accordance with ASC 740, companies were required to re-measure deferred tax balances using the new enacted tax rates.  During fiscal year 2018, the Company recorded a one-time net $8,626 tax expense to revalue its net deferred tax assets to the newly enacted federal statutory rate.  The Company generally expects to benefit from the lower statutory rates provided by the Tax Act.

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

At June 30, 2019, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $41,810, of which $40,018 expire from 2029 to 2038. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $19,636, of which $18,435 expire from 2020 to 2039.  The remaining $2,993 federal and state net operating loss carryforwards have an indefinite utilization period. The Company also has gross federal and state research and development tax credit and other state credit carryforwards of approximately $11,977, which expire between 2020 and 2039.

The Company had no unrecognized tax benefits as of June 30, 2017, 2018 and 2019, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiary, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2016, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2016 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

(12) Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

(13) Benefit Plans

(a) Equity Incentive Plans

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of restricted stock units and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the 2014 Plan as of January 1, 2019.

As of June 30, 2019, the Company had 13,097 shares allocated to the plans, of which 3,338 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes the changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended June 30, 2019:

Number of Shares
Available for grant at July 1, 2018	10,030
RSUs granted	(782)
Shares withheld in settlement of taxes and/or exercise price	395
Forfeitures	192
Shares removed	(76)
Available for grant at June 30, 2019	9,759

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying consolidated statements of operations and comprehensive income:

	Year ended June 30,
	2017	2018	2019
Cost of revenue – recurring	$2,162	$2,830	$3,388
Cost of revenue – implementation services and other	1,357	1,388	1,639
Sales and marketing	6,287	7,295	7,631
Research and development	3,086	3,748	5,325
General and administrative	13,842	15,093	20,782
Total stock-based compensation expense	$26,734	$30,354	$38,765

In addition, the Company capitalized $1,773,  $2,024 and $2,760 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2017, 2018 and 2019, respectively.

In June 2017, Peter McGrail ceased to serve as the Company’s Chief Financial Officer, but continued to serve as an employee of the Company. In connection with Mr. McGrail’s modified employment arrangement, the compensation committee of the Board of Directors approved modifications to terms of the unvested equity awards granted to Mr. McGrail. Any awards held by Mr. McGrail that were subject to time-based vesting became fully-vested upon his death in August 2017. Additionally, any performance-based restricted stock unit (“PSU”) awards held by Mr. McGrail will continue to vest and settle based upon actual achievement of previously-established performance metrics, with Mr. McGrail receiving a pro-rata share of the PSU awards based on the number of days Mr. McGrail was employed over the vesting period. As a result of these award modifications, the Company recognized $2,925 in additional stock-based compensation expense for the fiscal year ended June 30, 2017, which was included in General and administrative expense in the Company’s consolidated statements of operations and comprehensive income.

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

Stock option activity during the periods indicated is as follows:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2018	1,907	$12.40	5.00	$88,595
Options exercised	(378)	$12.92
Options forfeited	(4)	$20.78
Balance at June 30, 2019	1,525	$12.24	3.95	$124,373
Options exercisable at June 30, 2019	1,497	$11.82	3.91	$122,770
Options vested and expected to vest at June 30, 2019	1,524	$12.24	3.95	$124,362

There were no stock options granted during the years ended June 30, 2017, 2018 or 2019. The total intrinsic value of options exercised during the years ended June 30, 2017, 2018 and 2019 was $20,802, $34,083 and $24,920, respectively.  At June 30, 2019, total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options granted under the Plan was immaterial.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue and Adjusted EBITDA targets in future fiscal years. The following table represents restricted stock unit activity during the year ended June 30, 2019:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2018	1,879	$43.39
RSUs granted	782	$67.13
RSUs vested	(660)	$41.52
RSUs forfeited	(188)	$48.83
RSU balance at June 30, 2019	1,813	$53.78
RSUs expected to vest at June 30, 2019	1,689	$53.67

At June 30, 2019, there was $36,226 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.85 years.

The total excess income tax benefits for stock-based compensation arrangements was $15,130,  $33,443 and $41,195 for the years ended June 30, 2017, 2018 and 2019, respectively, and were recognized through income tax expense.

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

As of June 30, 2019, a total of 995 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024.  The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the ESPP as of January 1, 2019.

The Company issued a total of 116 shares upon the completion of its six-month offering periods ending November 15, 2018 and May 15, 2019. The Company recorded compensation expense attributable to the ESPP of $1,263,  $1,331 and $1,949 for the years ended June 30, 2017, 2018 and 2019, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2017	2018	2019
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	38.9 - 53.4%	28.3 - 39.1%	33.5 - 38.6%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	0.28 - 1.02%	1.02 - 2.10%	2.10 - 2.48%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $3,667,  $4,632 and $5,693 for the years ended June 30, 2017, 2018 and 2019, respectively.

(14) Commitments and Contingencies

(a) Employment Agreements

The Company has employment agreements with certain of its key officers. The agreements allow for minimum annual compensation increases, participation in equity incentive plans and bonuses for annual performance as well as certain change of control events as defined in the agreements.

(b) Litigation

On July 12, 2019, a former employee filed a class and collective action complaint under federal and state law alleging that certain employees of the Company were misclassified as salaried exempt employees. The complaint seeks unpaid overtime and other damages. This claim is still in its earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters.  The Company intends to vigorously defend against this lawsuit.

From time to time, the Company is subject to litigation arising in the ordinary course of business. Many of these matters are covered in whole or in part by insurance. In the opinion of the Company’s management, the ultimate disposition of any matters currently outstanding or threatened will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and could materially impact the Company’s financial position, results of operations, or liquidity based on the final disposition of these matters.

(15) Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share:

	Year ended June 30,
	2017	2018	2019
Numerator:
Net income	$6,718	$38,598	$53,823

Denominator:
Weighted-average shares used in computing net income per share:
Basic	51,415	52,425	52,914
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,642	2,462	2,500
Diluted	54,057	54,887	55,414

Net income per share:
Basic	$0.13	$0.74	$1.02
Diluted	$0.12	$0.70	$0.97

The following table summarizes the outstanding employee stock options, restricted stock units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30,
	2017	2018	2019
Employee stock options	145	—	—
Restricted stock units	627	92	69
Employee stock purchase plan shares	14	—	13
Total	786	92	82

In August 2018, the Company announced that its board of directors approved a program to repurchase up to $35,000 of the Company’s common stock, with authorization through August 14, 2019. During the first quarter of fiscal 2019, the Company completed the repurchase program and repurchased 442 shares for $34,991. All shares of common stock repurchased were retired.

(16) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for the years ended June 30, 2018 and 2019.

	Quarter Ended
	September 30,	December 31,
	2017	2017	March 31, 2018	June 30, 2018
Consolidated Statements of Operations Data
Revenues	$81,500	$86,004	$113,407	$96,616
Gross profit	$46,541	$49,164	$74,755	$57,870
Operating income (loss)	$515	$133	$20,465	$(5,164)
Net income (loss)	$543	$431	$39,177	$(1,553)
Net income (loss) per share:
Basic	$0.01	$0.01	$0.74	$(0.03)
Diluted	$0.01	$0.01	$0.71	$(0.03)
Weighted-average shares used in computing net income (loss) per share:
Basic	51,893	52,502	52,615	52,699
Diluted	54,610	54,818	55,030	52,699

	Quarter Ended
	September 30,	December 31,
	2018	2018	March 31, 2019	June 30, 2019
Consolidated Statements of Operations Data
Revenues	$100,504	$107,204	$139,552	$120,373
Gross profit	$64,562	$69,134	$99,807	$80,279
Operating income	$3,776	$7,027	$36,212	$9,209
Net income	$9,852	$5,704	$28,026	$10,241
Net income per share:
Basic	$0.19	$0.11	$0.53	$0.19
Diluted	$0.18	$0.10	$0.51	$0.18
Weighted-average shares used in computing net income per share:
Basic	52,865	52,842	52,934	53,017
Diluted	55,487	55,081	55,465	55,692

(17) Subsequent Events

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior revolving credit facility, under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and satisfying other requirements. The revolving credit facility is scheduled to mature in July 2024, and no amounts have been drawn to date.

Borrowings under the senior revolving credit facility will generally bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) (or a replacement index for the LIBOR rate) or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.375% and 0.0% to 0.375%, respectively, based on the then-applicable net senior secured leverage ratio. In addition, the Company is required to pay certain fees, including (i) a quarterly commitment fee at a rate ranging from 0.10% to 0.175% per annum on the daily amount of the undrawn portion of the revolving commitments under the Facility, based on the then-applicable net senior secured leverage ratio, and (ii) a letter of credit fronting fee at a rate of 0.125% per annum on the daily amount available to be drawn under each letter of credit and a letter of credit participation fees at a rate ranging from 0.875% to 1.375% per annum on the daily undrawn amount of all outstanding letters of credit and unreimbursed disbursements relating to letters of credit, based on the then-applicable net senior secured leverage ratio.

The proceeds from any borrowings under the revolving credit facility are to be used to fund working capital, capital expenditures and general corporate purposes, including permitted acquisitions, permitted investments, permitted distributions and share repurchases.

The Company may generally borrow, prepay and reborrow under the revolving credit facility and terminate or reduce the lenders’ commitments at any time prior to revolving credit facility expiration without a premium or a penalty, other than customary “breakage” costs with respect to LIBOR revolving loans.

Under the revolving credit agreement, the Company is required to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. Additionally, the revolving credit agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company to, among other things, grant liens, incur or guaranty debt, effect certain mergers, make investments, dispose of assets, enter into certain transactions, including swap agreements, pay dividends or distributions on their capital stock, make changes in fiscal year or organizational documents, grant negative pledges and enter into transactions with affiliates, in each case subject to customary exceptions for similar credit facilities.