Form 10-Q
period 2019-09-30
Paylocity Holding Corp
filed 2019-10-31
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	⌧	Accelerated Filer	◻

Non-Accelerated Filer	◻	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,512,911 shares of Common Stock, $0.001 par value per share, as of October 24, 2019.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$132,476	$100,529
Corporate investments	29,314	29,130
Accounts receivable, net	4,358	3,906
Deferred contract costs	21,677	23,703
Prepaid expenses and other	13,895	13,941
Total current assets before funds held for clients	201,720	171,209
Funds held for clients	1,394,469	1,154,527
Total current assets	1,596,189	1,325,736
Capitalized internal-use software, net	27,486	29,634
Property and equipment, net	70,056	72,584
Operating lease right-of-use assets	—	50,865
Intangible assets, net	10,751	10,188
Goodwill	9,590	9,590
Long-term deferred contract costs	81,422	89,383
Long-term prepaid expenses and other	1,975	3,380
Deferred income tax assets	6,472	7,114
Total assets	$1,803,941	$1,598,474

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,954	$5,061
Accrued expenses	57,625	51,496
Total current liabilities before client fund obligations	61,579	56,557
Client fund obligations	1,394,469	1,154,527
Total current liabilities	1,456,048	1,211,084
Deferred rent	31,263	—
Long-term operating lease liabilities	—	76,347
Other long-term liabilities	1,723	1,430
Deferred income tax liabilities, net	6,943	154
Total liabilities	$1,495,977	$1,289,015
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2019 and September 30, 2019	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2019 and September 30, 2019; 53,075 shares issued and outstanding at June 30, 2019 and 53,511 shares issued and outstanding at September 30, 2019	53	54
Additional paid-in capital	207,982	195,566
Retained earnings	99,817	113,723
Accumulated other comprehensive income	112	116
Total stockholders’ equity	$307,964	$309,459
Total liabilities and stockholders’ equity	$1,803,941	$1,598,474

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2019
Revenues:
Recurring and other revenue	$97,002	$121,873
Interest income on funds held for clients	3,502	4,847
Total revenues	100,504	126,720
Cost of revenues	35,942	42,630
Gross profit	64,562	84,090
Operating expenses:
Sales and marketing	26,418	36,957
Research and development	11,400	14,394
General and administrative	22,968	26,739
Total operating expenses	60,786	78,090
Operating income	3,776	6,000
Other income	269	474
Income before income taxes	4,045	6,474
Income tax benefit	(5,807)	(7,432)
Net income	$9,852	$13,906
Other comprehensive income, net of tax
Unrealized gains on securities, net of tax	15	4
Total other comprehensive income, net of tax	15	4
Comprehensive income	$9,867	$13,910

Net income per share:
Basic	$0.19	$0.26
Diluted	$0.18	$0.25

Weighted-average shares used in computing net income per share:
Basic	52,865	53,287
Diluted	55,487	55,713

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended September 30, 2018
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	10,050	—	—	10,050
Stock options exercised	182	—	2,241	—	—	2,241
Issuance of common stock upon vesting of restricted stock units	579	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(281)	—	(20,037)	—	—	(20,037)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	15	15
Net income	—	—	—	9,852	—	9,852
Balances at September 30, 2018	52,796	$53	$176,851	$55,846	$(124)	$232,626

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	12,718	—	—	12,718
Stock options exercised	8	—	120	—	—	120
Issuance of common stock upon vesting of restricted stock units	677	1	(1)	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(249)	—	(25,253)	—	—	(25,253)
Unrealized gains on securities, net of tax	—	—	—	—	4	4
Net income	—	—	—	13,906	—	13,906
Balances at September 30, 2019	53,511	$54	$195,566	$113,723	$116	$309,459

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2018 (1)	2019
Cash flows from operating activities:
Net income	$9,852	$13,906
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,425	12,062
Depreciation and amortization expense	8,232	8,933
Deferred income tax benefit	(5,809)	(7,431)
Provision for doubtful accounts	30	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	(407)	(485)
Amortization of debt issuance costs	—	33
Loss on disposal of equipment	241	85
Changes in operating assets and liabilities:
Accounts receivable	431	452
Deferred contract costs	(7,169)	(9,987)
Prepaid expenses and other	(853)	(89)
Accounts payable	(415)	39
Accrued expenses and other	(6,214)	(9,253)
Net cash provided by operating activities	7,344	8,265
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(75,807)	(63,621)
Proceeds from sales and maturities of available-for-sale securities	56,446	45,154
Capitalized internal-use software costs	(5,001)	(6,714)
Purchases of property and equipment	(2,428)	(8,033)
Net cash used in investing activities	(26,790)	(33,214)
Cash flows from financing activities:
Net change in client fund obligations	(57,458)	(239,942)
Repurchases of common shares	(34,679)	—
Proceeds from exercise of stock options	85	—
Taxes paid related to net share settlement of equity awards	(17,880)	(24,749)
Payment of debt issuance costs	—	(669)
Net cash used in financing activities	(109,932)	(265,360)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(129,378)	(290,309)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,239,731	1,426,143
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,110,353	$1,135,834
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$1,064	$1,249
Repurchases of common shares, accrued but not paid	$313	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes, net of refunds	$351	$11
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$63,662	$100,529
Funds held for clients' cash and cash equivalents	1,046,691	1,035,305
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,110,353	$1,135,834

(1)	Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” Refer to Note 2 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

(a)  Basis of Presentation, Consolidation and Use of Estimates

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

Beginning in fiscal 2020, the Company simplified the presentation of revenue and cost of revenues on its Unaudited Consolidated Statements of Operations and Comprehensive Income. The line items “Recurring fees” and “Implementation services and other” have been consolidated into one revenue line: “Recurring and other revenue”. Likewise, the line items “Cost of revenues – recurring revenues” and “Cost of revenues – implementation services and other” have been consolidated into one line: “Cost of revenues”. The Company changed the presentation of revenue and cost of revenues as Implementation services and other has become a smaller component of its overall revenue mix due to the human capital management (“HCM”) suite becoming a larger part of the portfolio. Previously reported results for the three-month period ended September 30, 2018 have been reclassified to conform to the current presentation.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 9, 2019.

(c)  Income Taxes

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

(d)  Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new standard on July 1, 2019 using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Consequently, the Company did not update financial information or provide disclosures required under the new standard for dates and periods prior to July 1, 2019. The Company elected the package of practical expedients and did not reassess prior conclusions on whether contracts are or contain a lease, lease classification, and initial direct costs. In addition, the Company adopted the lessee practical expedient to combine lease and non-lease components for all asset classes and elected to not recognize ROU assets and lease liabilities for leases with a term of 12 months or less.

Adoption of the new standard resulted in the Company recording of operating lease ROU assets and operating lease liabilities of $52,083 and $83,852, respectively, as of July 1, 2019. The ROU assets were recorded net of $31,769 in deferred rent adjustments that were previously recorded in Accrued expenses and Deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to Retained earnings. Additionally, there was no impact on the Company’s unaudited consolidated statements of operations and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three months ended September 30, 2019.

Refer to Note 8 for additional disclosures over the Company’s leases.

(e)  Recently Issued Accounting Standards

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

(3) Revenue

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company also has term arrangements, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services. The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription based fees which can include payroll, time and attendance, and HR related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which it believes depicts the nature, amount and timing of its revenue:

	Three Months Ended
	September 30,
	2018	2019
Recurring fees	$95,761	$117,777
Implementation services and other	1,241	4,096
Total revenues from contracts	$97,002	$121,873

Deferred revenue

The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur simultaneously upon the client payroll-processing period or by month. As such, the Company does not recognize contract assets or liabilities related to recurring revenue.

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and recognizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended
	September 30,
	2018	2019
Balance at beginning of the period	$—	$6,289
Deferral of revenue	2,518	3,071
Revenue recognized	(499)	(2,780)
Balance at end of the period	$2,019	$6,580

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $4,402 in fiscal 2020, $1,962 in fiscal 2021, $216 in fiscal 2022 and thereafter.

Deferred contract costs

The Company defers certain selling and commission costs that meet the capitalization criteria under ASC 340-40. The Company also capitalizes certain costs to fulfill a contract related to its proprietary products if they are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered under ASC 340-40. Implementation fees are treated as nonrefundable upfront fees and the related implementation costs are required to be capitalized and amortized over the expected period of benefit, which is the period in which the Company expects to recover the costs and enhance its ability to satisfy future performance obligations.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Beginning			Ending
	Balance	Capitalized		Balance
	July 1, 2018	Costs	Amortization	September 30, 2018
Costs to obtain a new contract	$68,107	$5,711	$(3,885)	$69,933
Costs to fulfill a contract	—	5,474	(131)	5,343
Total	$68,107	$11,185	$(4,016)	$75,276

	Beginning			Ending
	Balance	Capitalized		Balance
	July 1, 2019	Costs	Amortization	September 30, 2019
Costs to obtain a new contract	$82,103	$9,486	$(4,901)	$86,688
Costs to fulfill a contract	20,996	6,366	(964)	26,398
Total	$103,099	$15,852	$(5,865)	$113,086

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The Company’s remaining performance obligations related to minimum monthly fees on its term based contracts was approximately $43,142 as of September 30, 2019, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2019	$473
Charged to expense	—
Write-offs	(51)
Balance at September 30, 2019	$422

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2019	2019
Capitalized internal-use software	$90,991	$97,507
Accumulated amortization	(63,505)	(67,873)
Capitalized internal-use software, net	$27,486	$29,634

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $4,212 and $4,457 for the three months ended September 30, 2018 and 2019, respectively.

Property and equipment, net consist of the following:

	June 30,	September 30,
	2019	2019
Office equipment	$4,406	$4,497
Computer equipment	36,798	41,204
Furniture and fixtures	11,857	12,748
Software	6,332	6,399
Leasehold improvements	44,350	44,656
Time clocks rented by clients	4,679	4,755
Total	108,422	114,259
Accumulated depreciation	(38,366)	(41,675)
Property and equipment, net	$70,056	$72,584

Depreciation expense amounted to $3,457 and $3,913 for the three months ended September 30, 2018 and 2019, respectively.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	September 30,	Useful
	2019	2019	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(7,979)	(8,542)
Intangible assets, net	$10,751	$10,188

Amortization expense for acquired intangible assets was $563 for both the three months ended September 30, 2018 and 2019.

Future amortization expense for acquired intangible assets as of September 30, 2019 is as follows:

Remainder of fiscal 2020	$1,688
Fiscal 2021	2,251
Fiscal 2022	2,232
Fiscal 2023	2,118
Fiscal 2024	1,356
Thereafter	543
Total	$10,188

The components of accrued expenses were as follows:

	June 30,	September 30,
	2019	2019
Accrued payroll and personnel costs	$39,095	$26,979
Operating lease liabilities	—	7,731
Deferred revenue	5,572	6,239
Other	12,958	10,547
Total accrued expenses	$57,625	$51,496

(5) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$132,478	$—	$(2)	$132,476
Funds held for clients' cash and cash equivalents	1,293,673	—	(6)	1,293,667
Available-for-sale securities:
Commercial paper	63,397	33	(2)	63,428
Corporate bonds	27,044	59	(4)	27,099
Asset-backed securities	26,488	55	(3)	26,540
U.S. treasury securities	13,736	21	—	13,757
Total available-for-sale securities (1)	130,665	168	(9)	130,824
Total investments	$1,556,816	$168	$(17)	$1,556,967

(1)	Included within the fair value of total available-for-sale securities above is $30,022 of corporate investments and $100,802 of funds held for clients.

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$100,530	$—	$(1)	$100,529
Funds held for clients' cash and cash equivalents	1,035,307	—	(2)	1,035,305
Available-for-sale securities:
Commercial paper	81,505	8	(3)	81,510
Corporate bonds	17,594	54	(1)	17,647
Asset-backed securities	29,513	88	(4)	29,597
U.S. treasury securities	21,004	17	—	21,021
Total available-for-sale securities (2)	149,616	167	(8)	149,775
Total investments	$1,285,453	$167	$(11)	$1,285,609

(2)	Included within the fair value of total available-for-sale securities above is $30,553 of corporate investments and $119,222 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds, commercial paper and short-term U.S. treasury securities as of June 30, 2019 and September 30, 2019.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	September 30,
	2019	2019
Cash and cash equivalents	$132,476	$100,529
Corporate investments	29,314	29,130
Funds held for clients	1,394,469	1,154,527
Long-term prepaid expenses and other	708	1,423
Total investments	$1,556,967	$1,285,609

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(2)	$19,055	$—	$—	$(2)	$19,055
Corporate bonds	(1)	1,500	(3)	3,701	(4)	5,201
Asset-backed securities	(1)	386	(2)	2,958	(3)	3,344
Total available-for-sale securities	$(4)	$20,941	$(5)	$6,659	$(9)	$27,600

	September 30, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(3)	$33,468	$—	$—	$(3)	$33,468
Corporate bonds	—	—	(1)	1,100	(1)	1,100
Asset-backed securities	(3)	6,289	(1)	417	(4)	6,706
Total available-for-sale securities	$(6)	$39,757	$(2)	$1,517	$(8)	$41,274

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive income during the three months ended September 30, 2018 or 2019, nor does it believe that OTTI exists in its portfolio as of September 30, 2019. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of September 30, 2019.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2018 or 2019. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three months ended September 30, 2018 and 2019.

Expected maturities of available-for-sale securities at September 30, 2019 are as follows:

	Amortized
	cost	Fair value
One year or less	$132,958	$133,041
One year to two years	16,658	16,734
Total available-for-sale securities	$149,616	$149,775

(6)  Fair Value Measurement

The Company applies the fair value measurement and disclosure provisions of ASC 820, Fair Value Measurements and Disclosures, and ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1—Quoted prices in active markets for identical assets and liabilities.

●	Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2019 and September 30, 2019 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2019 or September 30, 2019, and the Company did not transfer assets between Levels during the three months ended September 30, 2018 or 2019.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$132,476	$116,387	$16,089	$—
Funds held for clients' cash and cash equivalents	1,293,667	1,244,856	48,811	—
Available-for-sale securities:
Commercial paper	63,428	—	63,428	—
Corporate bonds	27,099	—	27,099	—
Asset-backed securities	26,540	—	26,540	—
U.S. treasury securities	13,757	—	13,757	—
Total available-for-sale securities	130,824	—	130,824	—
Total investments	$1,556,967	$1,361,243	$195,724	$—

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$100,529	$80,410	$20,119	$—
Funds held for clients' cash and cash equivalents	1,035,305	1,004,692	30,613	—
Available-for-sale securities:
Commercial paper	81,510	—	81,510	—
Corporate bonds	17,647	—	17,647	—
Asset-backed securities	29,597	—	29,597	—
U.S. treasury securities	21,021	—	21,021	—
Total available-for-sale securities	149,775	—	149,775	—
Total investments	$1,285,609	$1,085,102	$200,507	$—

(7) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to mature in July 2024. As of September 30, 2019, no amounts have been drawn on the credit facility.

The proceeds of any borrowings are to be used to fund working capital, capital expenditures and general corporate purposes, including permitted acquisitions, permitted investments, permitted distributions and share repurchases. The Company may generally borrow, prepay and reborrow under the credit facility and terminate or reduce the lenders’ commitments at any time prior to revolving credit facility expiration without a premium or a penalty, other than customary “breakage” costs with respect to London Interbank Offered Rate (“LIBOR”) revolving loans.

Any borrowings under the credit facility will generally bear interest, at the Company’s option, at a rate per annum determined by reference to either the LIBOR (or a replacement index for the LIBOR rate) or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.375% and 0.0% to 0.375%, respectively, based on the then-applicable net senior secured leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of September 30, 2019, the Company was in compliance with all of the aforementioned covenants.

(8) Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Long-term operating lease liabilities in the Unaudited Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of Operating lease right-of-use assets nor Operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s most significant leases are real estate leases of office space. The remaining operating leases are primarily comprised of leases of printers and other equipment. For all leases, the Company has elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area or equipment maintenance charges, are accounted for as a single lease element. The Company does not have any finance leases.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, payments based on the usage of the asset, and rental payments adjusted periodically for inflation. Variable payments are expensed as incurred and included within variable rent expense.

The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.

The components of operating lease expense were as follows:

Three months ended
September 30, 2019
Operating lease cost	$2,263
Short-term lease cost	13
Variable lease cost	735
Total lease costs	$3,011

The classification of the Company’s operating lease right-of-use assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

September 30, 2019
Operating lease right-of-use assets	$50,865
Accrued expenses	$7,731
Long-term operating lease liabilities	$76,347
Weighted-average remaining lease term (years)	10.82
Weighted-average discount rate	3.85%

The following table summarizes supplemental cash flow information related to the Company’s operating leases as of September 30, 2019:

Three months ended
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,484
Operating lease assets obtained in exchange for new liabilities	$268

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of September 30, 2019:

Remainder of fiscal 2020	$7,922
Fiscal 2021	10,705
Fiscal 2022	8,997
Fiscal 2023	8,684
Fiscal 2024	8,754
Thereafter	59,152
Total undiscounted cash flows	104,214
Less: Present value discount	(20,136)
Total operating lease liabilities	$84,078

The table above excludes $2,594 in the undiscounted future minimum lease payments for operating lease liabilities that had not yet commenced for terms up to 6.25 years.

Rent expense was $2,133 for the three months ended September 30, 2018.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining terms in excess of one year) as of June 30, 2019 under ASC 840 were as follows:

Fiscal 2020	$10,449
Fiscal 2021	11,150
Fiscal 2022	9,500
Fiscal 2023	8,840
Fiscal 2024	8,838
Thereafter	59,401
Total minimum lease payments	$108,178

(9)  Benefit Plans

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

As of September 30, 2019, the Company had 12,660 shares allocated to the plans, of which 3,221 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three months ended September 30, 2019:

Number of Shares
Available for grant at July 1, 2019	9,759
RSUs granted	(629)
Shares withheld in settlement of taxes and/or exercise price	249
Forfeitures	61
Shares removed	(1)
Available for grant at September 30, 2019	9,439

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2018	2019
Cost of revenues	$1,238	$1,249
Sales and marketing	1,697	3,968
Research and development	1,278	1,278
General and administrative	5,212	5,567
Total stock-based compensation expense	$9,425	$12,062

In addition, the Company capitalized $625 and $656 in the three months ended September 30, 2018 and 2019, respectively.

Under the 2008 and 2014 Plans, the exercise price of each option cannot be less than the fair value of a share of common stock on the grant date. The options vested ratably over a three or four year period and expire 10 years from the grant date. Stock-based compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule for each separately vesting portion of the award.

There were no stock options granted during the three months ended September 30, 2018 or 2019. The table below presents stock option activity during the three months ended September 30, 2019:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2019	1,525	$12.24	3.95	$124,373
Options exercised	(8)	$15.93
Balance at September 30, 2019	1,517	$12.23	3.69	$129,492
Options vested and exercisable at September 30, 2019	1,517	$12.23	3.69	$129,492

The total intrinsic value of options exercised was $12,203 and $671 during the three months ended September 30, 2018 and 2019, respectively. At September 30, 2019, the Company had recognized all stock-based compensation cost related to outstanding stock options and all outstanding options had vested.

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

The following table represents restricted stock unit activity during the three months ended September 30, 2019:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2019	1,813	$53.78
RSUs granted	629	$99.48
RSUs vested	(677)	$49.13
RSUs forfeited	(61)	$51.92
RSU balance at September 30, 2019	1,704	$73.06
RSUs expected to vest at September 30, 2019	1,553	$72.52

At September 30, 2019, there was $79,298 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.17 years.

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

As of September 30, 2019, a total of 995 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company recorded compensation expense attributable to the ESPP of $439 and $662 for the three months ended September 30, 2018 and 2019, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Three Months Ended
	September 30,
	2018	2019
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	33.5%	38.6%
Expected term (years)	0.5	0.5
Risk‑free interest rate	2.10%	2.44%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,394 and $2,003 for the three months ended September 30, 2018 and 2019, respectively.

(10) Litigation

On July 12, 2019, a former employee filed a class and collective action complaint under federal and state law alleging that certain employees of the Company were misclassified as salaried exempt employees. The complaint seeks unpaid overtime and other damages. The Company’s management does not believe that the final outcome of this claim will have a material impact to its financial position, results of operations, or liquidity.

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

(11)  Income Taxes

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

The Company’s effective tax rate was (143.6)% and (114.8)% for the three months ended September 30, 2018 and 2019, respectively. The Company’s effective tax rates for the three months ended September 30, 2018 and 2019 were lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

(12)  Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2018	2019
Numerator:
Net income	$9,852	$13,906

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,865	53,287
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,622	2,426
Diluted	55,487	55,713

Net income per share:
Basic	$0.19	$0.26
Diluted	$0.18	$0.25

The Company excluded 687 and 624 outstanding restricted stock units from the diluted per share calculation during the three months ended September 30, 2018 and 2019, respectively, because to include them would have been anti-dilutive.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and under Part II, Item 1A. “Risk Factors.”

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

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $100.5 million for the three months ended September 30, 2018 to $126.7 million for the three months ended September 30, 2019, representing a 26% year-over-year increase.

Adjusted Gross Profit and Adjusted EBITDA

We disclose Adjusted Gross Profit and Adjusted EBITDA because we use them to evaluate our performance, and we believe Adjusted Gross Profit and Adjusted EBITDA assist in the comparison of our performance across reporting periods by excluding certain items that we do not believe are indicative of our core operating performance. We believe these metrics are used in the financial community, and we present them to enhance investors’ understanding of our operating performance and cash flows.

Adjusted Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”), and you should not consider Adjusted Gross Profit as an alternative to gross profit or Adjusted EBITDA as an alternative to net income or cash provided by operating activities, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income before interest expense, income tax benefit, depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and other items as defined below. The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended
	September 30,
	2018	2019
	(in thousands)
Adjusted Gross Profit	$70,370	$90,279
Adjusted EBITDA	$23,263	$30,477

	Three Months Ended
	September 30,
	2018	2019
	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$64,562	$84,090
Amortization of capitalized internal-use software costs	4,212	4,457
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,596	1,732
Adjusted Gross Profit	$70,370	$90,279

	Three Months Ended
	September 30,
	2018	2019
	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$9,852	$13,906
Interest expense	—	85
Income tax benefit	(5,807)	(7,432)
Depreciation and amortization expense	8,232	8,933
EBITDA	12,277	15,492
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	10,986	14,029
Other items*	—	956
Adjusted EBITDA	$23,263	$30,477

*	Represents nonrecurring costs including certain litigation costs, lease exit costs and certain other transaction costs.

Basis of Presentation

Revenues

Recurring and other revenue

Beginning in fiscal 2020, we simplified the presentation of revenue. Recurring fees and Implementation services and other have been consolidated into one revenue line: Recurring and other revenue. We changed the presentation of revenue as Implementation services and other has become a smaller component of our overall revenue mix as our HCM suite has become a larger part of the portfolio. Previously reported results for the three-month period ended September 30, 2018 have been reclassified to conform to the current presentation.

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients and implementation fees for professional services provided to implement our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to four weeks at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Our average client size has continued to be over 100 employees.

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 96% of our total revenues during both the three months ended September 30, 2018 and 2019.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months.

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

Cost of Revenues

To correspond with the simplification of the presentation of revenue discussed above, we also simplified the presentation of cost of revenue. As a result, Cost of revenues – recurring revenues and Cost of revenues – implementation services and other have been consolidated into one line: Cost of revenues. Cost of revenues includes costs to provide our payroll and other HCM solutions which primarily consists of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, and bank fees associated with client fund transfers. Employee costs for recurring support are generally expensed as incurred whereas such costs for implementation of our proprietary products are capitalized and amortized over a period of 7 years. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $4.2 million and $4.5 million of capitalized internal-use software costs during the three months ended September 30, 2018 and 2019, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses and benefits, marketing expenses and other related costs. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients. Commissions are typically paid the following month after the start of service, and bonuses for attainment of certain annual performance criteria are subsequently paid annually in the first fiscal quarter of the following year. We generally recognize these costs over a period of 7 years.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2018 and 2019.

	Three Months Ended
	September 30,
	2018	2019
	(in thousands)
Capitalized portion of research and development	$5,152	$6,606
Expensed portion of research and development	11,400	14,394
Total research and development	$16,552	$21,000

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

Other Income

Other income generally consists of interest income related to interest earned on our cash and cash equivalents and corporate investments, net of losses on disposal of property and equipment and interest expense related to our revolving credit facility.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended
	September 30,
	2018	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$97,002	$121,873
Interest income on funds held for clients	3,502	4,847
Total revenues	100,504	126,720
Cost of revenues	35,942	42,630
Gross profit	64,562	84,090
Operating expenses:
Sales and marketing	26,418	36,957
Research and development	11,400	14,394
General and administrative	22,968	26,739
Total operating expenses	60,786	78,090
Operating income	3,776	6,000
Other income	269	474
Income before income taxes	4,045	6,474
Income tax benefit	(5,807)	(7,432)
Net income	$9,852	$13,906

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	September 30,
	2018	2019
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	96%	96%
Interest income on funds held for clients	4%	4%
Total revenues	100%	100%
Cost of revenues	36%	34%
Gross profit	64%	66%
Operating expenses:
Sales and marketing	26%	29%
Research and development	11%	11%
General and administrative	23%	21%
Total operating expenses	60%	61%
Operating income	4%	5%
Other income	—%	—%
Income before income taxes	4%	5%
Income tax benefit	(6)%	(6)%
Net income	10%	11%

Comparison of Three Months Ended September 30, 2018 and 2019

Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2018	2019	$	%
Recurring and other revenue	$97,002	$121,873	$24,871	26%
Percentage of total revenues	96%	96%
Interest income on funds held for clients	$3,502	$4,847	$1,345	38%
Percentage of total revenues	4%	4%

Recurring and other revenue

Recurring and other revenue for the three months ended September 30, 2019 increased by $24.9 million, or 26%, to $121.9 million from $97.0 million for the three months ended September 30, 2018. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2019 increased by $1.3 million, or 38% to $4.8 million from $3.5 million for the three months ended September 30, 2018. Interest income on funds held for clients increased primarily as a result of higher average interest rates and increased average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2018	2019	$	%
Cost of revenues	$35,942	$42,630	$6,688	19%
Percentage of total revenue	36%	34%
Gross margin	64%	66%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 increased by $6.7 million, or 19%, to $42.6 million from $35.9 million for the three months ended September 30, 2018. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $4.5 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.4 million in delivery and other processing-related fees. Gross margin increased from 64% to 66% for the three months ended September 30, 2018 and 2019, respectively.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	September 30,		Change
	2018	2019	$	%
Sales and marketing	$26,418	$36,957	$10,539	40%
Percentage of total revenues	26%	29%

Sales and marketing expenses for the three months ended September 30, 2019 increased by $10.5 million, or 40%, to $37.0 million from $26.4 million for the three months ended September 30, 2018. The increase in sales and marketing expense was primarily the result of $6.4 million additional employee-related costs from the expansion of our sales team (including management, sales engineers, sales force, sales administration and sales lead generation support) and $2.3 million of additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Three Months Ended
	September 30,		Change
	2018	2019	$	%
Research and development	$11,400	$14,394	$2,994	26%
Percentage of total revenues	11%	11%

Research and development expenses for the three months ended September 30, 2019 increased by $3.0 million, or 26%, to $14.4 million from $11.4 million for the three months ended September 30, 2018. The increase in research and development expenses was primarily the result of $4.1 million of additional employee-related costs related to additional development personnel, partially offset by higher period-over-period capitalized internal-use software costs of $1.5 million.

General and Administrative

	Three Months Ended
	September 30,		Change
	2018	2019	$	%
General and administrative	$22,968	$26,739	$3,771	16%
Percentage of total revenues	23%	21%

General and administrative expenses for the three months ended September 30, 2019 increased by $3.8 million, or 16%, to $26.7 million from $23.0 million for the three months ended September 30, 2018. The increase in general and administrative expense was primarily the result of $1.4 million of additional employee-related costs, $1.0 million of increased occupancy costs incurred as a result of our requirement for additional office space, $1.0 million in nonrecurring costs including certain litigation costs, lease exit costs and certain other transaction costs, and $0.4 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Three Months Ended
	September 30,		Change
	2018	2019	$	%
Other income	$269	$474	$205	76%
Percentage of total revenues	0%	0%

Other income for the three months ended September 30, 2019 increased by $0.2 million as compared to the three months ended September 30, 2018. The increase in other income was primarily due to interest income earned on our cash and cash equivalents and corporate investments.

Income Taxes

The Company’s effective tax rate was (143.6)% and (114.8)% for the three months ended September 30, 2018 and September 30, 2019, respectively. The Company’s effective tax rates for the three months ended September 30, 2018 and September 30, 2019 were lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2019 included in our Annual Report on Form 10-K filed with the SEC on August 9, 2019.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The share repurchase program completed during the first quarter of fiscal 2019 was funded by our cash flows from operations. As of September 30, 2019, our principal sources of liquidity were $100.5 million of cash and cash equivalents and $30.6 million of total corporate investments. We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We believe that our investments in unrealized loss positions as of September 30, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would change that conclusion.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on the rate at which we can add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and corporate investments or utilize our credit facility that we recently entered into in July 2019 to satisfy those needs. Refer to Note 7 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2018 (1)	2019
Net cash provided by operating activities	$7,344	$8,265
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(75,807)	(63,621)
Proceeds from sales and maturities of available-for-sale securities	56,446	45,154
Capitalized internal-use software costs	(5,001)	(6,714)
Purchases of property and equipment	(2,428)	(8,033)
Net cash used in investing activities	(26,790)	(33,214)
Cash flows from financing activities:
Net change in client fund obligations	(57,458)	(239,942)
Repurchases of common shares	(34,679)	—
Proceeds from exercise of stock options	85	—
Taxes paid related to net share settlement of equity awards	(17,880)	(24,749)
Payment of debt issuance costs	—	(669)
Net cash used in financing activities	(109,932)	(265,360)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(129,378)	$(290,309)

(1)Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” Refer to Note 2 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Operating Activities

Net cash provided by operating activities was $7.3 million and $8.3 million for the three months ended September 30, 2018 and 2019, respectively. The increase in net cash provided by operating activities from the three months ended September 30, 2018 to the three months ended September 30, 2019 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and accrued expenses and other during the three months ended September 30, 2019.

Investing Activities

Net cash used in investing activities was $26.8 million and $33.2 million for the three months ended September 30, 2018 and 2019, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash used in investing activities was primarily due to a decrease in proceeds from sales and maturities of available-for-sale securities of $11.3 million and increases in purchases of property and equipment of $5.6 million and capitalized internal-use software costs of $1.7 million, partially offset by fewer purchases of available-for-sale securities of $12.2 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Financing Activities

Net cash used in financing activities was $109.9 million and $265.4 million for the three months ended September 30, 2018 and 2019, respectively. The change in net cash used in financing activities was primarily the result of an increase in client fund obligations of $182.5 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities and $6.9 million in increased taxes paid related to net share settlement of equity awards during the three months ended September 30, 2019 as compared to September 30, 2018, partially offset by $34.7 million of repurchases of common shares during the three months ended September 30, 2018.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2019:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$104,214	$10,748	$19,038	$17,423	$57,005
Unconditional purchase obligations	9,610	6,029	3,581	—	—
	$113,824	$16,777	$22,619	$17,423	$57,005

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $2.4 million and $8.0 million for the three months ended September 30, 2018 and 2019, respectively, exclusive of capitalized internal-use software costs of $5.0 million and $6.7 million for the same periods, respectively.

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

Interest Rate Risk

As of September 30, 2019, we had cash and cash equivalents of $100.5 million, corporate investments of $30.6 million and funds held for clients of $1,154.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of September 30, 2019. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.1 million as of September 30, 2019. A 25-basis point decrease in interest rates would have resulted in a $0.1 million increase in the market value of our available-for-sale securities included in funds held for clients as of September 30, 2019. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility will generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of September 30, 2019, we have not drawn any amounts under the credit facility. To the extent that we draw upon the borrowing capacity available through the credit facility, we may be exposed to increased interest rate risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Effective July 1, 2019, we adopted Accounting Standard Codification Topic 842, Leases. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

●	The extent to which our products achieve or maintain market acceptance;

●	Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;

●	Competitive pressures and the introduction of enhanced products and services from competitors;

●	Changes in client budgets and procurement policies;

●	The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;

●	The number of our clients’ employees;

●	Timing of recognition of revenues and expenses;

●	Client renewal rates;

●	Seasonality in our business;

●	Technical difficulties with our products or interruptions in our services;

●	Our ability to hire and retain qualified personnel;

●	A repeal of or changes to the laws and regulations related to the products and services which we offer;

●	Changes in accounting principles; and

●	Unforeseen legal expenses, including litigation and settlement costs.

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

In addition, our ability to deliver our cloud-based modules depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:

●	Damage from fire, power loss, natural disasters and other force majeure events outside our control;

●	Communications failures;

●	Software and hardware errors, failures and crashes;

●	Security breaches, computer viruses, hacking, worms, malware, ransomware, denial-of-service attacks and similar disruptive problems; and

●	Other potential interruptions.

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

Furthermore, our payroll module is essential to our clients’ timely payment of wages to their employees. Any interruption in our service may affect the availability, accuracy or timeliness of these programs and could damage our reputation, cause our clients to terminate their use of our software, require us to indemnify our clients against certain losses due to our own errors and prevent us from gaining additional business from current or future clients.

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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Paylocity and our clients. For example, in 2016, the European Union (“EU”) and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. California also recently enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”), that will afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information when it goes into effect on January 1, 2020. While California legislators recently amended the CCPA and the California Attorney General released draft implementing regulations for public comment, there remains uncertainty in how the CCPA will be interpreted and enforced, and privacy advocates are calling for changes to the law through a voter ballot initiative and additional amendments to the CCPA. In addition, the Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding and storage of “biometric identifiers” or “biometric information” by private entities, and provides a private right of action for persons who are aggrieved by violations of the regulation. All of these legislative and regulatory initiatives may adversely affect our clients’ ability to process, handle, store, use and transmit demographic and personal information regarding their employees and family members, which could reduce demand for our solutions.

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

In addition, we have limited experience in acquiring other businesses. We may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	Inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	Unanticipated costs or liabilities associated with the acquisition;

●	Incurrence of acquisition-related costs;

●	Difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	Difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	Difficulty converting the clients of the acquired business onto our modules and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

●	Diversion of management’s attention from other business concerns;

●	Adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;

●	The potential loss of key employees;

●	Use of resources that are needed in other parts of our business; and

●	Use of substantial portions of our available cash to consummate the acquisition.

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

As of October 24, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 35.8% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

●	Our operating performance and the operating performance of similar companies;

●	Announcements by us or our competitors of acquisitions, business plans or commercial relationships;

●	Any major change in our board of directors or senior management;

●	Publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	The public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	Sales of our common stock by our directors, executive officers and affiliates;

●	Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

●	Short sales, hedging and other derivative transactions in our common stock;

●	Threatened or actual litigation;

●	Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including acts of God, war, incidents of terrorism, or other destabilizing events and the resulting responses to them).

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

As of October 24, 2019, we had an aggregate of 53,512,911 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

●	Authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;

●	Establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

●	Require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

●	Provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

●	Prevent stockholders from calling special meetings; and

●	Prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The information required by this Item is set forth in the Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	First Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Form S-1 Registration Statement (Registration No. 333-193661)).

3.2	Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Annual Report on Form 10-K for the year ended June 30, 2017 (File No. 001-36348)).

10.1

Credit Agreement, dated as of July 17, 2019, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner (filed as Exhibit 10.1 of Paylocity Holding Corporation’s Form 8-K Current Report (File No. 001-36438)).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	October 31, 2019	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	October 31, 2019	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)