Form 10-Q
period 2019-12-31
Paylocity Holding Corp
filed 2020-02-05
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,609,063 shares of Common Stock, $0.001 par value per share, as of January 29, 2020.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2019

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$132,476	$75,900
Corporate investments	29,314	69,849
Accounts receivable, net	4,358	4,348
Deferred contract costs	21,677	26,150
Prepaid expenses and other	13,895	12,876
Total current assets before funds held for clients	201,720	189,123
Funds held for clients	1,394,469	1,845,294
Total current assets	1,596,189	2,034,417
Capitalized internal-use software, net	27,486	31,619
Property and equipment, net	70,056	71,090
Operating lease right-of-use assets	—	51,659
Intangible assets, net	10,751	9,626
Goodwill	9,590	9,590
Long-term deferred contract costs	81,422	99,383
Long-term prepaid expenses and other	1,975	8,290
Deferred income tax assets	6,472	7,758
Total assets	$1,803,941	$2,323,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,954	$3,714
Accrued expenses	57,625	62,853
Total current liabilities before client fund obligations	61,579	66,567
Client fund obligations	1,394,469	1,845,294
Total current liabilities	1,456,048	1,911,861
Deferred rent	31,263	—
Long-term operating lease liabilities	—	76,929
Other long-term liabilities	1,723	1,360
Deferred income tax liabilities	6,943	1,718
Total liabilities	$1,495,977	$1,991,868
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2019	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2019 and December 31, 2019; 53,075 shares issued and outstanding at June 30, 2019 and 53,573 shares issued and outstanding at December 31, 2019	53	54
Additional paid-in capital	207,982	212,240
Retained earnings	99,817	119,190
Accumulated other comprehensive income	112	80
Total stockholders’ equity	$307,964	$331,564
Total liabilities and stockholders’ equity	$1,803,941	$2,323,432

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Revenues:
Recurring and other revenue	$102,739	$127,980	$199,741	$249,853
Interest income on funds held for clients	4,465	4,394	7,967	9,241
Total revenues	107,204	132,374	207,708	259,094
Cost of revenues	38,070	45,424	74,012	88,054
Gross profit	69,134	86,950	133,696	171,040
Operating expenses:
Sales and marketing	26,570	37,293	52,988	74,250
Research and development	12,798	15,410	24,198	29,804
General and administrative	22,739	28,133	45,707	54,872
Total operating expenses	62,107	80,836	122,893	158,926
Operating income	7,027	6,114	10,803	12,114
Other income	346	285	615	759
Income before income taxes	7,373	6,399	11,418	12,873
Income tax expense (benefit)	1,669	932	(4,138)	(6,500)
Net income	$5,704	$5,467	$15,556	$19,373
Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	(15)	(36)	—	(32)
Total other comprehensive loss, net of tax	(15)	(36)	—	(32)
Comprehensive income	$5,689	$5,431	$15,556	$19,341

Net income per share:
Basic	$0.11	$0.10	$0.29	$0.36
Diluted	$0.10	$0.10	$0.28	$0.35

Weighted-average shares used in computing net income per share:
Basic	52,842	53,542	52,853	53,415
Diluted	55,081	55,826	55,232	55,692

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended December 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at September 30, 2018	52,796	$53	$176,851	$55,846	$(124)	$232,626
Stock-based compensation	—	—	10,795	—	—	10,795
Stock options exercised	30	—	416	—	—	416
Issuance of common stock upon vesting of restricted stock units	25	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	58	—	2,824	—	—	2,824
Net settlement for taxes and/or exercise price related to equity awards	(22)	—	(1,413)	—	—	(1,413)
Unrealized losses on securities, net of tax	—	—	—	—	(15)	(15)
Net income	—	—	—	5,704	—	5,704
Balances at December 31, 2018	52,887	$53	$189,473	$61,550	$(139)	$250,937

	Three Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at September 30, 2019	53,511	$54	$195,566	$113,723	$116	$309,459
Stock-based compensation	—	—	13,422	—	—	13,422
Stock options exercised	15	—	269	—	—	269
Issuance of common stock upon vesting of restricted stock units	11	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	45	—	3,961	—	—	3,961
Net settlement for taxes and/or exercise price related to equity awards	(9)	—	(978)	—	—	(978)
Unrealized losses on securities, net of tax	—	—	—	—	(36)	(36)
Net income	—	—	—	5,467	—	5,467
Balances at December 31, 2019	53,573	$54	$212,240	$119,190	$80	$331,564

	Six Months Ended December 31, 2018
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	20,845	—	—	20,845
Stock options exercised	212	—	2,657	—	—	2,657
Issuance of common stock upon vesting of restricted stock units	604	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	58	—	2,824	—	—	2,824
Net settlement for taxes and/or exercise price related to equity awards	(303)	—	(21,450)	—	—	(21,450)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Net income	—	—	—	15,556	—	15,556
Balances at December 31, 2018	52,887	$53	$189,473	$61,550	$(139)	$250,937

	Six Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	26,140	—	—	26,140
Stock options exercised	23	—	389	—	—	389
Issuance of common stock upon vesting of restricted stock units	688	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	45	—	3,961	—	—	3,961
Net settlement for taxes and/or exercise price related to equity awards	(258)	—	(26,231)	—	—	(26,231)
Unrealized losses on securities, net of tax	—	—	—	—	(32)	(32)
Net income	—	—	—	19,373	—	19,373
Balances at December 31, 2019	53,573	$54	$212,240	$119,190	$80	$331,564

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2018 (1)	2019
Cash flows from operating activities:
Net income	$15,556	$19,373
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	19,524	24,832
Depreciation and amortization expense	16,801	18,261
Deferred income tax benefit	(4,139)	(6,500)
Provision for doubtful accounts	112	63
Net accretion of discounts and amortization of premiums on available-for-sale securities	(893)	(1,052)
Amortization of debt issuance costs	—	73
Loss on disposal of equipment	357	250
Changes in operating assets and liabilities:
Accounts receivable	(926)	(53)
Deferred contract costs	(14,156)	(22,434)
Prepaid expenses and other	635	773
Accounts payable	147	261
Accrued expenses and other	1,027	2,231
Tenant improvement allowance	251	—
Net cash provided by operating activities	34,296	36,078
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(117,053)	(253,950)
Proceeds from sales and maturities of available-for-sale securities	88,879	124,780
Capitalized internal-use software costs	(9,425)	(12,139)
Purchases of property and equipment	(7,532)	(12,398)
Lease allowances used for tenant improvements	(251)	—
Net cash used in investing activities	(45,382)	(153,707)
Cash flows from financing activities:
Net change in client fund obligations	33,159	450,825
Repurchases of common shares	(34,991)	—
Proceeds from exercise of stock options	85	—
Proceeds from employee stock purchase plan	2,824	3,961
Taxes paid related to net share settlement of equity awards	(18,878)	(25,954)
Payment of debt issuance costs	—	(675)
Net cash provided by (used in) financing activities	(17,801)	428,157
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(28,887)	310,528
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,239,731	1,426,143
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,210,844	$1,736,671
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$252	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$53
Cash paid for income taxes, net of refunds	$357	$19
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$84,114	$75,900
Funds held for clients' cash and cash equivalents	1,126,730	1,660,771
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,210,844	$1,736,671

(1)	Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” Refer to Note 2 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Beginning in fiscal 2020, the Company simplified the presentation of revenue and cost of revenues on its Unaudited Consolidated Statements of Operations and Comprehensive Income. The line items “Recurring fees” and “Implementation services and other” have been combined into one revenue line: “Recurring and other revenue”. Likewise, the line items “Cost of revenues – recurring revenues” and “Cost of revenues – implementation services and other” have been combined into one line: “Cost of revenues”. The Company changed the presentation of revenue and cost of revenues as Implementation services and other has become a smaller component of its overall revenue mix due to the human capital management (“HCM”) suite becoming a larger part of the portfolio. Previously reported results for the three and six month periods ended December 31, 2018 have been reclassified to conform to the current presentation.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 9, 2019.

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $52,083 and $83,852, respectively, as of July 1, 2019. The ROU assets were recorded net of $31,769 in deferred rent adjustments that were previously recorded in Accrued expenses and Deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to Retained earnings. Additionally, there was no impact on the Company’s unaudited consolidated statements of operations and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three and six months ended December 31, 2019.

Refer to Note 8 for additional disclosures over the Company’s leases.

(e)  Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the requirements for fair value measurement disclosures. ASU 2018-13 removes, modifies or adds certain disclosure requirements under GAAP. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Any new disclosure requirements must be applied on a prospective basis in the interim and annual periods of initial adoption; all removed or modified requirements must be applied retrospectively to all periods presented. The Company plans to adopt this standard on July 1, 2020 and does not expect any material impact from adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which provides guidance to reduce complexity in certain areas of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and simplifies various aspects of the current guidance to promote consistent application of the standard among reporting entities. This standard is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company is currently assessing the impact of ASU 2019-12 on its financial statements as well as the timing and method of adoption.

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

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Recurring fees	$100,275	$123,562	$196,036	$241,339
Implementation services and other	2,464	4,418	3,705	8,514
Total revenues from contracts	$102,739	$127,980	$199,741	$249,853

Deferred revenue

The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur simultaneously based on the client’s payroll frequency or by month for subscription-based fees. As such, the Company does not recognize contract assets or liabilities related to recurring revenue.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Balance at beginning of the period	$2,019	$6,580	$—	$6,289
Deferral of revenue	2,995	3,172	5,513	6,243
Revenue recognized	(1,391)	(2,899)	(1,890)	(5,679)
Balance at end of the period	$3,623	$6,853	$3,623	$6,853

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $3,826 in fiscal 2020, $2,581 in fiscal 2021, $446 in fiscal 2022 and thereafter.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2018
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$69,933	$5,635	$(4,092)	$71,476
Costs to fulfill a contract	5,343	5,776	(332)	10,787
Total	$75,276	$11,411	$(4,424)	$82,263

	Three Months Ended December 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$86,688	$11,401	$(5,241)	$92,848
Costs to fulfill a contract	26,398	7,499	(1,212)	32,685
Total	$113,086	$18,900	$(6,453)	$125,533

	Six Months Ended December 31, 2018
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$68,107	$11,346	$(7,977)	$71,476
Costs to fulfill a contract	—	11,250	(463)	10,787
Total	$68,107	$22,596	$(8,440)	$82,263

	Six Months Ended December 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$20,886	$(10,141)	$92,848
Costs to fulfill a contract	20,996	13,865	(2,176)	32,685
Total	$103,099	$34,751	$(12,317)	$125,533

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The Company’s remaining performance obligations related to minimum monthly fees on its term based contracts was approximately $42,966 as of December 31, 2019, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2019	$473
Charged to expense	63
Write-offs	(48)
Balance at December 31, 2019	$488

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	December 31,
	2019	2019
Capitalized internal-use software	$90,991	$104,182
Accumulated amortization	(63,505)	(72,563)
Capitalized internal-use software, net	$27,486	$31,619

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $4,418 and $4,690 for the three months ended December 31, 2018 and 2019, respectively, and $8,630 and $9,147 for the six months ended December 31, 2018 and 2019, respectively.

Property and equipment, net consist of the following:

	June 30,	December 31,
	2019	2019
Office equipment	$4,406	$4,490
Computer equipment	36,798	42,344
Furniture and fixtures	11,857	12,682
Software	6,332	6,638
Leasehold improvements	44,350	44,697
Time clocks rented by clients	4,679	4,893
Total	108,422	115,744
Accumulated depreciation	(38,366)	(44,654)
Property and equipment, net	$70,056	$71,090

Depreciation expense amounted to $3,588 and $4,076 for the three months ended December 31, 2018 and 2019, respectively, and $7,045 and $7,989 for the six months ended December 31, 2018 and 2019, respectively.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	December 31,	Useful
	2019	2019	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(7,979)	(9,104)
Intangible assets, net	$10,751	$9,626

Amortization expense for acquired intangible assets was $563 and $562 for the three months ended December 31, 2018 and 2019, respectively, and $1,126 and $1,125 for the six months ended December 31, 2018 and 2019, respectively.

Future amortization expense for acquired intangible assets as of December 31, 2019 is as follows:

Remainder of fiscal 2020	$1,126
Fiscal 2021	2,251
Fiscal 2022	2,232
Fiscal 2023	2,118
Fiscal 2024	1,356
Thereafter	543
Total	$9,626

The components of accrued expenses were as follows:

	June 30,	December 31,
	2019	2019
Accrued payroll and personnel costs	$39,095	$36,341
Operating lease liabilities	—	7,694
Deferred revenue	5,572	7,405
Other	12,958	11,413
Total accrued expenses	$57,625	$62,853

(5) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$132,478	$—	$(2)	$132,476
Funds held for clients' cash and cash equivalents	1,293,673	—	(6)	1,293,667
Available-for-sale securities:
Commercial paper	63,397	33	(2)	63,428
Corporate bonds	27,044	59	(4)	27,099
Asset-backed securities	26,488	55	(3)	26,540
U.S. treasury securities	13,736	21	—	13,757
Total available-for-sale securities (1)	130,665	168	(9)	130,824
Total investments	$1,556,816	$168	$(17)	$1,556,967

(1)	Included within the fair value of total available-for-sale securities above is $30,022 of corporate investments and $100,802 of funds held for clients.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$75,902	$1	$(3)	$75,900
Funds held for clients' cash and cash equivalents	1,660,771	1	(1)	1,660,771
Available-for-sale securities:
Commercial paper	148,627	7	(8)	148,626
Corporate bonds	22,511	54	(1)	22,564
Asset-backed securities	55,857	68	(14)	55,911
U.S. treasury securities	33,891	9	(3)	33,897
Total available-for-sale securities (2)	260,886	138	(26)	260,998
Total investments	$1,997,559	$140	$(30)	$1,997,669

(2)	Included within the fair value of total available-for-sale securities above is $76,475 of corporate investments and $184,523 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds, commercial paper and short-term U.S. treasury securities as of June 30, 2019 and December 31, 2019.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	December 31,
	2019	2019
Cash and cash equivalents	$132,476	$75,900
Corporate investments	29,314	69,849
Funds held for clients	1,394,469	1,845,294
Long-term prepaid expenses and other	708	6,626
Total investments	$1,556,967	$1,997,669

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(2)	$19,055	$—	$—	$(2)	$19,055
Corporate bonds	(1)	1,500	(3)	3,701	(4)	5,201
Asset-backed securities	(1)	386	(2)	2,958	(3)	3,344
Total available-for-sale securities	$(4)	$20,941	$(5)	$6,659	$(9)	$27,600

	December 31, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(8)	$79,890	$—	$—	$(8)	$79,890
Corporate bonds	(1)	2,908	—	—	(1)	2,908
Asset-backed securities	(13)	29,007	(1)	266	(14)	29,273
U.S. treasury securities	(3)	19,200	—	—	(3)	19,200
Total available-for-sale securities	$(25)	$131,005	$(1)	$266	$(26)	$131,271

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive income during the three or six months ended December 31, 2018 or 2019, nor does it believe that OTTI exists in its portfolio as of December 31, 2019. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company believes that the unrealized losses on these securities were not due to deterioration in credit risk. The securities in an unrealized loss position held an A-1 rating or better as of December 31, 2019.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2018 or 2019. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three and six months ended December 31, 2018 and 2019.

Expected maturities of available-for-sale securities at December 31, 2019 are as follows:

	Amortized
	cost	Fair value
One year or less	$232,303	$232,346
One year to two years	28,583	28,652
Total available-for-sale securities	$260,886	$260,998

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2019 and December 31, 2019 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2019 or December 31, 2019, and the Company did not transfer assets between Levels during the six months ended December 31, 2018 or 2019.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$132,476	$116,387	$16,089	$—
Funds held for clients' cash and cash equivalents	1,293,667	1,244,856	48,811	—
Available-for-sale securities:
Commercial paper	63,428	—	63,428	—
Corporate bonds	27,099	—	27,099	—
Asset-backed securities	26,540	—	26,540	—
U.S. treasury securities	13,757	—	13,757	—
Total available-for-sale securities	130,824	—	130,824	—
Total investments	$1,556,967	$1,361,243	$195,724	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$75,900	$50,758	$25,142	$—
Funds held for clients' cash and cash equivalents	1,660,771	1,620,350	40,421	—
Available-for-sale securities:
Commercial paper	148,626	—	148,626	—
Corporate bonds	22,564	—	22,564	—
Asset-backed securities	55,911	—	55,911	—
U.S. treasury securities	33,897	—	33,897	—
Total available-for-sale securities	260,998	—	260,998	—
Total investments	$1,997,669	$1,671,108	$326,561	$—

(7) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to mature in July 2024. As of December 31, 2019, no amounts have been drawn on the credit facility.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of December 31, 2019, the Company was in compliance with all of the aforementioned covenants.

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

The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.

The components of operating lease expense were as follows:

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$2,374	$4,637
Short-term lease cost	1	14
Variable lease cost	725	1,460
Total lease costs	$3,100	$6,111

The classification of the Company’s operating lease right-of-use assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

December 31, 2019
Operating lease right-of-use assets	$51,659
Accrued expenses	$7,694
Long-term operating lease liabilities	$76,929
Weighted-average remaining lease term (years)	10.56
Weighted-average discount rate	3.84%

The following table summarizes supplemental cash flow information related to the Company’s operating leases as of December 31, 2019:

Six Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,088
Operating lease assets obtained in exchange for new liabilities	$2,627

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of December 31, 2019:

Remainder of fiscal 2020	$5,378
Fiscal 2021	10,839
Fiscal 2022	9,574
Fiscal 2023	9,227
Fiscal 2024	9,209
Thereafter	60,026
Total undiscounted cash flows	104,253
Less: Present value discount	(19,630)
Total operating lease liabilities	$84,623

The table above excludes $546 in the undiscounted future minimum lease payments for operating lease liabilities that had not yet commenced for terms up to 5.67 years.

Rent expense was $2,330 and $4,463 for the three and six months ended December 31, 2018, respectively.

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

As of December 31, 2019, the Company had 12,643 shares allocated to the plans, of which 3,185 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six months ended December 31, 2019:

Number of Shares
Available for grant at July 1, 2019	9,759
RSUs granted	(638)
Shares withheld in settlement of taxes and/or exercise price	258
Forfeitures	80
Shares removed	(1)
Available for grant at December 31, 2019	9,458

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Cost of revenues	$1,304	$1,446	$2,542	$2,695
Sales and marketing	2,000	3,379	3,697	7,347
Research and development	1,460	1,768	2,738	3,046
General and administrative	5,335	6,177	10,547	11,744
Total stock-based compensation expense	$10,099	$12,770	$19,524	$24,832

In addition, the Company capitalized $696 and $652 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2018 or 2019, respectively, and $1,321 and $1,308 in the six months ended December 31, 2018 and 2019, respectively.

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

There were no stock options granted during the six months ended December 31, 2018 or 2019. The table below presents stock option activity during the six months ended December 31, 2019:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2019	1,525	$12.24	3.95	$124,373
Options exercised	(23)	$17.35
Balance at December 31, 2019	1,502	$12.17	3.43	$163,219
Options vested and exercisable at December 31, 2019	1,502	$12.17	3.43	$163,219

The total intrinsic value of options exercised was $1,501 and $1,409 during the three months ended December 31, 2018 and 2019, respectively, and $13,704 and $2,080 during the six months ended December 31, 2018 and 2019, respectively. As of December 31, 2019, the Company had recognized all stock-based compensation cost related to outstanding stock options and all outstanding options had vested.

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

The following table represents restricted stock unit activity during the six months ended December 31, 2019:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2019	1,813	$53.78
RSUs granted	638	$99.48
RSUs vested	(688)	$49.43
RSUs forfeited	(80)	$57.65
RSU balance at December 31, 2019	1,683	$73.21
RSUs expected to vest at December 31, 2019	1,553	$72.66

At December 31, 2019, there was $67,519 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.03 years.

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

As of December 31, 2019, a total of 950 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company issued 45 shares upon the completion of its six-month offering period ending November 15, 2019. The Company recorded compensation expense attributable to the ESPP of $446 and $715 for the three months ended December 31, 2018 and 2019, respectively, and $885 and $1,377 for the six months ended December 31, 2018 and 2019, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Six Months Ended
	December 31,
	2018	2019
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	33.5 - 38.3%	38.6 - 43.3%
Expected term (years)	0.5	0.5
Risk‑free interest rate	2.10 - 2.48%	1.58 - 2.44%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,140 and $1,768 for the three months ended December 31, 2018 and 2019, respectively, and $2,534 and $3,771 for the six months ended December 31, 2018 and 2019, respectively.

(10) Litigation

On July 12, 2019, a former employee filed a class and collective action complaint under federal and state law alleging that certain employees of the Company were misclassified as salaried exempt employees. The complaint seeks unpaid overtime and other damages. The Company has, without admitting any liability or wrongdoing, reached an agreement in principle to settle this matter pending court approval. The settlement of this claim would not have a material impact to the Company’s financial position, results of operations, or liquidity.

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

The Company’s effective tax rate was 22.6% and 14.6% for the three months ended December 31, 2018 and 2019, respectively. The Company’s effective tax rate for the three months ended December 30, 2018 was higher than the federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses, partially offset by federal research and development credits. The Company’s effective tax rate for the three months ended December 30, 2019 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

The Company’s effective tax rate was (36.2)% and (50.5)% for the six months ended December 31, 2018 and December 31, 2019, respectively. The Company’s effective tax rates for the six months ended December 31, 2018 and December 31, 2019 were lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Numerator:
Net income	$5,704	$5,467	$15,556	$19,373

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,842	53,542	52,853	53,415
Weighted-average effect of potentially dilutive shares:
Employee stock options and restricted stock units	2,239	2,284	2,379	2,277
Diluted	55,081	55,826	55,232	55,692

Net income per share:
Basic	$0.11	$0.10	$0.29	$0.36
Diluted	$0.10	$0.10	$0.28	$0.35

The following table summarizes the outstanding restricted stock units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Restricted stock units	25	3	687	616
Employee stock purchase plan shares	17	15	17	15
Total	42	18	704	631

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

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $107.2 million for the three months ended December 31, 2018 to $132.4 million for the three months ended December 31, 2019, representing a 23% year-over-year increase. Total revenues increased from $207.7 million for the six months ended December 31, 2018 to $259.1 million for the six months ended December 31, 2019, representing a 25% year-over-year increase.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Adjusted Gross Profit	$74,871	$93,105	$145,241	$183,384
Adjusted EBITDA	$26,100	$30,265	$49,363	$60,742

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$69,134	$86,950	$133,696	$171,040
Amortization of capitalized internal-use software costs	4,418	4,690	8,630	9,147
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,319	1,465	2,915	3,197
Adjusted Gross Profit	$74,871	$93,105	$145,241	$183,384

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$5,704	$5,467	$15,556	$19,373
Interest expense	—	103	—	188
Income tax expense (benefit)	1,669	932	(4,138)	(6,500)
Depreciation and amortization expense	8,569	9,328	16,801	18,261
EBITDA	15,942	15,830	28,219	31,322
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	10,158	12,829	21,144	26,858
Other items*	—	1,606	—	2,562
Adjusted EBITDA	$26,100	$30,265	$49,363	$60,742

*

Represents nonrecurring costs including the settlement of a certain legal matter and related litigation costs of $1.6 million and $2.0 million for the three and six months ended December 31, 2019, respectively, and lease exit and transaction costs of $0.6 million incurred during the six months ended December 31, 2019.

Basis of Presentation

Revenues

Recurring and other revenue

Beginning in fiscal 2020, we simplified the presentation of revenue. Recurring fees and Implementation services and other have been combined into one revenue line: Recurring and other revenue. We changed the presentation of revenue as Implementation services and other has become a smaller component of our overall revenue mix as our HCM suite has become a larger part of the portfolio. Previously reported results for the three and six month periods ending December 31, 2018 have been reclassified to conform to the current presentation.

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

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 96% and 97% of our total revenues during the three months ended December 31, 2018 and 2019, respectively, and 96% of our total revenues during both of the six months ended December 31, 2018 and 2019.

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

Cost of Revenues

To correspond with the simplification of the presentation of revenue discussed above, we also simplified the presentation of cost of revenue. As a result, Cost of revenues – recurring revenues and Cost of revenues – implementation services and other have been combined into one line: Cost of revenues. Cost of revenues includes costs to provide our payroll and other HCM solutions which primarily consists of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, and bank fees associated with client fund transfers. Employee costs for recurring support are generally expensed as incurred whereas such costs for implementation of our proprietary products are capitalized and amortized over a period of 7 years. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $4.4 million and $4.7 million of capitalized internal-use software costs during the three months ended December 31, 2018 and 2019, respectively, and $8.6 million and $9.1 million of capitalized internal-use software costs during the six months ended December 31, 2018 and 2019, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2018 and 2019.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Capitalized portion of research and development	$5,547	$6,674	$10,699	$13,280
Expensed portion of research and development	12,798	15,410	24,198	29,804
Total research and development	$18,345	$22,084	$34,897	$43,084

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$102,739	$127,980	$199,741	$249,853
Interest income on funds held for clients	4,465	4,394	7,967	9,241
Total revenues	107,204	132,374	207,708	259,094
Cost of revenues	38,070	45,424	74,012	88,054
Gross profit	69,134	86,950	133,696	171,040
Operating expenses:
Sales and marketing	26,570	37,293	52,988	74,250
Research and development	12,798	15,410	24,198	29,804
General and administrative	22,739	28,133	45,707	54,872
Total operating expenses	62,107	80,836	122,893	158,926
Operating income	7,027	6,114	10,803	12,114
Other income	346	285	615	759
Income before income taxes	7,373	6,399	11,418	12,873
Income tax expense (benefit)	1,669	932	(4,138)	(6,500)
Net income	$5,704	$5,467	$15,556	$19,373

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2019	2018	2019
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	96%	97%	96%	96%
Interest income on funds held for clients	4%	3%	4%	4%
Total revenues	100%	100%	100%	100%
Cost of revenues	35%	34%	36%	34%
Gross profit	65%	66%	64%	66%
Operating expenses:
Sales and marketing	25%	28%	25%	29%
Research and development	12%	12%	12%	11%
General and administrative	21%	21%	22%	21%
Total operating expenses	58%	61%	59%	61%
Operating income	7%	5%	5%	5%
Other income	0%	0%	0%	0%
Income before income taxes	7%	5%	5%	5%
Income tax expense (benefit)	2%	1%	(2)%	(2)%
Net income	5%	4%	7%	7%

Comparison of Three Months Ended December 31, 2018 and 2019

Revenues

($ in thousands)

	Three Months Ended
	December 31,		Change
	2018	2019	$	%
Recurring and other revenue	$102,739	$127,980	$25,241	25%
Percentage of total revenues	96%	97%
Interest income on funds held for clients	$4,465	$4,394	$(71)	(2)%
Percentage of total revenues	4%	3%

Recurring and other revenue

Recurring and other revenue for the three months ended December 31, 2019 increased by $25.2 million, or 25%, to $128.0 million from $102.7 million for three months ended December 31, 2018. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2019 decreased by $0.1 million, or 2%, to $4.4 million from $4.5 million for the three months ended December 31, 2018. Interest income on funds held for clients decreased primarily as a result of lower average interest rates, partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Three Months Ended
	December 31,		Change
	2018	2019	$	%
Cost of revenues	$38,070	$45,424	$7,354	19%
Percentage of total revenue	35%	34%
Gross margin	65%	66%

Cost of Revenues

Cost of revenues for the three months ended December 31, 2019 increased by $7.4 million, or 19%, to $45.4 million from $38.1 million for the three months ended December 31, 2018. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $4.6 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.8 million in delivery and other processing-related fees. Gross margin increased from 65% to 66% for the three months ended December 31, 2018 and 2019, respectively.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	December 31,		Change
	2018	2019	$	%
Sales and marketing	$26,570	$37,293	$10,723	40%
Percentage of total revenues	25%	28%

Sales and marketing expenses for the three months ended December 31, 2019 increased by $10.7 million, or 40%, to $37.3 million from $26.6 million for the three months ended December 31, 2018. The increase in sales and marketing expense was primarily the result of $6.8 million of additional employee-related costs, including those incurred to expand our sales team, and $1.4 million of additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Three Months Ended
	December 31,		Change
	2018	2019	$	%
Research and development	$12,798	$15,410	$2,612	20%
Percentage of total revenues	12%	12%

Research and development expenses for the three months ended December 31, 2019 increased by $2.6 million, or 20%, to $15.4 million from $12.8 million for the three months ended December 31, 2018. The increase in research and development expenses was primarily the result of $3.0 million of additional employee-related costs related to additional development personnel, partially offset by higher period-over-period capitalized internal-use software costs of $1.1 million.

General and Administrative

	Three Months Ended
	December 31,		Change
	2018	2019	$	%
General and administrative	$22,739	$28,133	$5,394	24%
Percentage of total revenues	21%	21%

General and administrative expenses for the three months ended December 31, 2019 increased by $5.4 million, or 24%, to $28.1 million from $22.7 million for the three months ended December 31, 2018. The increase in general and administrative expense was primarily the result of $1.7 million of additional employee-related costs, $1.6 million in the settlement of a certain legal matter and related litigation costs, $0.9 million of increased occupancy costs incurred as a result of our requirement for additional office space and $0.8 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Three Months Ended
	December 31,		Change
	2018	2019	$	%
Other income	$346	$285	$(61)	(18)%
Percentage of total revenues	0%	0%

Other income for the three months ended December 31, 2019 did not materially change as compared to the three months ended December 31, 2018.

Income Taxes

The Company’s effective tax rate was 22.6% and 14.6% for the three months ended December 31, 2018 and December 31, 2019, respectively. The Company’s effective tax rate for the three months ended December 30, 2018 was higher than the federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses, partially offset by federal research and development credits. The Company’s effective tax rate for the three months ended December 30, 2019 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

Comparison of Six Months Ended December 31, 2018 and 2019

Revenues

($ in thousands)

	Six Months Ended
	December 31,		Change
	2018	2019	$	%
Recurring and other revenue	$199,741	$249,853	$50,112	25%
Percentage of total revenues	96%	96%
Interest income on funds held for clients	$7,967	$9,241	$1,274	16%
Percentage of total revenues	4%	4%

Recurring and other revenue

Recurring and other revenue for the six months ended December 31, 2019 increased by $50.1 million, or 25%, to $249.9 million from $199.7 million for the six months ended December 31, 2018. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2019 increased by $1.3 million, or 16% to $9.2 million from $8.0 million for the six months ended December 31, 2018. Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new clients to our client base, partially offset by lower average interest rates.

Cost of Revenues

($ in thousands)

	Six Months Ended
	December 31,		Change
	2018	2019	$	%
Cost of revenues	$74,012	$88,054	$14,042	19%
Percentage of total revenue	36%	34%
Gross margin	64%	66%

Cost of Revenues

Cost of revenues for the six months ended December 31, 2019 increased by $14.0 million, or 19%, to $88.1 million from $74.0 million for the six months ended December 31, 2018. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $9.1 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $3.1 million in delivery and other processing-related fees. Gross margin increased from 64% to 66% for the six months ended December 31, 2018 and 2019, respectively.

Operating Expenses

($ in thousands)

Sales and Marketing

	Six Months Ended
	December 31,		Change
	2018	2019	$	%
Sales and marketing	$52,988	$74,250	$21,262	40%
Percentage of total revenues	25%	29%

Sales and marketing expenses for the six months ended December 31, 2019 increased by $21.3 million, or 40%, to $74.3 million from $53.0 million for the six months ended December 31, 2018. The increase in sales and marketing expense was primarily the result of $13.3 million of additional employee-related costs, including those incurred to expand our sales team, and $3.7 million of additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Six Months Ended
	December 31,		Change
	2018	2019	$	%
Research and development	$24,198	$29,804	$5,606	23%
Percentage of total revenues	12%	11%

Research and development expenses for the six months ended December 31, 2019 increased by $5.6 million, or 23%, to $29.8 million from $24.2 million for the six months ended December 31, 2018. The increase in research and development expenses was primarily the result of $7.1 million of additional employee-related costs related to additional development personnel, partially offset by higher period-over-period capitalized internal-use software costs of $2.6 million.

General and Administrative

	Six Months Ended
	December 31,		Change
	2018	2019	$	%
General and administrative	$45,707	$54,872	$9,165	20%
Percentage of total revenues	22%	21%

General and administrative expenses for the six months ended December 31, 2019 increased by $9.2 million, or 20%, to $54.9 million from $45.7 million for the six months ended December 31, 2018. The increase in general and administrative expense was primarily the result of $3.1 million of additional employee-related costs, $2.0 million in the settlement of a certain legal matter and related litigation costs, $1.9 million of increased occupancy costs incurred as a result of our requirement for additional office space and $1.2 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

	Six Months Ended
	December 31,		Change
	2018	2019	$	%
Other income	$615	$759	$144	23%
Percentage of total revenues	0%	0%

Other income for the six months ended December 31, 2019 increased by $0.1 million as compared to the six months ended December 31, 2018. The increase in other income was primarily due to higher interest income earned on our cash and cash equivalents and corporate investments, partially offset by interest expense related to our revolving credit facility and losses on disposal of property and equipment.

Income Taxes

The Company’s effective tax rate was (36.2)% and (50.5)% for the six months ended December 31, 2018 and December 31, 2019, respectively. The Company’s effective tax rates for the six months ended December 31, 2018 and December 31, 2019 were lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The share repurchase program completed during the first quarter of fiscal 2019 was funded by our cash flows from operations. As of December 31, 2019, our principal sources of liquidity were $75.9 million of cash and cash equivalents and $76.5 million of total corporate investments. We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We believe that our investments in unrealized loss positions as of December 31, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would change that conclusion.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2018 (1)	2019
Net cash provided by operating activities	$34,296	$36,078
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(117,053)	(253,950)
Proceeds from sales and maturities of available-for-sale securities	88,879	124,780
Capitalized internal-use software costs	(9,425)	(12,139)
Purchases of property and equipment	(7,532)	(12,398)
Lease allowances used for tenant improvements	(251)	—
Net cash used in investing activities	(45,382)	(153,707)
Cash flows from financing activities:
Net change in client fund obligations	33,159	450,825
Repurchases of common shares	(34,991)	—
Proceeds from exercise of stock options	85	—
Proceeds from employee stock purchase plan	2,824	3,961
Taxes paid related to net share settlement of equity awards	(18,878)	(25,954)
Payment of debt issuance costs	—	(675)
Net cash provided by (used in) financing activities	(17,801)	428,157
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(28,887)	$310,528

(1)Certain amounts have been reclassified to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” Refer to Note 2 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Operating Activities

Net cash provided by operating activities was $34.3 million and $36.1 million for the six months ended December 31, 2018 and 2019, respectively. The increase in net cash provided by operating activities from the six months ended December 31, 2018 to the six months ended December 31, 2019 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit, partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and accrued expenses and other during the six months ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $45.4 million and $153.7 million for the six months ended December 31, 2018 and 2019, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash used in investing activities was primarily due to increases in purchases of available-for-sale securities of $136.9 million, purchases of property and equipment of $4.9 million and capitalized internal-use software costs of $2.7 million, partially offset by increases in proceeds from sales and maturities of available-for-sale securities of $35.9 million during the six months ended December 31, 2019 as compared to the six months ended December 31, 2018.

Financing Activities

Net cash provided by (used in) financing activities was ($17.8) million and $428.2 million for the six months ended December 31, 2018 and 2019, respectively. The change in net cash provided by (used in) financing activities was primarily the result of an increase in client fund obligations of $417.7 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities and $35.0 million of repurchases of common shares during the six months ended December 31, 2018, partially offset by $7.1 million in increased taxes paid related to net share settlement of equity awards during the six months ended December 31, 2019 as compared to the six months ended December 31, 2018.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2019:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$104,253	$10,715	$19,703	$18,354	$55,481
Unconditional purchase obligations	12,049	6,563	4,557	929	—
	$116,302	$17,278	$24,260	$19,283	$55,481

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $7.5 million and $12.4 million for the six months ended December 31, 2018 and 2019, respectively, exclusive of capitalized internal-use software costs of $9.4 million and $12.1 million for the same periods, respectively.

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

Interest Rate Risk

As of December 31, 2019, we had cash and cash equivalents of $75.9 million, corporate investments of $76.5 million and funds held for clients of $1,845.3 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of December 31, 2019. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.3 million as of December 31, 2019. A 25-basis point decrease in interest rates would have resulted in a $0.3 million increase in the market value of our available-for-sale securities included in funds held for clients as of December 31, 2019. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility will generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of December 31, 2019, we have not drawn any amounts under the credit facility. To the extent that we draw upon the borrowing capacity available through the credit facility, we may be exposed to increased interest rate risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Effective July 1, 2019, we adopted Accounting Standard Codification Topic 842, Leases. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There were no changes to our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Paylocity and our clients. For example, in 2016, the European Union (“EU”) and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. California also recently enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”), effective as of January 1, 2020, that affords California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. While California legislators recently amended the CCPA and the California Attorney General released draft implementing regulations for public comment, there remains uncertainty in how the CCPA will be interpreted and enforced, and privacy advocates are calling for changes to the law through a voter ballot initiative and additional amendments to the CCPA. In addition, the Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding and storage of “biometric identifiers” or “biometric information” by private entities, and provides a private right of action for persons who are aggrieved by violations of the regulation. All of these legislative and regulatory initiatives may adversely affect our clients’ ability to process, handle, store, use and transmit demographic and personal information regarding their employees and family members, which could reduce demand for our solutions.

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

As of January 29, 2020, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 34.6% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of January 29, 2020, we had an aggregate of 53,609,063 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

PAYLOCITY HOLDING CORPORATION

Date:	February 5, 2020	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 5, 2020	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)