Form 10-Q
period 2020-03-31
Paylocity Holding Corp
filed 2020-05-08
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,686,172 shares of Common Stock, $0.001 par value per share, as of May 1, 2020.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$132,476	$114,325
Corporate investments	29,314	66,308
Accounts receivable, net	4,358	5,761
Deferred contract costs	21,677	29,086
Prepaid expenses and other	13,895	13,337
Total current assets before funds held for clients	201,720	228,817
Funds held for clients	1,394,469	1,729,176
Total current assets	1,596,189	1,957,993
Capitalized internal-use software, net	27,486	34,067
Property and equipment, net	70,056	68,698
Operating lease right-of-use assets	—	50,180
Intangible assets, net	10,751	9,063
Goodwill	9,590	9,590
Long-term deferred contract costs	81,422	111,842
Long-term prepaid expenses and other	1,975	8,266
Deferred income tax assets	6,472	7,229
Total assets	$1,803,941	$2,256,928

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,954	$3,626
Accrued expenses	57,625	64,002
Total current liabilities before client fund obligations	61,579	67,628
Client fund obligations	1,394,469	1,729,176
Total current liabilities	1,456,048	1,796,804
Deferred rent	31,263	—
Long-term operating lease liabilities	—	74,912
Other long-term liabilities	1,723	1,668
Deferred income tax liabilities	6,943	9,169
Total liabilities	$1,495,977	$1,882,553
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2019 and March 31, 2020	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2019 and March 31, 2020; 53,075 shares issued and outstanding at June 30, 2019 and 53,660 shares issued and outstanding at March 31, 2020	53	54
Additional paid-in capital	207,982	215,101
Retained earnings	99,817	159,322
Accumulated other comprehensive income (loss)	112	(102)
Total stockholders’ equity	$307,964	$374,375
Total liabilities and stockholders’ equity	$1,803,941	$2,256,928

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Revenues:
Recurring and other revenue	$133,355	$167,095	$333,096	$416,948
Interest income on funds held for clients	6,197	4,551	14,164	13,792
Total revenues	139,552	171,646	347,260	430,740
Cost of revenues	39,745	48,081	113,757	136,135
Gross profit	99,807	123,565	233,503	294,605
Operating expenses:
Sales and marketing	27,699	37,801	80,687	112,051
Research and development	12,688	15,612	36,886	45,416
General and administrative	23,208	22,411	68,915	77,283
Total operating expenses	63,595	75,824	186,488	234,750
Operating income	36,212	47,741	47,015	59,855
Other income	540	435	1,155	1,194
Income before income taxes	36,752	48,176	48,170	61,049
Income tax expense	8,726	8,044	4,588	1,544
Net income	$28,026	$40,132	$43,582	$59,505
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities, net of tax	161	(182)	161	(214)
Total other comprehensive income (loss), net of tax	161	(182)	161	(214)
Comprehensive income	$28,187	$39,950	$43,743	$59,291

Net income per share:
Basic	$0.53	$0.75	$0.82	$1.11
Diluted	$0.51	$0.72	$0.79	$1.07

Weighted-average shares used in computing net income per share:
Basic	52,934	53,629	52,880	53,486
Diluted	55,465	55,953	55,280	55,760

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended March 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2018	52,887	$53	$189,473	$61,550	$(139)	$250,937
Stock-based compensation	—	—	9,972	—	—	9,972
Stock options exercised	117	—	1,483	—	—	1,483
Issuance of common stock upon vesting of restricted stock units	19	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(59)	—	(4,354)	—	—	(4,354)
Unrealized gains on securities, net of tax	—	—	—	—	161	161
Net income	—	—	—	28,026	—	28,026
Balances at March 31, 2019	52,964	$53	$196,574	$89,576	$22	$286,225

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2019	53,573	$54	$212,240	$119,190	$80	$331,564
Stock-based compensation	—	—	10,051	—	—	10,051
Stock options exercised	130	—	1,318	—	—	1,318
Issuance of common stock upon vesting of restricted stock units	20	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(63)	—	(8,508)	—	—	(8,508)
Unrealized losses on securities, net of tax	—	—	—	—	(182)	(182)
Net income	—	—	—	40,132	—	40,132
Balances at March 31, 2020	53,660	$54	$215,101	$159,322	$(102)	$374,375

	Nine Months Ended March 31, 2019
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	30,817	—	—	30,817
Stock options exercised	329	—	4,140	—	—	4,140
Issuance of common stock upon vesting of restricted stock units	623	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	58	—	2,824	—	—	2,824
Net settlement for taxes and/or exercise price related to equity awards	(362)	—	(25,804)	—	—	(25,804)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	161	161
Net income	—	—	—	43,582	—	43,582
Balances at March 31, 2019	52,964	$53	$196,574	$89,576	$22	$286,225

	Nine Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	36,191	—	—	36,191
Stock options exercised	153	—	1,707	—	—	1,707
Issuance of common stock upon vesting of restricted stock units	708	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	45	—	3,961	—	—	3,961
Net settlement for taxes and/or exercise price related to equity awards	(321)	—	(34,739)	—	—	(34,739)
Unrealized losses on securities, net of tax	—	—	—	—	(214)	(214)
Net income	—	—	—	59,505	—	59,505
Balances at March 31, 2020	53,660	$54	$215,101	$159,322	$(102)	$374,375

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2019	2020
Cash flows from operating activities:
Net income	$43,582	$59,505
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	28,837	34,348
Depreciation and amortization expense	25,213	27,832
Deferred income tax expense	4,584	1,544
Provision for doubtful accounts	220	232
Net accretion of discounts and amortization of premiums on available-for-sale securities	(1,607)	(1,673)
Amortization of debt issuance costs	—	113
Loss on disposal of equipment	399	331
Changes in operating assets and liabilities:
Accounts receivable	(1,904)	(1,635)
Deferred contract costs	(25,359)	(37,829)
Prepaid expenses and other	(1,485)	68
Accounts payable	596	863
Accrued expenses and other	5,299	3,096
Tenant improvement allowance	784	—
Net cash provided by operating activities	79,159	86,795
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(210,374)	(400,343)
Proceeds from sales and maturities of available-for-sale securities	161,306	250,791
Capitalized internal-use software costs	(14,706)	(19,213)
Purchases of property and equipment	(9,621)	(14,578)
Lease allowances used for tenant improvements	(784)	—
Net cash used in investing activities	(74,179)	(183,343)
Cash flows from financing activities:
Net change in client fund obligations	496,695	334,707
Repurchases of common shares	(34,991)	—
Proceeds from exercise of stock options	85	—
Proceeds from employee stock purchase plan	2,824	3,961
Taxes paid related to net share settlement of equity awards	(21,749)	(33,136)
Payment of debt issuance costs	—	(675)
Net cash provided by financing activities	442,864	304,857
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	447,844	208,309
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,239,731	1,426,143
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,687,575	$1,634,452
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$3,529	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$115
Cash paid for income taxes	$375	$24
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$90,856	$114,325
Funds held for clients' cash and cash equivalents	1,596,719	1,520,127
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,687,575	$1,634,452

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic which has caused a global slowdown of economic activity that the Company believes will unfavorably impact its business operations and financial conditions. The duration and severity of the COVID-19 pandemic, and the effect the pandemic will have on the Company’s clients and general economic conditions, remains uncertain and difficult to predict. Accounting estimates used in the preparation of these consolidated financial statements may change as new events occur, more experience and additional information is acquired, and the operating environment evolves, including the ongoing impact of COVID-19.

Beginning in fiscal 2020, the Company simplified the presentation of revenue and cost of revenues on its Unaudited Consolidated Statements of Operations and Comprehensive Income. The line items “Recurring fees” and “Implementation services and other” have been combined into one revenue line: “Recurring and other revenue”. Likewise, the line items “Cost of revenues – recurring revenues” and “Cost of revenues – implementation services and other” have been combined into one line: “Cost of revenues”. The Company changed the presentation of revenue and cost of revenues as Implementation services and other has become a smaller component of its overall revenue mix due to the human capital management (“HCM”) suite becoming a larger part of the portfolio. Previously reported results for the three and nine months ended March 31, 2019 have been reclassified to conform to the current presentation.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results for the full year or the results for any future periods. The financial impacts from the COVID-19 pandemic became more observable in the latter half of March 2020. As a result, the impact of the COVID-19 pandemic will not be fully known or reflected in the Company’s results of operations and overall financial performance until future periods. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-

Q for risks related to the COVID-19 pandemic on its business and financial performance. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 9, 2019.

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $52,083 and $83,852, respectively, as of July 1, 2019. The ROU assets were recorded net of $31,769 in deferred rent adjustments that were previously recorded in Accrued expenses and Deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to Retained earnings. Additionally, there was no impact on the Company’s unaudited consolidated statements of operations and comprehensive income or the unaudited statement of cash flows as a result of the adoption of Topic 842 for the three and nine months ended March 31, 2019.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional practical expedients and exceptions for applying GAAP to contracts and transactions, including debt agreements, affected by interest rate reform as regulators discontinue the use of the London Interbank Offered Rate (LIBOR) and other similar reference rates. This standard is effective for contract modifications made as of March 12, 2020 through December 31, 2022, on a prospective basis. The Company adopted this standard upon its issuance, and it did not have a material impact on the Company’s financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Revenue

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company also has term arrangements, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services. The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription-based fees which can include payroll, time and attendance, and HR related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Recurring fees	$129,976	$161,266	$326,012	$402,605
Implementation services and other	3,379	5,829	7,084	14,343
Total revenues from contracts	$133,355	$167,095	$333,096	$416,948

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Balance at beginning of the period	$3,623	$6,853	$—	$6,289
Deferral of revenue	4,730	6,099	10,243	12,342
Revenue recognized	(2,354)	(3,992)	(4,244)	(9,671)
Balance at end of the period	$5,999	$8,960	$5,999	$8,960

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $3,466 in fiscal 2020, $4,463 in fiscal 2021, $1,031 in fiscal 2022 and thereafter.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$71,476	$10,544	$(4,386)	$77,634
Costs to fulfill a contract	10,787	5,583	(538)	15,832
Total	$82,263	$16,127	$(4,924)	$93,466

	Three Months Ended March 31, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$92,848	$15,141	$(5,738)	$102,251
Costs to fulfill a contract	32,685	7,483	(1,491)	38,677
Total	$125,533	$22,624	$(7,229)	$140,928

	Nine Months Ended March 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$68,107	$21,890	$(12,363)	$77,634
Costs to fulfill a contract	—	16,833	(1,001)	15,832
Total	$68,107	$38,723	$(13,364)	$93,466

	Nine Months Ended March 31, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$36,027	$(15,879)	$102,251
Costs to fulfill a contract	20,996	21,348	(3,667)	38,677
Total	$103,099	$57,375	$(19,546)	$140,928

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $47,673 as of March 31, 2020, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for doubtful accounts was as follows:

Balance at June 30, 2019	$473
Charged to expense	232
Write-offs	(116)
Balance at March 31, 2020	$589

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	March 31,
	2019	2020
Capitalized internal-use software	$90,991	$111,556
Accumulated amortization	(63,505)	(77,489)
Capitalized internal-use software, net	$27,486	$34,067

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $4,224 and $4,926 for the three months ended March 31, 2019 and 2020, respectively, and $12,854 and $14,073 for the nine months ended March 31, 2019 and 2020, respectively.

Property and equipment, net consist of the following:

	June 30,	March 31,
	2019	2020
Office equipment	$4,406	$4,491
Computer equipment	36,798	42,478
Furniture and fixtures	11,857	12,764
Software	6,332	6,603
Leasehold improvements	44,350	45,366
Time clocks rented by clients	4,679	4,907
Total	108,422	116,609
Accumulated depreciation	(38,366)	(47,911)
Property and equipment, net	$70,056	$68,698

Depreciation expense amounted to $3,626 and $4,082 for the three months ended March 31, 2019 and 2020, respectively, and $10,671 and $12,071 for the nine months ended March 31, 2019 and 2020, respectively.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	March 31,	Useful
	2019	2020	Life
Client relationships	$18,130	$18,130	7 - 9 years
Non-solicitation agreements	600	600	2 - 4 years
Total	18,730	18,730
Accumulated amortization	(7,979)	(9,667)
Intangible assets, net	$10,751	$9,063

Amortization expense for acquired intangible assets was $562 and $563 for the three months ended March 31, 2019 and 2020, respectively, and $1,688 for both the nine months ended March 31, 2019 and 2020.

Future amortization expense for acquired intangible assets as of March 31, 2020 is as follows:

Remainder of fiscal 2020	$563
Fiscal 2021	2,251
Fiscal 2022	2,232
Fiscal 2023	2,118
Fiscal 2024	1,356
Thereafter	543
Total	$9,063

The components of accrued expenses were as follows:

	June 30,	March 31,
	2019	2020
Accrued payroll and personnel costs	$39,095	$38,386
Operating lease liabilities	—	7,955
Deferred revenue	5,572	8,308
Other	12,958	9,353
Total accrued expenses	$57,625	$64,002

(5) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$132,478	$—	$(2)	$132,476
Funds held for clients' cash and cash equivalents	1,293,673	—	(6)	1,293,667
Available-for-sale securities:
Commercial paper	63,397	33	(2)	63,428
Corporate bonds	27,044	59	(4)	27,099
Asset-backed securities	26,488	55	(3)	26,540
U.S. treasury securities	13,736	21	—	13,757
Total available-for-sale securities (1)	130,665	168	(9)	130,824
Total investments	$1,556,816	$168	$(17)	$1,556,967

(1)	Included within the fair value of total available-for-sale securities above is $30,022 of corporate investments and $100,802 of funds held for clients.

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$114,323	$3	$(1)	$114,325
Funds held for clients' cash and cash equivalents	1,520,105	23	(1)	1,520,127
Available-for-sale securities:
Commercial paper	150,388	50	(1)	150,437
Corporate bonds	52,587	18	(357)	52,248
Asset-backed securities	57,612	64	(90)	57,586
U.S. treasury securities	21,302	155	—	21,457
Total available-for-sale securities (2)	281,889	287	(448)	281,728
Total investments	$1,916,317	$313	$(450)	$1,916,180

(2)	Included within the fair value of total available-for-sale securities above is $72,679 of corporate investments and $209,049 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds, commercial paper and U.S. treasury securities with original maturities of three months or less as of June 30, 2019 and March 31, 2020.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	March 31,
	2019	2020
Cash and cash equivalents	$132,476	$114,325
Corporate investments	29,314	66,308
Funds held for clients	1,394,469	1,729,176
Long-term prepaid expenses and other	708	6,371
Total investments	$1,556,967	$1,916,180

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months are as follows:

	June 30, 2019
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(2)	$19,055	$—	$—	$(2)	$19,055
Corporate bonds	(1)	1,500	(3)	3,701	(4)	5,201
Asset-backed securities	(1)	386	(2)	2,958	(3)	3,344
Total available-for-sale securities	$(4)	$20,941	$(5)	$6,659	$(9)	$27,600

	March 31, 2020
	Securities in an		Securities in an
	unrealized loss		unrealized loss
	position for less		position for greater
	than 12 months		than 12 months		Total
	Gross		Gross		Gross
	unrealized		unrealized		unrealized
	losses	Fair value	losses	Fair value	losses	Fair value
Commercial paper	$(1)	$498	$—	$—	$(1)	$498
Corporate bonds	(357)	42,474	—	—	(357)	42,474
Asset-backed securities	(90)	29,900	—	—	(90)	29,900
Total available-for-sale securities	$(448)	$72,872	$—	$—	$(448)	$72,872

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in accumulated other comprehensive income during the three or nine months ended March 31, 2019 or 2020, nor does it believe that OTTI exists in its portfolio as of March 31, 2020. The Company plans to retain the securities in an unrealized loss position for a period of time sufficient enough to recover their amortized cost basis or until their maturity date. The Company does not believe that the unrealized losses in its portfolio are due to material credit risks. The securities in an unrealized loss position held an A-1 rating or better as of March 31, 2020.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2019 or 2020. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three and nine months ended March 31, 2019 and 2020.

Expected maturities of available-for-sale securities at March 31, 2020 are as follows:

	Amortized
	cost	Fair value
One year or less	$244,939	$245,004
One year to two years	36,950	36,724
Total available-for-sale securities	$281,889	$281,728

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2019 and March 31, 2020 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2019 or March 31, 2020, and the Company did not transfer assets between Levels during the nine months ended March 31, 2019 or 2020.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$132,476	$116,387	$16,089	$—
Funds held for clients' cash and cash equivalents	1,293,667	1,244,856	48,811	—
Available-for-sale securities:
Commercial paper	63,428	—	63,428	—
Corporate bonds	27,099	—	27,099	—
Asset-backed securities	26,540	—	26,540	—
U.S. treasury securities	13,757	—	13,757	—
Total available-for-sale securities	130,824	—	130,824	—
Total investments	$1,556,967	$1,361,243	$195,724	$—

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$114,325	$90,791	$23,534	$—
Funds held for clients' cash and cash equivalents	1,520,127	1,439,324	80,803	—
Available-for-sale securities:
Commercial paper	150,437	—	150,437	—
Corporate bonds	52,248	—	52,248	—
Asset-backed securities	57,586	—	57,586	—
U.S. treasury securities	21,457	—	21,457	—
Total available-for-sale securities	281,728	—	281,728	—
Total investments	$1,916,180	$1,530,115	$386,065	$—

(7) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to mature in July 2024. As of March 31, 2020, no amounts have been drawn on the credit facility. In April 2020, the Company borrowed $100,000 under the credit facility. Refer to Note 13 for further details on the borrowing under the credit facility.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of March 31, 2020, the Company was in compliance with all of the aforementioned covenants.

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

The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.

The components of operating lease expense were as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease cost	$2,358	$6,995
Short-term lease cost	1	15
Variable lease cost	848	2,308
Total lease costs	$3,207	$9,318

The classification of the Company’s operating lease right-of-use assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

March 31, 2020
Operating lease right-of-use assets	$50,180
Accrued expenses	$7,955
Long-term operating lease liabilities	$74,912
Weighted-average remaining lease term (years)	10.44
Weighted-average discount rate	3.83%

The following table summarizes supplemental cash flow information related to the Company’s operating leases as of March 31, 2020:

Nine Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,716
Operating lease assets obtained in exchange for new liabilities	$2,723

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of March 31, 2020:

Remainder of fiscal 2020	$2,755
Fiscal 2021	10,890
Fiscal 2022	9,609
Fiscal 2023	9,229
Fiscal 2024	9,210
Thereafter	60,026
Total undiscounted cash flows	101,719
Less: Present value discount	(18,852)
Total operating lease liabilities	$82,867

The table above excludes $546 in the undiscounted future minimum lease payments for operating lease liabilities that had not yet commenced for terms up to 5.67 years.

Rent expense was $2,596 and $7,059 for the three and nine months ended March 31, 2019, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining terms in excess of one year) as of June 30, 2019 under ASC 840 were as follows:

Fiscal 2020	$10,449
Fiscal 2021	11,150
Fiscal 2022	9,500
Fiscal 2023	8,840
Fiscal 2024	8,838
Thereafter	59,401
Total minimum lease payments	$108,178

(9)  Benefit Plans

(a)  Equity Incentive Plan

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of options to purchase common stock and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the 2014 Plan as of January 1, 2020.

As of March 31, 2020, the Company had 12,518 shares allocated to the plans, of which 3,026 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine months ended March 31, 2020:

Number of Shares
Available for grant at July 1, 2019	9,759
RSUs granted	(642)
Shares withheld in settlement of taxes and/or exercise price	321
Forfeitures	93
Shares removed	(39)
Available for grant at March 31, 2020	9,492

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Cost of revenues	$1,192	$1,362	$3,734	$4,057
Sales and marketing	1,799	3,466	5,496	10,813
Research and development	1,287	1,899	4,025	4,945
General and administrative	5,035	2,789	15,582	14,533
Total stock-based compensation expense	$9,313	$9,516	$28,837	$34,348

In addition, the Company capitalized $659 and $535 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2019 and 2020, respectively, and $1,980 and $1,843 in the nine months ended March 31, 2019 and 2020, respectively.

Under the 2008 and 2014 Plans, the exercise price of each option cannot be less than the fair value of a share of common stock on the grant date. The options vested ratably over a three or four-year period and expire 10 years from the grant date. Stock-based compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule for each separately vesting portion of the award.

There were no stock options granted during the nine months ended March 31, 2019 or 2020. The table below presents stock option activity during the nine months ended March 31, 2020:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2019	1,525	$12.24	3.95	$124,373
Options exercised	(153)	$11.15
Balance at March 31, 2020	1,372	$12.37	3.20	$104,172
Options vested and exercisable at March 31, 2020	1,372	$12.37	3.20	$104,172

The total intrinsic value of options exercised was $7,197 and $16,164 during the three months ended March 31, 2019 and 2020, respectively, and $20,901 and $18,244 during the nine months ended March 31, 2019 and 2020, respectively. As of March 31, 2020, the Company had recognized all stock-based compensation cost related to outstanding stock options and all outstanding options had vested.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue growth and Adjusted EBITDA margin targets in future fiscal years. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable achievement of these aforementioned performance metrics. In the third quarter of fiscal 2020, the Company determined that the probable achievement of performance metrics for such outstanding performance-based awards would be lower as a result of the COVID-19 pandemic and its anticipated impact on the Company’s operating results. As a result, the Company reversed $2,053 in stock-based compensation expense associated with such awards during the three months ended March 31, 2020.

The following table represents restricted stock unit activity during the nine months ended March 31, 2020:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2019	1,813	$53.78
RSUs granted	642	$99.72
RSUs vested	(708)	$49.75
RSUs forfeited	(93)	$59.72
RSU balance at March 31, 2020	1,654	$73.57
RSUs expected to vest at March 31, 2020	1,442	$71.83

At March 31, 2020, there was $50,414 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.91 years.

(b)  Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during specific offering periods not to exceed twenty-seven months. Each offering period will begin on the trading day closest to May 16 and November 16 of each year. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation for each purchase period, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. Participants may purchase up to $25 worth of common stock or 2 shares of common stock in any one year. The ESPP is considered compensatory and recorded as stock-based compensation expense.

As of March 31, 2020, a total of 950 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the ESPP as of January 1, 2020.

The Company issued 45 shares upon the completion of its six-month offering period ending November 15, 2019. The Company recorded compensation expense attributable to the ESPP of $516 and $831 for the three months ended March 31, 2019 and 2020, respectively, and $1,401 and $2,208 for the nine months ended March 31, 2019 and 2020, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Nine Months Ended
	March 31,
	2019	2020
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	33.5 - 38.3%	38.6 - 43.3%
Expected term (years)	0.5	0.5
Risk‑free interest rate	2.10 - 2.48%	1.58 - 2.44%

(c)  401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $1,604 and $2,176 for the three months ended March 31, 2019 and 2020, respectively, and $4,138 and $5,947 for the nine months ended March 31, 2019 and 2020, respectively.

(10) Litigation

On July 12, 2019, a former employee filed a class and collective action complaint under federal and state law alleging that certain employees of the Company were misclassified as salaried exempt employees. The complaint seeks unpaid overtime and other damages. The Company has, without admitting any liability or wrongdoing, reached an agreement in principle to settle this matter. The settlement of this claim did not have a material impact to the Company’s financial position, results of operations, or liquidity.

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

(11)  Income Taxes

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. While the Company continues to analyze the relevant provisions of the CARES Act, it does not expect the provisions of the legislation to have a significant impact on the Company’s income taxes.

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

The Company’s effective tax rate was 23.7% and 16.7% for the three months ended March 31, 2019 and 2020, respectively. The Company’s effective tax rate for the three months ended March 31, 2019 was higher than the federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses, partially offset by federal research and development credits. The Company’s effective tax rate for the three months ended March 31, 2020 was lower than the federal statutory rate of 21% primarily due to federal research and development credits, partially offset by an increase in valuation allowance.

The Company’s effective tax rate was 9.5% and 2.5% for the nine months ended March 31, 2019 and March 31, 2020, respectively. The Company’s effective tax rates for the nine months ended March 31, 2019 and March 31, 2020 were lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and federal research and development credits.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Numerator:
Net income	$28,026	$40,132	$43,582	$59,505

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,934	53,629	52,880	53,486
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,531	2,324	2,400	2,274
Diluted	55,465	55,953	55,280	55,760

Net income per share:
Basic	$0.53	$0.75	$0.82	$1.11
Diluted	$0.51	$0.72	$0.79	$1.07

The Company excluded 18 and 6 outstanding RSUs from the diluted per share calculations during the three months ended March 31, 2019 and 2020, respectively, and 49 and 17 outstanding RSUs from the diluted per share calculations during the nine months ended March 31, 2019 and 2020, respectively, because to include them would have been anti-dilutive.

In August 2018, the Company announced that its board of directors approved a program to repurchase up to $35,000 of the Company’s common stock, with authorization through August 14, 2019. The Company completed the repurchase program during the first quarter of fiscal 2019 and repurchased 442 shares for $34,991. All shares of common stock repurchased were retired.

(13) Subsequent Events

As described in Note 7, the Company entered into a five-year revolving credit agreement in July 2019 which provides for a senior secured revolving credit facility under which the Company may borrow up to $250,000. In April 2020, the Company borrowed $100,000 under this credit facility. Although the Company currently does not have any anticipated need for this additional liquidity, it utilized the borrowing capacity under the credit agreement to provide enhanced financial flexibility due to uncertain market conditions arising from the COVID-19 pandemic. As of March 31, 2020, the Company’s primary sources of liquidity were $114,325 of cash and cash equivalents and $72,679 of total corporate investments.

In April 2020, the Company acquired all of the shares outstanding of VidGrid, Inc. through a merger for purchase price consideration of $17,500, subject to customary escrow arrangements and purchase price adjustments. VidGrid, Inc. is a leading video platform provider that enables peer-to-peer video learning courses, transforming video into two-way communication. This transaction expands the Company’s product functionality around workplace video communication and reaffirms its commitment to stronger employee collaboration, engagement and retention while helping clients prepare for the workplaces of the future. The Company will account for the acquisition as a business combination in accordance with ASC 805: Business Combinations using the acquisition method of accounting and recognize assets and liabilities at fair value as of the date of acquisition.  The acquisition will not have a material impact to the Company’s consolidated financial statements.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic which has caused a global slowdown of economic activity that we believe will unfavorably impact our future business operations and financial condition. The COVID-19 pandemic did not have a material impact on our financial position, results of operations or liquidity as of and for the period ended March 31, 2020, as the U.S. economy did not experience a material impact from the COVID-19 pandemic until the latter half of March 2020.

In response to the COVID-19 pandemic, we have transitioned nearly all of our employees across all of our offices (including our corporate headquarters) to remote work-from-home arrangements during our third quarter of fiscal 2020. We did not experience any material disruptions in our ability to operate our business and service our clients during this transition as our business model enables us to service our clients remotely. We were able to continue our implementation efforts remotely, and service our clients efficiently and in a timely manner during the quarter, while our sales team shifted from in-person meetings with prospective and existing clients to engaging with them virtually. Our teams also quickly mobilized to analyze the various state and federal legislative changes enacted by the government in response to the COVID-19 crisis, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the Families First Coronavirus Response Act (“FFCRA”) legislation and added automated functionality and reporting to our systems for our clients. Many of our prospective and existing clients’ businesses have been impacted by stay-at-home, business closure and other restrictive orders, which has resulted in reduced employee headcount, temporary and permanent business closures, and/or delayed sales/starts.

The duration and severity of the COVID-19 pandemic, and the effects the pandemic will have on our clients and general economic conditions, remains uncertain and difficult to predict. Our business and financial performance may be unfavorably impacted in future periods as a result of the COVID-19 pandemic if a significant number of our clients are unable to continue as viable businesses or reduce headcount, the macro-economic environment continues to experience worsening unemployment, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in payroll and HCM solutions spending by medium-sized organizations, a decrease in growth in the overall market or a further decline of interest rates, among other factors.

We currently expect COVID-19 to have an unfavorable impact on growth in both Recurring and other revenues and Interest income on funds held for clients in future periods. Recurring and other revenue growth may decline due to lower client employee counts, increases in client losses, less demand for new services, pricing pressures and longer sales cycles. Interest income from funds held for clients has also been unfavorably impacted primarily due to rate reductions by the Federal Reserve. If economic conditions continue to deteriorate into the latter half of the current calendar year, including further increases in private sector unemployment and business closures, declines in new business formation and further reductions in interest rates, we could experience further unfavorable impact to our financial performance. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for risks related to the COVID-19 pandemic to our business and financial performance.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $139.6 million for the three months ended March 31, 2019 to $171.6 million for the three months ended March 31, 2020, representing a 23% year-over-year increase. Total revenues increased from $347.3 million for the nine months ended March 31, 2019 to $430.7 million for the nine months ended March 31, 2020, representing a 24% year-over-year increase. Our total revenues increased during the three and nine months ended March 31, 2020 as the effects of COVID-19 had minimal impact during the third quarter. We expect COVID-19 to unfavorably impact our revenue growth rates in future periods as we anticipate lower client employee counts, increases in client losses, less demand for new services, a continued low interest rate environment and a decrease in the growth of the overall market, among other factors.

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

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and other items as defined below. The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Adjusted Gross Profit	$105,300	$129,906	$250,541	$313,290
Adjusted EBITDA	$54,816	$68,247	$104,179	$128,989

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$99,807	$123,565	$233,503	$294,605
Amortization of capitalized internal-use software costs	4,224	4,926	12,854	14,073
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,269	1,415	4,184	4,612
Adjusted Gross Profit	$105,300	$129,906	$250,541	$313,290

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$28,026	$40,132	$43,582	$59,505
Interest expense	—	102	—	290
Income tax expense	8,726	8,044	4,588	1,544
Depreciation and amortization expense	8,412	9,571	25,213	27,832
EBITDA	45,164	57,849	73,383	89,171
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	9,652	10,013	30,796	36,871
Other items*	—	385	—	2,947
Adjusted EBITDA	$54,816	$68,247	$104,179	$128,989

*

Represents nonrecurring costs including lease exit and transaction costs of $0.3 million and $0.9 million incurred during the three and nine months ended March 31, 2020, respectively, and the settlement of a certain legal matter and related litigation costs of $2.0 million during the nine months ended March 31, 2020.

Basis of Presentation

Revenues

Recurring and other revenue

Beginning in fiscal 2020, we simplified the presentation of revenue. Recurring fees and Implementation services and other have been combined into one revenue line: Recurring and other revenue. We changed the presentation of revenue as Implementation services and other has become a smaller component of our overall revenue mix as our HCM suite has become a larger part of the portfolio. Previously reported results for the three and nine months ended March 31, 2019 have been reclassified to conform to the current presentation.

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

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 95% and 97% of our total revenues during the three months ended March 31, 2019 and March 31, 2020, respectively, and 96% and 97% of our total revenues during the nine months ended March 31, 2019 and March 31, 2020, respectively.

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

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $4.2 million and $4.9 million of capitalized internal-use software costs during the three months ended March 31, 2019 and 2020, respectively, and $12.9 million and $14.1 million of capitalized internal-use software costs during the nine months ended March 31, 2019 and 2020, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2019 and 2020.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Capitalized portion of research and development	$5,645	$7,374	$16,344	$20,654
Expensed portion of research and development	12,688	15,612	36,886	45,416
Total research and development	$18,333	$22,986	$53,230	$66,070

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$133,355	$167,095	$333,096	$416,948
Interest income on funds held for clients	6,197	4,551	14,164	13,792
Total revenues	139,552	171,646	347,260	430,740
Cost of revenues	39,745	48,081	113,757	136,135
Gross profit	99,807	123,565	233,503	294,605
Operating expenses:
Sales and marketing	27,699	37,801	80,687	112,051
Research and development	12,688	15,612	36,886	45,416
General and administrative	23,208	22,411	68,915	77,283
Total operating expenses	63,595	75,824	186,488	234,750
Operating income	36,212	47,741	47,015	59,855
Other income	540	435	1,155	1,194
Income before income taxes	36,752	48,176	48,170	61,049
Income tax expense	8,726	8,044	4,588	1,544
Net income	$28,026	$40,132	$43,582	$59,505

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2020	2019	2020
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	95%	97%	96%	97%
Interest income on funds held for clients	5%	3%	4%	3%
Total revenues	100%	100%	100%	100%
Cost of revenues	28%	28%	33%	32%
Gross profit	72%	72%	67%	68%
Operating expenses:
Sales and marketing	20%	22%	23%	26%
Research and development	9%	9%	10%	10%
General and administrative	17%	13%	20%	18%
Total operating expenses	46%	44%	53%	54%
Operating income	26%	28%	14%	14%
Other income	0%	0%	0%	0%
Income before income taxes	26%	28%	14%	14%
Income tax expense	6%	5%	1%	0%
Net income	20%	23%	13%	14%

Comparison of Three Months Ended March 31, 2019 and 2020

Revenues

($ in thousands)

	Three Months Ended
	March 31,		Change
	2019	2020	$	%
Recurring and other revenue	$133,355	$167,095	$33,740	25%
Percentage of total revenues	95%	97%
Interest income on funds held for clients	$6,197	$4,551	$(1,646)	(27)%
Percentage of total revenues	5%	3%

Recurring and other revenue

Recurring and other revenue for the three months ended March 31, 2020 increased by $33.7 million, or 25%, to $167.1 million from $133.4 million for three months ended March 31, 2019. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2020 decreased by $1.6 million, or 27% to $4.6 million from $6.2 million for the three months ended March 31, 2019. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Three Months Ended
	March 31,		Change
	2019	2020	$	%
Cost of revenues	$39,745	$48,081	$8,336	21%
Percentage of total revenue	28%	28%
Gross margin	72%	72%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 increased by $8.3 million, or 21%, to $48.1 million from $39.7 million for the three months ended March 31, 2019. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $5.1 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.6 million in delivery and other processing-related fees. Gross margin remained consistent at 72% for both the three months ended March 31, 2019 and 2020.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2019	2020	$	%
Sales and marketing	$27,699	$37,801	$10,102	36%
Percentage of total revenues	20%	22%

Sales and marketing expenses for the three months ended March 31, 2020 increased by $10.1 million, or 36%, to $37.8 million from $27.7 million for the three months ended March 31, 2019. The increase in sales and marketing expense was primarily the result of $6.9 million of additional employee-related costs, including those incurred to expand our sales team, and $1.7 million of additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Three Months Ended
	March 31,		Change
	2019	2020	$	%
Research and development	$12,688	$15,612	$2,924	23%
Percentage of total revenues	9%	9%

Research and development expenses for the three months ended March 31, 2020 increased by $2.9 million, or 23%, to $15.6 million from $12.7 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily the result of $3.8 million of additional employee-related costs related to additional development personnel, partially offset by higher period-over-period capitalized internal-use software costs of $1.7 million.

General and Administrative

	Three Months Ended
	March 31,		Change
	2019	2020	$	%
General and administrative	$23,208	$22,411	$(797)	(3)%
Percentage of total revenues	17%	13%

General and administrative expenses for the three months ended March 31, 2020 decreased by $0.8 million, or 3%, to $22.4 million from $23.2 million for the three months ended March 31, 2019. The decrease in general and administrative expense was primarily the result of decreased stock-based compensation costs associated with our equity incentive plan of $2.2 million, partially offset by $0.7 million of increased occupancy costs incurred as a result of our requirement for additional office space and $0.3 million in certain transaction costs. Stock-based compensation expense decreased for the three months ended March 31, 2020 compared to the prior year due to a reduction in probable achievement levels of performance due to the anticipated impact of the COVID-19 pandemic on operating results. Refer to Note 9 of the Unaudited Consolidated Financial Statements for further details.

Other Income

	Three Months Ended
	March 31,		Change
	2019	2020	$	%
Other income	$540	$435	$(105)	(19)%
Percentage of total revenues	0%	0%

Other income for the three months ended March 31, 2020 did not materially change as compared to the three months ended March 31, 2020.

Income Taxes

Our effective tax rate was 23.7% and 16.7% for the three months ended March 31, 2019 and March 31, 2020, respectively. Our effective tax rate for the three months ended March 31, 2019 was higher than the federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses, partially offset by federal research and development credits. Our effective tax rate for the three months ended March 31, 2020 was lower than the federal statutory rate of 21% primarily due to federal research and development credits, partially offset by an increase in valuation allowance.

Comparison of Nine Months Ended March 31, 2019 and 2020

Revenues

($ in thousands)

	Nine Months Ended
	March 31,		Change
	2019	2020	$	%
Recurring and other revenue	$333,096	$416,948	$83,852	25%
Percentage of total revenues	96%	97%
Interest income on funds held for clients	$14,164	$13,792	$(372)	(3)%
Percentage of total revenues	4%	3%

Recurring and other revenue

Recurring and other revenue for the nine months ended March 31, 2020 increased by $83.9 million, or 25%, to $416.9 million from $333.1 million for the nine months ended March 31, 2019. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2020 decreased by $0.4 million, or 3% to $13.8 million from $14.2 million for the nine months ended March 31, 2019. Interest income on funds held for clients decreased primarily as a result of lower average interest rates as the Federal Reserve reduced interest rates gradually throughout the nine months ended March 31, 2020 with the most significant interest rate cuts taking place in March 2020 in light of the global economic impact of the COVID-19 pandemic. The impact of these interest rate reductions was partially offset by an increase in average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Nine Months Ended
	March 31,		Change
	2019	2020	$	%
Cost of revenues	$113,757	$136,135	$22,378	20%
Percentage of total revenue	33%	32%
Gross margin	67%	68%

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2020 increased by $22.4 million, or 20%, to $136.1 million from $113.8 million for the nine months ended March 31, 2019. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $14.2 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $4.7 million in delivery and other processing-related fees. Gross margin increased from 67% for the nine months ended March 31, 2019 to 68% for the nine months ended March 31, 2020.

Operating Expenses

($ in thousands)

Sales and Marketing

	Nine Months Ended
	March 31,		Change
	2019	2020	$	%
Sales and marketing	$80,687	$112,051	$31,364	39%
Percentage of total revenues	23%	26%

Sales and marketing expenses for the nine months ended March 31, 2020 increased by $31.4 million, or 39%, to $112.1 million from $80.7 million for the nine months ended March 31, 2019. The increase in sales and marketing expense was primarily the result of $20.1 million of additional employee-related costs, including those incurred to expand our sales team, and $5.3 million of additional stock-based compensation associated with our equity incentive plan.

Research and Development

	Nine Months Ended
	March 31,		Change
	2019	2020	$	%
Research and development	$36,886	$45,416	$8,530	23%
Percentage of total revenues	10%	10%

Research and development expenses for the nine months ended March 31, 2020 increased by $8.5 million, or 23%, to $45.4 million from $36.9 million for the nine months ended March 31, 2019. The increase in research and development expenses was primarily the result of $10.9 million of additional employee-related costs related to additional development personnel, partially offset by higher period-over-period capitalized internal-use software costs of $4.3 million.

General and Administrative

	Nine Months Ended
	March 31,		Change
	2019	2020	$	%
General and administrative	$68,915	$77,283	$8,368	12%
Percentage of total revenues	20%	18%

General and administrative expenses for the nine months ended March 31, 2020 increased by $8.4 million, or 12%, to $77.3 million from $68.9 million for the nine months ended March 31, 2019. The increase in general and administrative expense was primarily the result of $3.1 million of additional employee-related costs, $2.9 million in the settlement of a certain legal matter, related litigation costs and certain lease exit and transaction costs and $2.5 million of increased occupancy costs incurred as a result of our requirement for additional office space, offset by a $1.0 million decrease in stock-based compensation costs associated with our equity incentive plan. Stock-based compensation expense decreased for the nine months ended March 31, 2020 compared to the prior year due to a reduction in probable achievement levels of performance due to the anticipated impact of the COVID-19 pandemic on operating results, partially offset by additional stock-based compensation expense for RSUs with time-based vesting conditions. Refer to Note 9 of the Unaudited Consolidated Financial Statements for further details.

Other Income

	Nine Months Ended
	March 31,		Change
	2019	2020	$	%
Other income	$1,155	$1,194	$39	3%
Percentage of total revenues	0%	0%

Other income for the nine months ended March 31, 2020 did not materially change as compared to the nine months ended March 31, 2019.

Income Taxes

Our effective tax rate was 9.5% and 2.5% for the nine months ended March 31, 2019 and 2020, respectively. Our effective tax rates for the nine months ended March 31, 2019 and 2020 were lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and federal research and development credits.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions and, to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which has caused a global slowdown of economic activity that we believe will unfavorably impact our business operations and financial conditions. The duration and severity of the COVID-19 pandemic, and the effect the pandemic will have on our clients and general economic conditions, remains uncertain and difficult to predict. Accounting estimates used in the preparation of these consolidated financial statements may change as new events occur, more experience and additional information is acquired, and the operating environment evolves including the ongoing impact of COVID-19. Refer to “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for risks related to the COVID-19 pandemic on its business and financial performance.

Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2019 included in our Annual Report on Form 10-K filed with the SEC on August 9, 2019.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. The share repurchase program completed during the first quarter of fiscal 2019 was funded by our cash flows from operations. As of March 31, 2020, our principal sources of liquidity were $114.3 million of cash and cash equivalents and $72.7 million of total corporate investments. We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We believe that our investments in unrealized loss positions as of March 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would change that conclusion.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities, as well as the extent and duration of COVID-19 on the macro-economic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and corporate investments or utilize our credit facility that we entered into in July 2019 to satisfy those needs. Refer to Notes 7 and 13 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement and our initial borrowing under the credit facility subsequent to March 31, 2020, respectively.

Funds held for clients and client fund obligations will vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle all transaction volumes for the foreseeable future. We primarily collect fees for our services via ACH transactions at the same time we debit the client’s account for payroll and tax obligations and thus are able to reduce collectability and accounts receivable risks.

We believe our current cash and cash equivalents, corporate investments, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future. In April 2020, we borrowed $100 million under our credit facility. Although we currently do not have any anticipated need for this additional liquidity, we utilized our borrowing capacity under our credit agreement in order to provide enhanced financial flexibility due to uncertain market conditions arising from COVID-19.

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2019	2020
Net cash provided by operating activities	$79,159	$86,795
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(210,374)	(400,343)
Proceeds from sales and maturities of available-for-sale securities	161,306	250,791
Capitalized internal-use software costs	(14,706)	(19,213)
Purchases of property and equipment	(9,621)	(14,578)
Lease allowances used for tenant improvements	(784)	—
Net cash used in investing activities	(74,179)	(183,343)
Cash flows from financing activities:
Net change in client fund obligations	496,695	334,707
Repurchases of common shares	(34,991)	—
Proceeds from exercise of stock options	85	—
Proceeds from employee stock purchase plan	2,824	3,961
Taxes paid related to net share settlement of equity awards	(21,749)	(33,136)
Payment of debt issuance costs	—	(675)
Net cash provided by financing activities	442,864	304,857
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$447,844	$208,309

Operating Activities

Net cash provided by operating activities was $79.2 million and $86.8 million for the nine months ended March 31, 2019 and 2020, respectively. The increase in net cash provided by operating activities from the nine months ended March 31, 2019 to the nine months ended March 31, 2020 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense, partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and accrued expenses and other during the nine months ended March 31, 2020.

Investing Activities

Net cash used in investing activities was $74.2 million and $183.3 million for the nine months ended March 31, 2019 and 2020, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash used in investing activities was primarily due to increases in purchases of available-for-sale securities of $190.0 million, purchases of property and equipment of $5.0 million and capitalized internal-use software costs of $4.5 million, partially offset by increases in proceeds from sales and maturities of available-for-sale securities of $89.5 million during the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was $442.9 million and $304.9 million for the nine months ended March 31, 2019 and 2020, respectively. The change in net cash provided by financing activities was primarily the result of a decrease in client fund obligations of $162.0 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities and $11.4 million in increased taxes paid related to net share settlement of equity awards during the nine months ended March 31, 2020 as compared to the March 31, 2019, partially offset by $35.0 million of repurchases of common shares during the nine months ended March 31, 2019.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2020:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$101,719	$10,901	$19,294	$18,348	$53,176
Unconditional purchase obligations	12,151	6,797	4,557	797	—
	$113,870	$17,698	$23,851	$19,145	$53,176

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth and the ongoing impact from COVID-19. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $9.6 million and $14.6 million for the nine months ended March 31, 2019 and 2020, respectively, exclusive of capitalized internal-use software costs of $14.7 million and $19.2 million for the same periods, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have operations solely in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations, the novel coronavirus disease (“COVID-19”) pandemic has significantly disrupted the global economy and financial markets and we believe it will unfavorably impact our future business and financial performance. Refer to Item 1A. Risk Factors for risks related to the COVID-19 pandemic.

We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

Interest Rate Risk

As of March 31, 2020, we had cash and cash equivalents of $114.3 million, corporate investments of $72.7 million and funds held for clients of $1,729.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of March 31, 2020. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 25-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities included in funds held for clients by $0.3 million as of March 31, 2020. A 25-basis point decrease in interest rates would have resulted in a $0.3 million increase in the market value of our available-for-sale securities included in funds held for clients as of March 31, 2020. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility will generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of March 31, 2020, we had not drawn any amounts under the credit facility. To the extent that we draw upon the borrowing capacity available through the credit facility as we did in April 2020, we expect to be exposed to increased interest rate risk. Refer to Note 13 to the Unaudited Consolidated Financial Statements for additional details regarding our credit facility borrowings.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

●	The severity and duration of the uncertainties and adverse impacts of the coronavirus disease (“COVID-19”) on our business, our clients and our partners and markets generally;

●	The extent to which our products achieve or maintain market acceptance;

●	Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;

●	Competitive pressures and the introduction of enhanced products and services from competitors;

●	Changes in client budgets and procurement policies;

●	The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;

●	The number of our clients’ employees;

●	Timing of recognition of revenues and expenses;

●	Client renewal rates;

●	Seasonality in our business;

●	Technical difficulties with our products or interruptions in our services;

●	Our ability to hire and retain qualified personnel;

●	A repeal of or changes to the laws and regulations related to the products and services which we offer;

●	Changes in accounting principles;

●	Changes in interest rates; and

●	Unforeseen legal expenses, including litigation and settlement costs.

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

Our business, results of operations and financial condition have been, and will continue to be, adversely impacted by the uncertainties and consequences stemming from the COVID-19 pandemic.

The spread of COVID-19 is causing significant economic and individual uncertainty and disruption across the country and world. In response, we have taken a number of actions including transitioning nearly all of our employees across our offices (including our corporate headquarters) to remote work-from-home arrangements and imposing travel and related restrictions. We believe these actions were reasonable and necessary as a result of the COVID-19 pandemic. Given the continued spread of COVID-19 and the resultant personal, economic and governmental reactions, we may have to take additional actions in the future that could negatively impact our business and financial performance.

Many of our clients have also been unfavorably impacted by the COVID-19 pandemic, which is outside of our control. For example, many cities, counties and states across the country have imposed or may impose a wide range of stay-at-home, business closure and other restrictive orders that impact our clients. Many of our clients’ businesses have been impacted by these stay-at-home, business closure and other restrictive orders and some have been required to reduce employee headcount as a result. If a significant number of our clients are unable to continue as viable businesses or otherwise are required to further reduce headcount, it would have an adverse impact on our business and financial condition. If the COVID-19 pandemic has a prolonged substantial impact on our employees, partners or clients, our results of operations and overall financial performance may be unfavorably impacted.

Our business depends on the overall demand for payroll and HCM software and services, and on the economic health of our current and prospective clients. Any significant weakening of the economy in the United States, or further decline of interest rates, continuing or worsening unemployment, a reduction in business confidence and activity, decreased government and consumer spending, decreased payroll and HCM solutions spending by medium-sized organizations, economic uncertainty and other difficulties as a result of the COVID-19 pandemic, may affect one or more of the sectors in which we sell our applications.

The impacts of the COVID-19 pandemic on our business, clients, partners, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	the spread, duration and severity of the pandemic as a public health matter and its impact on governments, businesses and society generally and our clients, partners and our business more specifically;

●	the measures being taken by governments, businesses and society in response to the pandemic and their effectiveness;

●	the scope and effectiveness of fiscal and monetary stimulus programs (such as the Payroll Protection Program) and other legislative and regulatory measures being implemented by federal, state and local governments;

●	the duration and impact of the numerous shelter-in-place, business closure and other restrictive orders throughout the country;

●	the increase in business failures among our clients and other businesses;

●	the pace and extent to which our clients and other businesses reduce their number of employees and other compensated individuals; and

●	the willingness of current and prospective clients to invest in our products and services.

Any of these factors may impact our business unfavorably.

Adverse changes in economic or political conditions could adversely affect our operating results and our business.

The changing market and economic conditions resulting from the COVID-19 pandemic may cause a decline in the number of our clients’ employees being paid and attrition among our clients, which could have an unfavorable impact on our business. A number of our clients have reduced their employee headcount, and may undergo further reductions. Clients may also delay or reduce technology purchases. This could also result in reductions in our recurring revenue and new sales, increased price competition and clients purchasing fewer solutions. Any of these events could unfavorably impact our business, results of operations, financial condition and cash flows from operations. There can also be no assurance that any decrease in revenue resulting from the COVID-19 pandemic will be offset by increased revenue in subsequent periods.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our business. Interest rates have already been reduced as a result of the COVID-19 pandemic, and further interest rate reductions will impact our interest income from client funds held.

Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy and sustaining our revenue growth rates.

We have been rapidly growing our revenue and number of clients, and we will seek to do the same for the foreseeable future. However, the growth in our number of clients puts significant strain on our business, requires significant capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. If we fail to effectively manage our growth or we over-invest or under-invest in our business, our business and results of operations could suffer from the resultant weaknesses in our infrastructure, systems or controls. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. In addition, our revenue growth rates may decline in future periods as a result of various factors, including our failure to manage our growth effectively, our increased market penetration and the maturation of our business, slowing demand for our services, reductions in the number of employees by our clients, reductions in the number of our clients, public health issues such as the COVID-19 pandemic and a decrease in the growth of the overall market, among other factors.

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

In addition, our ability to deliver our cloud-based modules depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:

●	Damage from fire, power loss, natural disasters, pandemics such as COVID-19 and other force majeure events outside our control;

●	Communications failures;

●	Software and hardware errors, failures and crashes;

●	Security breaches, computer viruses, hacking, worms, malware, ransomware, denial-of-service attacks and similar disruptive problems; and

●	Other potential interruptions.

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

We host our solutions at a third-party facility in Franklin Park, Illinois and utilize another third-party facility in Kenosha, Wisconsin for backup and disaster recovery. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations (such as a hardware or other supply chain disruption resulting from the COVID-19 pandemic), with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Any changes in service levels at our third-party data center or any errors, defects, disruptions or other performance problems with our modules could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

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

Our partners, suppliers, and clients are also subject to the risk of natural disaster, pandemic or other catastrophic events (such as the COVID-19 pandemic). In those events, our ability to deliver our services in a timely manner, as well as the demand for our services, may be adversely impacted by factors outside our control.

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

We primarily sell our products and implementation services through our direct sales force. To grow our business, we intend to focus on growing our client base for the foreseeable future. Our ability to add clients and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our solutions. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. Extended stay-at-home, business closure and other restrictive orders may impact our ability to identify, hire and train new personnel. The amount of time it takes for our sales representatives to be fully-trained and to become productive varies widely. In addition, if we hire sales representatives from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

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

We believe that the market for cloud-based payroll and HCM solutions is not as mature among medium-sized organizations as the market for outsourced services or on-premise software and services. It is not certain that cloud-based solutions will achieve and sustain high levels of client demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption by medium-sized organizations of cloud-based computing in general, and of payroll and other HCM modules in particular. It is difficult to predict client adoption rates and demand for our solutions, the future growth rate and size of the cloud-based market or the entry of competitive solutions. The expansion of the cloud-based market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based computing, as well as the ability of cloud-based solutions to address security and privacy concerns. If other cloud-based providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for cloud-based applications as a whole, including our solutions, may be negatively affected. If cloud-based payroll and HCM solutions do not achieve widespread adoption among medium-sized organizations, or there is a reduction in demand for cloud-based computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, public health issues such as COVID-19, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in a loss of clients, decreased revenues and an adverse impact on our business. Medium-sized organizations may be more adversely impacted by the COVID-19 pandemic than larger organizations in the short term because they may have less cash and less access to capital than larger organizations and therefore may not be as well positioned to react to the COVID-19 pandemic as larger organizations.

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

We currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll, benefit and tax services. The global economic slowdown resulting from the COVID-19 pandemic could also adversely impact the businesses of our third-party providers, impacting their ability to provide the services on which we rely. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our business. Further, a disruption of the Federal Reserve Bank’s services from COVID-19, including ACH processing, could negatively impact our business.

We depend on our senior management team and other key employees, and the loss of these persons or an inability to attract and retain highly skilled employees, including product development and other technical persons, could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers, including Steven R. Beauchamp, our Chief Executive Officer. We also rely on our leadership team in the areas of research and development, sales, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers, including Mr. Beauchamp, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees (including as a result of COVID-19) could have an adverse effect on our business.

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

We invest portions of excess cash and cash equivalents and funds held for our clients in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market securities, and other cash equivalents. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our corporate investments and client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility such as that we are currently experiencing as a result of the COVID-19 pandemic. Any loss of or inability to access our corporate investments or client funds could have adverse impacts on our business, client relations, liquidity, results of operations and financial condition and could require us to seek additional sources of liquidity.

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

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. In addition, we may need to expand ACH capacity as we grow our business. The spread of COVID-19, however, may cause disruption and volatility in financial, lending and payments markets.

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

Any adverse market conditions arising from the COVID-19 pandemic impacting our access to capital could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients. Relying on UPS and other third-party couriers puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to perform tasks on our behalf. If UPS or other third-party couriers fail to perform their tasks, we could incur liability or suffer damages to our reputation, or both. If we are forced to use other third-party couriers, our costs could increase and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain terms as favorable as those we currently use, which could further increase our costs and negatively impact our business, financial condition and results of operations.

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

As of May 1, 2020, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 34.1% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The market price of our common stock has been and may continue to be volatile. The extent to which, and for how long, the COVID-19 pandemic may impact the economy, our clients, our business and market price of our common stock are unclear and out of our control. Additional factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

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

As of May 1, 2020, we had an aggregate of 53,686,172 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 8, 2020	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 8, 2020	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)