Form 10-K
period 2020-06-30
Paylocity Holding Corp
filed 2020-08-10
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ⌧    No   ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ◻    No   ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ⌧

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2019, the last day of registrant’s most recently completed second fiscal quarter, was $4.2 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of July 31, 2020, there were 53,813,482 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2021 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2020

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the impact of the novel coronavirus disease (“COVID-19”) on the U.S. economy, including reductions in interest rates, business disruptions, reductions in employment and an increase in business failures; the impact of COVID-19 on Paylocity’s employees and clients and Paylocity’s ability to provide services to its clients and respond to their needs, and other risks and potential factors discussed in this report, and in particular, the risks discussed under Part 1, Item 1A:”Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 20 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Excluding clients acquired through acquisitions, as of June 30, 2020, we provided our payroll and HCM software solutions to approximately 24,450 clients across the U.S., which on average had over 100 employees.

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

Our solutions provide the following key benefits to our clients:

●	Comprehensive cloud-based platform optimized to meet the payroll and HCM needs of medium-sized organizations;

●	Modern, intuitive user experience and self-service capabilities that significantly increase employee engagement;

●	Flexible and configurable platform that aligns with business processes and centralizes payroll and HCM data;

●	Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and

●	Seamless data integration with our extensive partner ecosystem that saves time and expense and reduces the risk of errors.

We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2018, 2019 and 2020. Our total revenues increased from $377.5 million in fiscal 2018 to $467.6 million in fiscal 2019, representing a 24% year-over-year increase and to $561.3 million in fiscal 2020, representing a 20% year-over-year increase. While the majority of our agreements with clients are generally cancellable on 60 days’ or less notice, we also have term agreements which are generally two years in length. Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.

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

Large Market Opportunity for Payroll and HCM Solutions

The market opportunity in the U.S. for payroll and HCM applications and services is driven by the importance of payroll and HCM solutions to the successful management of organizations. To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 646,000 firms with 20 to 999 employees in the U.S. in 2017, employing over 46 million people. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $400 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $18 billion. Our existing clients do not typically own our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

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

Limitations of Legacy Competitive Solutions

We believe that legacy payroll and HCM solution providers have limitations that cause them to underserve the unique needs of medium-sized organizations. Existing legacy payroll and HCM solutions include:

●	Traditional Payroll Service Providers. Traditional payroll service providers are primarily focused on delivery of a variety of payroll processing services, insurance products and HR business process outsourcing solutions. Many of these solutions offer limited capabilities and integration beyond traditional payroll processing. The lack of a unified and configurable employee-facing payroll and HCM suite can diminish the effectiveness of a system, detract from user experience and limit integration with other solutions. In addition, we believe that certain traditional payroll service providers often do not provide a high-quality technology and service experience.

●	Enterprise-Focused Payroll and HCM Software Vendors. Enterprise-focused software vendors offer solutions and services that are designed for the complex needs and structures of very large enterprises. As a result, their solutions can be expensive, complex and time-consuming to implement, operate and maintain.

●	HCM Point Solution Providers. Many HCM point solutions lack integrated payroll functionality. The implementation and management of multiple point solutions and the reliance on multiple service organizations can be challenging and expensive for medium-sized organizations.

●	Manual Processes for Payroll and HCM Functions. Manual payroll and HCM processes require increased HR, payroll and finance personnel involvement, resulting in higher costs, slower processing and greater risks of data entry errors.

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

Our Solutions

We are a cloud-based provider of payroll and HCM software solutions for medium-sized organizations. Our solutions enable medium-sized organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments. Excluding clients acquired through acquisitions, as of June 30, 2020, we provided our payroll and HCM software solutions to approximately 24,450 clients across the U.S., which on average had over 100 employees.

The key benefits of our solutions include the following:

●	Comprehensive Platform Optimized for Medium-Sized Organizations. Our solutions empower finance and HR professionals in medium-sized organizations to drive strategic human capital decisions by providing enterprise-grade payroll and HCM modules, including robust reporting and analytics. Our unified platform fully automates payroll and HCM processes, enabling our clients to focus on core business activities. Our solutions help our clients attract, retain and manage their employees within a single, comprehensive system.

●	Modern, Intuitive User Experience. Our intuitive, easy-to-use and mobile-centric platform provides increased accessibility of our solutions and decreased need for training while also providing users with an engaging mobile and self-service experience.

●	Flexible and Configurable Platform. We design our solutions to be flexible and configurable, allowing our clients to match their use of our software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs. Our systems centralize payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.

●	Highly Attractive SaaS Solution for Medium-Sized Organizations. Our solutions are cloud-based and offered on a subscription basis, making them easier and more affordable to implement, operate and update and thus enabling our clients to focus less on their IT infrastructure and more on their core businesses. Our software can be operated by a single administrator without the support of an in-house information technology department. Our multi-tenant and modern architecture allows for frequent software enhancements thereby enabling our clients to react to a rapidly changing and complex operating environment. Our platform enables our clients to scale their businesses without having to acquire additional hardware or to resolve the integration challenges that often result from traditional outsourcing solutions.

●	Seamless Integration with Extensive Ecosystem of Partners. Our platform offers our clients automated data integration with over 400 related third-party partner systems, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches. Our direct and automated data transmission improves the accuracy of data and facilitates data collection in our partners’ systems. We believe having automated data integration with a payroll and HCM provider like us differentiates our partners’ product offerings, strengthening their competitive positioning in their own markets.

Our Strategy

We intend to strengthen and extend our position as a leading provider of cloud-based payroll and HCM software solutions to medium-sized organizations. Key elements of our strategy include:

●	Grow Our Client Base. We believe that our current client base represents only a small portion of the medium-sized organizations that could benefit from our solutions. While we provide our payroll and HCM software solutions to approximately 24,450 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2020, there are over 646,000 businesses with 20 to 999 employees in the U.S., employing more than 46 million people, according to the U.S. Census Bureau in 2017. In order to acquire new clients, we plan to continue growing our sales organization across the U.S.

●	Expand Our Product Offerings. We believe a significant part of our leadership position is the result of our investment and innovation in our product offerings designed for medium-sized organizations. Our average revenue per client has consistently increased in each of the last three years as we have broadened our product offerings. We plan to continue to invest in product development efforts that will allow us to offer a broader selection of products to new and existing clients.

●	Extend Technological Leadership. We believe that our organically developed cloud-based multi-tenant software platform, combined with our unified database architecture, enhances the experience and usability of our products, providing what we believe to be a competitive advantage over alternative solutions. Our modern, intuitive user interface utilizes features found on many popular consumer Internet sites, enabling users to use our solutions with limited training. We plan to continue our technology innovation, as we have done with our mobile applications, social features and analytics capabilities.

●	Further Develop Our Referral Network. We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants that recommend our solutions and provide referrals. We believe that our platform’s automated data integration with over 400 related third-party partner systems is valuable to our referral participants, as they are able to access payroll and HR data through a single system which decreases complexity and cost and complements their own product offerings. We plan to increase integration with third-party providers and expand our referral network to grow our client base and lower our client acquisition costs.

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

Payroll

Our Payroll module enables clients to automate key payroll processes and manage compliance in an environment of continued regulatory complexity. Key features of the Payroll module include the following:

Feature	Functionality
Payroll Entry	● Configurable payroll entry grid allowing easy entry and update of critical Payroll data
● Real-time updates to open pay cycles
● Support for garnishments, child support, union and other specialized calculations
Employee Tax Management	● Setup, configuration and calculation of all local, state and federal taxes
● Tax validation using geolocation services to ensure accurate tax setup
● Tax filing services

Proration and Retro	● Automated identification of scenario changes to employee data that impact pay for the pay cycle
● Recommended calculations for mid-pay period hires for hourly and salary employees
● Recommended calculations for backdated changes of pay rates
Advanced Reporting	● Easy-to-use, powerful reporting dashboard enables users to design and create ad- hoc reports or rely on over 100 standard reports
● Ability to generate a variety of pre-process reports via report library and report writer
● Real-time report generation, including the ability to automatically schedule reports to run on a user-defined frequency
● Point-in-time reporting, including comparative analysis over multiple periods, allowing users to view data from any time in history
Data Integration	● Ability to set up multiple data integrations with a wide array of benefits and retirement plan providers
Simplified Expense Management Workflow	● File and submit expenses in an intuitive and unified module ● Capture and submit receipts from a mobile device
● Approve expense reports quickly and easily ● Receive notifications throughout the entire reimbursement process
Integrated Payments for Expense Reimbursements	● Flexibility to process payment as part of the normal payroll cycle or on a separate payment guideline
● Payment utilizes employees’ existing payment choices (direct deposit or check)
● Automatically creates general ledger entries to expedite the recording of employee expenses
Configurable Expense Policies	● Ability to specify approval workflow based on data elements related to specific employees
● Enforcement of reimbursement limits, notes and additional information requirements
● Allows proxy submitters to enable administrative support for employees when necessary
● Generate and analyze spend reports

Core HR

Paylocity’s Core HR module provides a set of HR capabilities enabling clients to manage HR data in an effective and timely manner while positively impacting employee engagement and culture. Key features of Core HR include the following:

Feature	Functionality
Employee Record Management	● Manages payroll deductions for employee benefit plans such as health and 401(k)
● Automated employee time-off requests
● Tracks employee skills, events, education and prior employment
● Stores employee documentation electronically
● Records and tracks company property issued to employees
● Ability to add custom fields to track additional employee related information
Configurable Templates	● Combination of standard and modifiable templates powered by highly flexible drag-and-drop technology
● Includes standard templates to accommodate changes for new hires, job changes, leave of absences and terminations
● Enables users to configure user interface to efficiently align to organizations’ business processes

● Ability to require additional data, add default values and insert new custom fields increases accuracy and consistency of data across the platform
Custom Checklists	● Allows users to track critical steps in hiring and other processes
● Triggers reports and notification emails to track critical steps and informs users when tasks are complete
HR Compliance	● Manage ACA compliance activities
● Family Medical Leave Act (FMLA) tracking
● Facilitate Equal Employment Opportunity (EEO) assessment and filing
● Occupational Safety & Health Administration (OSHA) tracking
● Workers’ compensation tracking and reporting ● I-9 verification
● Provides a year end dashboard to manage IRS deadlines
HR Insight and Analytics	● Provides a dashboard view into critical HR metrics such as headcount, employee turnover and potential at-risk employees
● Users can choose between different types of graphical display or export the information to spreadsheets or other documents
● Retention dashboard assists employers in identifying and taking action on at-risk employees to improve employee retention
● Compliance and reporting
Self-Service Portals	● Full online and mobile access through virtually any device having Internet access to payroll, HR and benefits information
● Provides the ability for administrators to communicate company news and policy changes, such as handbook revisions, and to post documents and create custom web pages to communicate with employees
● Provides a single view for managers where they can approve employee changes and requests, manage outstanding tasks and easily access employee information
● Improves communication among managers and HR and payroll and finance departments

Talent

Paylocity’s Talent modules are designed to bring ease and convenience to processes that attract and retain talent within an organization. The modules provide an engaging employee experience and enable clients to manage their talent throughout their employees’ tenures, starting at recruiting and carrying through onboarding, learning and performance management. Key features of our Talent module include the following:

Feature	Functionality
Reviews	● Provides the ability for employees and managers to complete online reviews, add comments and sign off on completed reviews
● Includes automated workflow at each step of the review process with ability for HR administrators to review and provide feedback prior to final approval
360° Feedback	● Provides the ability to access feedback from employees across the organization to receive input on employee performance and accomplishments
● Enables year-round or point-in-time 360° feedback
Goals Management	● Manages employee goals and appraisals in a single place to reduce the time required to navigate between screens
● Allows specific goals to be displayed on the performance review for increased employee focus and development
● Assigns goals specific to employees based on skill level and other factors
Impressions	● Provides employees the ability to recognize each other and provide immediate feedback

● Impression leaderboard is visible to everyone in the organization providing recognition for top performers
Recruiting

●     Auto-fills resume information to save time and effort in the candidate’s application process

●     Serves as a repository of applicant information and feedback for future reference and sourcing

●     Tracks applicants through the lifecycle of the recruiting process, reducing time spent on the recruiting and talent acquisition process and so that users quickly know the status of any prospects at critical stages in the process

●     Integration to allow posting to over 20,000 job boards to reach a broad range of applicants

●     Manage the full employment offer process including automated creation of offer letters and background check completion

●     Seamless transition of an employee from recruiting to the Onboarding process

Onboarding

●     Features a mobile-responsive design and attractive, intuitive interface, engaging new hires in the process

●     Provides robust event management capabilities, empowering administrators to proactively manage the onboarding process

●     Highly configurable, allowing administrators to tailor tasks and overall experience for new hires

●     Includes a withholding forms wizard, simplifying the process of completing important tax-related paperwork, including local W-4 forms

●     Permits the ability to add customized content including welcome message, documents, videos and other company specific information

●     Automates the necessary employment eligibility processes including collection of I-9s and integration with E-Verify

Journals	● Captures and tracks ongoing discussions with employees to support performance appraisals
Compensation Management

●     Enables compensation professionals to configure tailored compensation plans and create automated approval workflows based on organizational pay cycles

●     Creates visibility to an executive-level view of organizational and team budgets and payment allocations

●     Offers managers the ability to manage their budgets and distribute compensation increases by drilling down into employee performance, pay history and more

●     Ability to manage bonus payouts as well as pay increases

Surveys

●     Facilitates the collection and summarization of all survey needs

●     Default library of surveys for common tasks like new hire surveys, pulse surveys and organizational health surveys

●     Summarizes survey information using analysis to enable clients to gauge respondent sentiment

●     Ability to send confidential surveys

●     Ability to generate a general survey link that can be distributed without assignment to employees

Community
●
Send and manage real-time announcements to all or portions of an employee base
●
Create groups for employees to discuss, react and comment on specific projects, events or common interests
●
Access a real-time stream of announcements, updates, celebrations and work anniversaries
●
Receive real-time notifications via the mobile app and/or email of relevant activity or posts
●
Create quick and easy polls to drive employee engagement

Learning Management System

●     Provides a cost-effective way to share, assess and track employee knowledge

●     Enables clients to create their own content using built-in video recording technology for easy content creation and disbursement

●     Ability to assign training courses to employees and manage training assignments through completion with due dates, reminders and reporting

●     Support for multiple content types, including documents, recorded or uploaded videos and SCORM content

Succession Planning	● Managers assess employees’ Performance, Potential, Readiness, and Risk ● Employees are visualized by their performance/potential in a 9-box view which can be filtered and searched

Workforce Management

Paylocity’s Workforce Management modules include time and attendance and scheduling functionality, enabling clients to effectively collect hourly data for employees, improve productivity and help organizations control labor costs. Additionally, expense management functionality streamlines and automates expense management processes by eliminating manual steps involved in filing, approving, and reimbursing expenses. Key features within the Workforce Management modules include the following:

Feature	Functionality
Time Collection	● Time and attendance tracking, including overtime, rounding rules, payroll policies and labor allocation
● Tracks tardiness, absenteeism, and misuse of break or meal periods
● Compliance tools to ensure clients have visibility to meal premium and overtime requirements
● Ability to collect time through punching or time recording
● Support for multiple hardware options including traditional time clocks, biometric devices and integrated kiosk terminals
Schedule Management	● Ability to create and publish employee schedules
● Enforcement of punching based on schedules
● Ability to manage schedules based on budgeted dollars or total hours
● Mobile schedule views to allow employees easy access to their schedules and submit time-off requests via the mobile app
Manager Tools	● Alerts for missing punches
● Dashboard to enable supervisors to effectively manage their workforces
● Ability to approve time cards and time-off requests via the mobile app
Geo-fencing Mobile Restriction	● Ability for employees to punch in and out from their mobile devices
● Geo-fencing capabilities that allow managers to set parameters for where punches may occur
● Ability to specify the geo-fencing parameters at the individual or group level
● Flexibility to specify an unlimited number of geo-fenced areas to accommodate a mobile workforce
Attestation
●
Enables administrators to require employees to attest to custom prompts at the time of punch
●
Workflows can be configured by the administrator to block the employee's punch based on their response and provide employees with a custom text message
●
Notifications can be configured to provide real-time updates to supervisors based on the employee's response

Photo Punch	● Requires employees to capture a photo at the time of punch which can be reviewed by managers

Benefits

Paylocity’s Benefits modules provide benefit management solutions that integrate with insurance carrier systems to provide automated administrative processes allowing users to choose benefit elections and make life event changes online, summarize benefit elections and perform other similar benefit-related tasks. These modules support advanced functionality such as premium reconciliation, management of voluntary benefits and advanced reporting, while seamlessly integrating with Paylocity’s Payroll solution to provide for a fully automated benefit experience. Key features of Benefits include the following:

Feature	Functionality
Employee Enrollment

●     Easy to follow and customizable enrollment process for employees

●     Support for annual enrollment as well as the ability to manage changes to benefits due to life events

●     Easy access to view benefit elections

●     Allows modeling of payroll deductions and changes for life events to enable employees to make educated benefit decisions

● Customizable enrollment portal content (text, links, documents, logos)
Administrative Efficiency	● Can develop enrollment reminders through announcements, enrollment rules, and eligibility groups
● Reporting on employee enrollment status and enrollment summary ● Electronic Data Interchange (EDI) support for insurance carriers

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

Client Support Teams

We supplement our comprehensive software platform with an integrated implementation and client service organization with deep subject matter expertise. Our core operation consists of various specialists, including implementation teams, account managers, payroll processing and tax service teams. Delivering a positive experience and a high level of support is an essential element of our ability to sell our solutions and retain clients.

Implementation and Training Services

Our clients today are primarily medium-sized organizations that are typically migrating to our platform from a competitive solution or are adopting their first online payroll and HCM solution. These organizations often have limited internal resources and rely on us to implement their payroll and HCM solutions. We typically implement our product suite within only three to six weeks. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly configurable, easy-to-use products.

We offer clients the opportunity to utilize on-demand or in-class training designed to provide clients with general knowledge on our solutions. We also host an annual client conference for clients to learn about new products and features and allow clients to provide feedback and learn best practices.

Client Service

Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2018, 2019 and 2020. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing clients with knowledgeable resources who understand the client’s business, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provide industry content and Paylocity product and service information.

Tax and Regulatory Services

Our software contains a rules engine designed to make accurate federal, state, and local tax calculations that is continually updated to support all pertinent legislative changes across U.S. jurisdictions with the support of our tax compliance professionals. Our tax service teams provide a variety of solutions to clients including processing payroll tax deposits, preparing and filing quarterly and annual employment tax returns and amendments and resolving client employment tax notices. Our tax filing and compliance departments perform multiple audits to ensure that clients remit timely and accurate tax payments. In addition, a series of audit routines are run to ensure that quarterly tax filings are accurate and submitted on a timely basis.

Clients

Excluding clients acquired through acquisitions, as of June 30, 2020, we provided our payroll and HCM software solutions to approximately 24,450 clients, all located in the U.S. The rate at which we add clients is variable period-to-period and is also seasonal as many clients switch solutions during the first calendar quarter of each year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2018, 2019 and 2020, no client accounted for more than 1% of our revenues.

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

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2020, more than 25% of our new client revenue originated by referrals from participants in our referral network.

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

●	Multi-Tenant Architecture. Our software solutions were designed with a multi-tenant architecture. This architecture gives us an advantage over many disparate traditional systems, which are less flexible and require longer and more costly development and upgrade cycles.

●	Mobile Focused. We employ mobile-centric principles in our solution design and development. We believe that the increasing mobility of employees heightens the importance of access to our solutions through mobile devices, including smart phones and tablets. Our mobile experience provides our clients and their employees with access to our solutions through virtually any device having Internet access. We bring the flexibility of a secure, cloud-based solution to users without the need to access a traditional desktop or laptop computer.

●	Security. We maintain comprehensive security programs designed to ensure the security and integrity of client and employee data, protect against security threats or data breaches and prevent unauthorized access. We regulate and limit all access to servers and networks at our data centers. Our systems are monitored for irregular or suspicious activity, and we have dedicated internal staff perform security assessments for each release. Our systems undergo regular penetration testing and source code reviews by an independent third-party security firm.

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

We believe the principal competitive factors on which we compete in our market include the following:

●	Focus on medium-sized organizations;

●	Comprehensive payroll and HCM product suite on a single platform;

●	Breadth and depth of product functionality;

●	Configurability and ease of use of our solutions;

●	Modern, mobile, intuitive and consumer-oriented user experience;

●	Benefits of a cloud-based technology platform;

●	Ability to innovate and respond to client needs rapidly;

●	Domain expertise in payroll and HCM;

●	Quality of implementation and client service;

●	Ease of implementation;

●	Real-time web-based payroll processing; and

●	Access to a wide variety of complementary third-party service providers.

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

Research and development costs, including research and development costs that were capitalized, were $55.7 million, $73.6 million and $91.0 million for the years ended June 30, 2018, 2019 and 2020, respectively. Our research and development personnel are principally located at our headquarters, although we seek to hire highly experienced personnel wherever they are located.

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

Employees

As of June 30, 2020, we had approximately 3,600 employees, substantially all of which were employed on a full-time basis. None of our employees are represented by a union or are a party to a collective bargaining agreement, and we have not experienced any work stoppages. We believe we have good relations with our employees and that our employee-focused culture benefits our clients and supports our growth. Our management team has remained committed to maintaining and improving our culture even as we grow rapidly, which is evidenced by our consistent receipt of top rankings from our employees as a great place to work in all of our office locations.

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

In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

●	The severity, duration and impacts of the coronavirus disease (“COVID-19”) on our business, our clients and our partners and markets generally;

●	The extent to which our products achieve or maintain market acceptance;

●	Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;

●	Competitive pressures and the introduction of enhanced products and services from competitors;

●	Changes in client budgets and procurement policies;

●	The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;

●	The number of our clients’ employees;

●	Timing of recognition of revenues and expenses;

●	Client renewal rates;

●	Seasonality in our business;

●	Technical difficulties with our products or interruptions in our services;

●	Our ability to hire and retain qualified personnel;

●	A repeal of or changes to the laws and regulations related to the products and services which we offer;

●	Changes in accounting principles;

●	Changes in interest rates; and

●	Unforeseen legal expenses, including litigation and settlement costs.

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

The spread of COVID-19 is causing significant economic and individual uncertainty and disruption across the country and world. In response, we have taken a number of actions including transitioning nearly all of our employees across our offices (including our corporate headquarters) to remote work-from-home arrangements and imposing travel and related restrictions. We believe these actions were reasonable and necessary as a result of the COVID-19 pandemic, and we may have to take additional actions in the future. Given the continued spread of COVID-19 and the resultant personal, economic and governmental reactions, we may experience in the future further negative impact on our business and financial performance related to COVID-19.

Many of our clients have also been unfavorably impacted by the COVID-19 pandemic, which is outside of our control. For example, many cities, counties and states across the country have previously imposed and may continue to impose a wide range of stay-at-home, business closure and other restrictive orders that impact our clients. Many of our clients' businesses have been impacted by these stay-at-home, business closure and other restrictive orders and some have reduced employee headcount as a result. If a significant number of our clients are unable to continue as viable businesses or otherwise are required to further reduce headcount, or we experience longer sales cycles, reduced demand for our solutions, clients failing to pay us under the terms of our agreements, lower renewal rates by our clients and increased competition, such factors could have an adverse impact on our business and financial condition. If the COVID-19 pandemic has a prolonged substantial impact on our employees, partners or clients, our results of operations and overall financial performance may be unfavorably impacted.

Our business depends on the overall demand for payroll and HCM software and services, and on the economic health of our current and prospective clients. The impacts of the COVID-19 pandemic on our business, clients, partners, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The spread, duration and severity of the pandemic as a public health matter and its impact on governments, businesses, society, our clients, our partners and our business;

●	The measures being taken by governments, businesses and society in response to the pandemic and their effectiveness;

●	The scope and effectiveness of fiscal and monetary stimulus programs (such as the Payroll Protection Program) and other legislative and regulatory measures being implemented by federal, state and local governments;

●	The duration and impact of shelter-in-place, business closure and other restrictive orders throughout the country;

●	The increase in business failures among our clients and other businesses;

●	The pace and extent to which our clients and other businesses reduce their number of employees and other compensated individuals; and

●	The willingness of current and prospective clients to invest in our products and services.

Any of these factors may impact our business unfavorably. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future.

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

Several of our competitors are larger, have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, or other terms and conditions that are more enticing to potential clients. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or client requirements.

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

In addition, while we own, control and have access to our servers and all of the components of our network that are located in our backup data centers, we do not control the operation of these facilities. The operators of our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if the data center operators are acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur costs and experience service interruption in doing so.

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

Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic.

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

We primarily sell our products and implementation services through our direct sales force. To grow our business, we intend to focus on growing our client base for the foreseeable future. Our ability to add clients and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our solutions. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. The amount of time it takes for our sales representatives to be fully trained and to become productive varies widely. In addition, if we hire sales representatives from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

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

Referrals from third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, represent a significant source of potential clients for our products and implementation services. For example, we estimate that more than 25% of our new sales in fiscal 2020 were referred to us from our referral network participants. In most cases, our relationships with referral network participants are informal, although in some cases, we have formalized relationships where we are a recommended vendor for their clients.

Participants in our referral network are generally under no contractual obligation to continue to refer business to us, and we do not intend to seek contractual relationships with these participants. In addition, these participants are generally not compensated for referring potential clients to us and may choose to instead refer potential clients to our competitors. Our ability to achieve revenue growth in the future will depend, in part, upon continued referrals from our network.

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

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. For example, in fiscal 2020 we processed over $158 billion in payroll transactions. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance substantial amounts of funds to cover such obligations. In such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

Our business could be negatively impacted by disruptions in the operations of third-party providers.

We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients, and any disruptions in their operations that impact their ability to successfully perform their tasks may negatively impact our business.

We also currently have agreements with eleven banks to execute ACH and wire transfers to support our client payroll, benefit and tax services. The global economic slowdown resulting from the COVID-19 pandemic could also adversely impact the businesses of our third-party providers, impacting their ability to provide the services on which we rely. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our business.

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

We believe that to grow our business and be successful, we must continue to develop products that are technologically advanced, are highly integrable with third-party services, provide significant mobility capabilities and have pleasing and intuitive user experiences. To do so, we must attract and retain highly qualified personnel, particularly employees with high levels of experience in designing and developing software and Internet-related products and services. Competition for these personnel in the greater Chicago area and elsewhere is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed. We follow a practice of hiring the best available candidates wherever located, but as we grow our business, the productivity of our product development and other research and development may be adversely affected. In addition, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

Certain of our debt agreements contain covenants that may constrain the operation of our business, and our failure to comply with these covenants could have a material adverse effect on our financial condition.

The five-year revolving credit agreement that we entered into in July 2019 contains restrictive covenants including restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. Failure to comply with these covenants could have a negative impact on our business and financial condition.

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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Paylocity and our clients. For example, in 2016, the European Union (“EU”) and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”), effective as of January 1, 2020, that affords California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. While California legislators amended the CCPA and the California Attorney General released draft implementing regulations for public comment, there remains uncertainty in how the CCPA will be interpreted and enforced, and privacy advocates are calling for changes to the law through a voter ballot initiative and additional amendments to the CCPA. In addition, the Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding and storage of “biometric identifiers” or “biometric information” by private entities, and provides a private right of action of persons who are aggrieved by violations of the regulation. All of these legislative and regulatory initiatives may adversely affect our clients’ ability to process, handle, store, use and transmit demographic and personal information regarding their employees and family members, which could reduce demand for our solutions.

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

We invest portions of excess cash and cash equivalents and funds held for our clients in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market securities, and other cash equivalents. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our corporate investments and client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility as has been, and may continue to be, experienced as a result of the COVID-19 pandemic. Any loss of or inability to access our corporate investments or client funds could have adverse impacts on our business, results of operations, financial condition and liquidity.

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

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our modules and could have a negative impact on our business.

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

Furthermore, the availability or performance of our modules could be adversely affected by a number of factors, including clients’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. For example, our clients access our solutions through their Internet service providers. If a service provider fails to provide sufficient capacity to support our modules or otherwise experiences service outages, such failure could interrupt our clients’ access to our solutions, adversely affect their perception of our modules’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our modules, our reputation could be adversely affected, and we could lose clients.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, including increased volatility, and could affect the reporting of transactions completed before the announcement of a change. Our accounting policies that have been or may be affected by changes in accounting principles include, but are not limited to, revenue recognition and accounting for leases.

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

As of July 31, 2020, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 32.4% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The market price of our common stock has experienced, and may continue to experience, wide fluctuations and increased volatility as a result of the impact of COVID-19 on public markets generally, and on our stock specifically. The extent to which, and for how long, the COVID-19 pandemic may impact the economy, our clients, our business and market price of our common stock are unclear and out of our control. Additional factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of July 31, 2020, we had an aggregate of 53,813,482 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2020, our corporate headquarters occupied approximately 326,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 92,000 square feet in Lake Mary, Florida and approximately 69,000 square feet in Meridian, Idaho as other major operations centers. We lease other smaller facilities across the U.S. that serve as data centers, sales offices and distribution centers.

For additional information regarding obligations under operating leases, see Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

On July 31, 2020, the last reported sale price of our common stock on the NASDAQ Global Select Market was $133.20 per share, and there were 16 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2020, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on June 30, 2015 and ending on June 30, 2020. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

	Year Ended June 30,
	2016(1)	2017(1)	2018(1)	2019(1)	2020

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$228,013	$296,379	$368,434	$447,752	$546,212
Interest income on funds held for clients	2,688	3,631	9,093	19,881	15,117
Total revenues	230,701	300,010	377,527	467,633	561,329
Cost of revenues	98,085	123,987	149,197	153,851	182,010
Gross profit	132,616	176,023	228,330	313,782	379,319
Operating expenses:
Sales and marketing	61,832	77,506	95,484	112,599	145,134
Research and development	26,736	29,098	37,645	50,329	62,766
General and administrative	47,598	62,123	79,252	94,630	105,248
Total operating expenses	136,166	168,727	212,381	257,558	313,148
Operating income (loss)	(3,550)	7,296	15,949	56,224	66,171
Other income (expense)	(124)	73	802	1,822	947
Income (loss) before income taxes	(3,674)	7,369	16,751	58,046	67,118
Income tax expense (benefit)	177	651	(21,847)	4,223	2,663
Net income (loss)	$(3,851)	$6,718	$38,598	$53,823	$64,455
Net income (loss) per share:
Basic	$(0.08)	$0.13	$0.74	$1.02	$1.20
Diluted	$(0.08)	$0.12	$0.70	$0.97	$1.15
Weighted average shares used in computing net income (loss) per share:
Basic	50,913	51,415	52,425	52,914	53,547
Diluted	50,913	54,057	54,887	55,414	55,807

	As of June 30,
	2016	2017	2018	2019	2020

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,496	$103,468	$137,193	$132,476	$250,851
Corporate investments	—	—	732	29,314	34,556
Working capital(2)	68,986	88,040	107,395	140,141	254,214
Funds held for clients	1,239,622	942,459	1,225,614	1,394,469	1,327,304
Total assets	1,390,689	1,137,441	1,507,599	1,803,941	1,985,648
Client fund obligations	1,239,622	942,459	1,225,614	1,394,469	1,327,304
Long-term debt	—	—	—	—	100,000
Stockholders’ equity	119,572	147,613	212,824	307,964	392,908

(1)	Beginning in fiscal 2020, we simplified the presentation of revenue and cost of revenues. The line items Recurring fees and Implementation services and other have been combined into one revenue line: Recurring and other revenue. Likewise, the line items Cost of revenues - recurring revenues and Cost of revenues - implementation services and other have been combined into one line: Cost of revenues. We changed the presentation of revenue and cost of revenues as Implementation services and other has become a smaller component of its overall revenue mix due to the human capital management (“HCM”) suite becoming a larger part of the portfolio. Previously reported results for the years ended June 30, 2016, 2017, 2018 and 2019 have been reclassified to conform to the current presentation.

(2)	Working capital is defined as total current assets minus total current liabilities.

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

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Our solutions were specifically designed to meet the payroll and HCM needs of medium-sized organizations. We designed our cloud-based platform to provide a unified suite of modules using a multi-tenant architecture. Our solutions are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with over 400 related third-party systems, such as 401(k), benefits and insurance provider systems.

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

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic which has caused a global slowdown of economic activity. The COVID-19 pandemic did not have a material impact on our financial position, results of operations or liquidity for the first nine months of fiscal 2020, as the pandemic impacted the U.S. economy starting in the latter half of March 2020. Recurring and other revenue for the three months ended June 30, 2020 was unfavorably impacted primarily due to the reduction in client employees on our platform and a more difficult environment for new sales and client starts. Interest income on funds held for clients for the three months ended June 30, 2020 was significantly impacted mostly due to reductions in interest rates by the Federal Reserve to support the economy.

In response to the COVID-19 pandemic, we transitioned nearly all of our employees across all of our offices (including our corporate headquarters) to remote work-from-home arrangements during the third quarter of fiscal 2020. We did not experience any material disruptions in our ability to operate our business and service our clients as our business model enables us to service our clients remotely. We were able to continue our implementation efforts remotely, and service our clients efficiently and in a timely manner, while our sales team shifted from in-person meetings with prospective and existing clients to engaging with them virtually. Our teams also quickly mobilized to analyze the various state and federal legislative changes enacted by the government in response to the COVID-19 crisis, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the Families First Coronavirus Response Act (“FFCRA”) legislation and added automated functionality and reporting to our systems for our clients. We also introduced several new product features and resources to help prospects and clients rethink how they recruit, rehire and engage their workforce in this new environment. To help clients maintain a safe work environment we released mobile attestation, which allows employers to configure punch-in prompts to answer questions to help identify potential COVID symptoms in their employees and our newly released time and labor scheduling reinforcement allows administrators to manage shift capacity to abide by CDC social distancing guidelines. We also launched new courses within our Learning Management module to support remote engagement for managers and their teams. To help recruit and rehire candidates, our clients can now launch virtual rehire events using our Recruiting and Onboarding modules by automatically changing the status of furloughed employees and inviting past employees to submit applications for rehire. To expedite the onboarding process for rehires, Paylocity rolled out geolocation enhancements to immediately validate state and local taxes based on employees' home and work addresses.

The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our clients and general economic conditions, remains uncertain and difficult to predict. Many of our prospective and existing clients’ businesses have been impacted by stay-at-home, business closure and other restrictive orders, which has resulted in reduced employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Our business and financial performance may continue to be unfavorably impacted in future periods if a significant number of our clients are unable to continue as viable businesses or reduce headcount, the macro-economic environment continues to experience worsening unemployment, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in payroll and HCM solutions spending by medium-sized organizations, a decrease in growth in the overall market or a further decline of interest rates, among other factors. Therefore, we expect COVID-19 to continue to have an unfavorable impact on the growth in both Recurring and other revenue and Interest income on funds held for clients in future periods. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for risks related to the COVID-19 pandemic to our business and financial performance.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $377.5 million in fiscal 2018 to $467.6 million in fiscal 2019, representing a 24% year-over-year increase. Total revenues increased from $467.6 million in fiscal 2019 to $561.3 million in fiscal 2020, representing a 20% year-over-year increase. While we experienced total revenue growth during fiscal 2020, much of it took place in the first nine months of the fiscal year as the effects of COVID-19 impacted our revenue starting in the latter half of March and throughout the fourth quarter of fiscal 2020. During the fourth quarter of fiscal 2020, total revenue growth was impacted by reductions in client employee counts, a more challenging environment for new sales and client starts and interest rate reductions as interest income on funds held for clients declined due to interest rate reductions enacted by the Federal Reserve. We expect COVID-19 to continue to unfavorably impact our revenue growth rates in future periods as we anticipate the future potential for a lower client employee count environment, increases in client losses, less demand for new services, a continued low interest rate environment and a decrease in the growth of the overall market, among other factors.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our payroll and HCM software solutions from approximately 16,700 as of June 30, 2018 to approximately 24,450 as of June 30, 2020, representing a compound annual growth rate of approximately 21%. The table below sets forth the total number of clients using our payroll and HCM software solutions for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2018	2019	2020
Client Count	16,700	20,200	24,450

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

Adjusted Gross Profit and Adjusted EBITDA

We use Adjusted Gross Profit and Adjusted EBITDA to evaluate our operating results. We prepare Adjusted Gross Profit and Adjusted EBITDA to eliminate the impact of items we do not consider indicative of our ongoing operating performance. However, Adjusted Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and these metrics may not be comparable to similarly titled measures of other companies.

We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs and stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises, and other items as defined below.

We disclose Adjusted Gross Profit and Adjusted EBITDA, which are non-GAAP measures, because we believe these metrics assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. We believe these metrics are commonly used in the financial community to aid in comparisons of similar companies, and we present them to enhance investors’ understanding of our operating performance and cash flows.

Adjusted Gross Profit and Adjusted EBITDA have limitations as analytical tools. Some of these limitations include the following:

●	Adjusted EBITDA does not reflect our ongoing or future requirements for capital expenditures;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our income tax expense or the cash requirement to pay our taxes;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

●	Other companies in our industry may calculate Adjusted Gross Profit and Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.

Additionally, stock-based compensation will continue to be an element of our overall compensation strategy, although we exclude it from Adjusted Gross Profit and Adjusted EBITDA as an expense when evaluating our ongoing operating performance for a particular period.

Because of these limitations, you should not consider Adjusted Gross Profit as an alternative to gross profit or Adjusted EBITDA as an alternative to net income or net cash provided by operating activities, in each case as determined in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results, and we use Adjusted Gross Profit and Adjusted EBITDA only as supplemental information.

Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2018	2019	2020

	(in thousands)
Adjusted Gross Profit	$247,193	$336,247	$404,797
Adjusted EBITDA	$81,297	$134,047	$159,775

	Year Ended June 30,
	2018	2019	2020

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$228,330	$313,782	$379,319
Amortization of capitalized internal-use software costs	14,315	16,921	19,261
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,548	5,544	6,217
Adjusted Gross Profit	$247,193	$336,247	$404,797

	Year Ended June 30,
	2018	2019	2020

	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$38,598	$53,823	$64,455
Interest expense	—	—	695
Income tax expense (benefit)	(21,847)	4,223	2,663
Depreciation and amortization expense	30,202	34,564	37,913
EBITDA	46,953	92,610	105,726
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	31,817	41,014	50,364
Other items*	2,527	423	3,685
Adjusted EBITDA	$81,297	$134,047	$159,775

* Represents nonrecurring costs including lease exit and acquisition-related costs of $2.5 million, $0.4 million and $1.6 million incurred during the years ended June 30, 2018, 2019 and 2020, respectively, and the settlement of a certain legal matter and related litigation costs of $2.1 million during the year ended June 30, 2020.

Basis of Presentation

Revenues

Recurring and Other Revenue

Beginning in fiscal 2020, we simplified the presentation of revenue. Recurring fees and Implementation services and other have been combined into one revenue line: Recurring and other revenue. We changed the presentation of revenue as Implementation services and other has become a smaller component of our overall revenue mix as our HCM suite has become a larger part of the portfolio. Previously reported results for the years ended June 30, 2018 and 2019 have been reclassified to conform to the current presentation.

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our payroll and HCM solutions. Implementations of our payroll solutions typically require only three to four weeks at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Our average client size has continued to be over 100 employees. The number of client employees on our system is not a good indicator of our financial results in any period.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months, which historically have been recognized upon completion before the adoption of Topic 606 in fiscal 2019. Recurring and other revenue accounted for approximately 98%, 96% and 97% of our total revenues during the years ended June 30, 2018, 2019 and 2020, respectively.

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

Cost of Revenues

To correspond with the simplification of the presentation of revenue discussed above, we also simplified the presentation of cost of revenue beginning in fiscal 2020. As a result, Cost of revenues - recurring revenues and Cost of revenues - implementation services and other have been combined into one line: Cost of revenues. Cost of revenues includes costs to provide our payroll and other HCM solutions which primarily consists of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, and bank fees associated with client fund transfers. Costs related to recurring support are generally expensed as incurred. Implementation costs related to our proprietary products are capitalized and amortized over a period of 7 years, which we previously expensed as incurred before the adoption of Topic 606 in fiscal 2019. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $14.3 million, $16.9 million and $19.3 million of capitalized internal-use software costs in fiscal 2018, 2019 and 2020, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses, benefits, marketing expenses and other related costs. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients and amortize them over a period of 7 years, which we previously expensed as incurred before the adoption of Topic 606 in fiscal 2019. We pay commissions the following month after the start of service, and bonuses paid to sales personnel for attainment of certain annual performance criteria are accrued in the fiscal year and are subsequently paid annually in the first fiscal quarter of the following year.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2018, 2019 and 2020.

	Year Ended June 30,
	2018	2019	2020

	(in thousands)
Capitalized portion of research and development	$18,015	$23,313	$28,187
Expensed portion of research and development	37,645	50,329	62,766
Total research and development	$55,660	$73,642	$90,953

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

Other Income

Other income generally consists of interest income related to interest earned on our cash and cash equivalents and corporate investments, net of losses on disposals of property and equipment and interest expense related to our revolving credit facility.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2018	2019	2020

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$368,434	$447,752	$546,212
Interest income on funds held for clients	9,093	19,881	15,117
Total revenues	377,527	467,633	561,329
Cost of revenues	149,197	153,851	182,010
Gross profit	228,330	313,782	379,319
Operating expenses:
Sales and marketing	95,484	112,599	145,134
Research and development	37,645	50,329	62,766
General and administrative	79,252	94,630	105,248
Total operating expenses	212,381	257,558	313,148
Operating income	15,949	56,224	66,171
Other income	802	1,822	947
Income before income taxes	16,751	58,046	67,118
Income tax expense (benefit)	(21,847)	4,223	2,663
Net income	$38,598	$53,823	$64,455

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2018	2019	2020
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	98%	96%	97%
Interest income on funds held for clients	2%	4%	3%
Total revenues	100%	100%	100%
Cost of revenues	40%	33%	32%
Gross profit	60%	67%	68%
Operating expenses:
Sales and marketing	25%	24%	26%
Research and development	10%	11%	11%
General and administrative	21%	20%	19%
Total operating expenses	56%	55%	56%
Operating income	4%	12%	12%
Other income	0%	0%	0%
Income before income taxes	4%	12%	12%
Income tax expense (benefit)	(6)%	0%	1%
Net income	10%	12%	11%

Comparison of Fiscal Years Ended June 30, 2018, 2019 and 2020

Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$	%	$	%
Recurring and other revenue	$368,434	$447,752	$546,212	$79,318	22%	$98,460	22%
Percentage of total revenues	98%	96%	97%
Interest income on funds held for clients	$9,093	$19,881	$15,117	$10,788	119%	$(4,764)	(24)%
Percentage of total revenues	2%	4%	3%

Recurring and Other Revenue

Recurring and other revenue for the year ended June 30, 2020 increased by $98.5 million, or 22%, to $546.2 million from $447.8 million for the year ended June 30, 2019. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients. Excluding clients acquired through acquisitions, the number of clients using our payroll and HCM software solutions at June 30, 2020 increased by 21% to approximately 24,450 from approximately 20,200 at June 30, 2019.

Recurring and other revenue for the year ended June 30, 2019 increased by $79.3 million, or 22%, to $447.8 million from $368.4 million for the year ended June 30, 2018. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients. Excluding clients acquired through acquisitions, the number of clients using our payroll and HCM software solutions at June 30, 2019 increased by 21% to approximately 20,200 from approximately 16,700 at June 30, 2018. The aforementioned increase in incremental revenues were partially offset by the change in the treatment of implementation fees related to our proprietary products. Historically, we recognized implementation fees upon completion. Starting July 1, 2018, we concluded that implementation fees related to our proprietary products are not separate performance obligations, and as a result, the related implementation fees are deferred and amortized generally over a period up to 24 months.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2020 decreased by $4.8 million, or 24%, to $15.1 million from $19.9 million for the year ended June 30, 2019. Interest income on funds held for clients decreased primarily as a result of lower average interest rates gradually throughout the year ended June 30, 2020 with the most significant interest rate cuts taking place in March 2020 in light of the global economic impact of the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds due to the addition of new clients to our client base.

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

Cost of Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$ %		$ %
Cost of revenues	$149,197	$153,851	$182,010	$4,654	3%	$28,159	18%
Percentage of total revenue	40%	33%	32%
Gross margin	60%	67%	68%

Cost of revenues for the year ended June 30, 2020 increased by $28.2 million, or 18%, to $182.0 million from $153.9 million for the year ended June 30, 2019. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $19.2 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.0 million in delivery and other processing-related fees and $2.3 million in increased internal-use software amortization. Gross margin increased from 67% in fiscal 2019 to 68% in fiscal 2020.

Cost of revenues for the year ended June 30, 2019 increased by $4.7 million, or 3%, to $153.9 million from $149.2 million for the year ended June 30, 2018. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $7.5 million in delivery and other processing-related fees and $2.6 million in increased internal-use software amortization. These increases were partially offset by $7.0 million fewer net personnel costs primarily due to the deferral and amortization of certain implementation costs over a period of 7 years related to our proprietary products upon the adoption of Topic 606 on July 1, 2018. Gross margin increased from 60% in fiscal 2018 to 67% for fiscal 2019 primarily due to the adoption of Topic 606 as mentioned.

Operating Expenses

($ in thousands)

Sales and Marketing

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$ %		$ %
Sales and marketing	$95,484	$112,599	$145,134	$17,115	18%	$32,535	29%
Percentage of total revenues	25%	24%	26%

Sales and marketing expenses for the year ended June 30, 2020 increased by $32.5 million, or 29%, to $145.1 million from $112.6 million for the year ended June 30, 2019. The increase in sales and marketing expense was primarily the result of $20.0 million of additional employee-related costs, including those incurred to expand our sales team, and $6.3 million of additional stock-based compensation associated with our equity plan.

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

Research and Development

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$ %		$ %
Research and development	$37,645	$50,329	$62,766	$12,684	34%	$12,437	25%
Percentage of total revenues	10%	11%	11%

Research and development expenses for the year ended June 30, 2020 increased by $12.4 million, or 25%, to $62.8 million from $50.3 million for the year ended June 30, 2019. The increase in research and development expenses was primarily the result of $14.7 million of additional employee-related costs related to additional development personnel and $1.5 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $5.0 million.

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

General and Administrative

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$ %		$ %
General and administrative	$79,252	$94,630	$105,248	$15,378	19%	$10,618	11%
Percentage of total revenues	21%	20%	19%

General and administrative expenses for the year ended June 30, 2020 increased by $10.6 million, or 11%, to $105.2 million from $94.6 million for the year ended June 30, 2019. The increase in general and administrative expense was primarily the result of $4.1 million of additional employee-related costs, $2.1 million in the settlement of a certain legal matter and related litigation costs, $1.6 million for certain lease exit and acquisition-related costs and $2.4 million in additional occupancy costs.

General and administrative expenses for the year ended June 30, 2019 increased by $15.4 million, or 19%, to $94.6 million from $79.3 million for the year ended June 30, 2018. The increase in general and administrative expense was primarily the result of $7.5 million of additional employee-related costs related to additional personnel and $5.7 million in additional stock-based compensation associated with our equity incentive plan.

Other Income

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$ %		$ %
Other income	$802	$1,822	$947	$1,020	127%	$(875)	(48)%
Percentage of total revenues	0%	0%	0%

Other income for the fiscal years presented did not materially change on a year-over-year basis.

Income Tax Expense (Benefit)

				Change from		Change from
	Year Ended June 30,			2018 to 2019		2019 to 2020
	2018	2019	2020	$	%	$ %
Income tax expense (benefit)	$(21,847)	$4,223	$2,663	$26,070	*	$(1,560) *
Percentage of total revenues	(6)%	0%	1%
*	Not Meaningful

The difference in income tax expense (benefit) for the year ended June 30, 2020 as compared to the year ended June 30, 2019 was primarily due to increased deductions related to stock-based compensation partially offset by an increase to the valuation allowance.

The difference in income tax expense (benefit) for the year ended June 30, 2019 as compared to the year ended June 30, 2018 was primarily due to $41.3 million higher pre-tax income in the year ended June 30, 2019 in addition to a non-recurring tax benefit of $22.8 million generated by the release of our valuation allowance during the year ended June 30, 2018.

See Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.

Critical Accounting Policies and Significant Judgments and Estimates

In preparing our financial statements and accounting for the underlying transactions and balances in accordance with GAAP, we apply various accounting policies that require our management to make estimates, judgments and assumptions that affect the amounts reported in our financial statements. We consider the policies discussed below critical to understanding our financial statements, as their application places the most significant demands on management’s judgment. Management bases its estimates, judgments and assumptions on historical experience, current economic and industry conditions and on various other factors deemed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral part of the financial reporting process, actual results could differ, and such differences could be material.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which has caused a global slowdown of economic activity that we believe will continue to unfavorably impact our business operations and financial conditions. The duration and severity of the COVID-19 pandemic, and the long-term effect the pandemic will have on our clients and general economic conditions, remains uncertain and difficult to predict. Accounting estimates used in the preparation of these consolidated financial statements may change as new events occur, more experience and additional information is acquired, and the operating environment evolves including the ongoing impact of COVID-19. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for risks related to the COVID-19 pandemic on its business and financial performance.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”) effective as of July 1, 2018 using the modified retrospective method of transition, which limited the application of the new standard only to contracts that were not completed as of the effective date. Under Topic 606, we recognize revenue when we transfer control of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to for those goods or services.

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

The majority of our recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of a client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription-based fees which can include payroll, time and attendance and HR related services, we recognize the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. We believe that the total fees charged to our clients is indicative of the standalone selling price as these fees are within the range of prices typically charged for our services to our clients. Even though our subscription-based services include multiple performance obligations, we do not believe it is meaningful to determine the standalone selling price for each service separately since these services are delivered and related revenue recognized within the same period.

We have certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 preparation services.

Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting up the client in, and loading data into, our cloud-based modules. These implementation activities are considered set-up activities. We have determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.

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

Internal-use software is amortized on a straight-line basis, generally over a 24 or 36-month period. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software during the years ended June 30, 2018, 2019 or 2020. We capitalized $18.0 million, $23.3 million, and $28.2 million of internal-use software costs for the years ended June 30, 2018, 2019 and 2020, respectively, including stock-based compensation costs of $2.0 million, $2.8 million and $2.4 million for the years ended June 30, 2018, 2019 and 2020, respectively. We amortized $14.3 million, $16.9 million, and $19.3 million of capitalized internal-use software costs for the years ended June 30, 2018, 2019 and 2020, respectively. In fiscal 2018, fiscal 2019 and fiscal 2020, we developed significant additional functionality in several of our modules. This development resulted in an increase in capitalized internal-use software costs in fiscal 2020 as compared to fiscal 2019 and in fiscal 2019 as compared to fiscal 2018.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2018, 2019 or 2020 as a result of our qualitative assessments over our single reporting segment.

Intangible assets are primarily comprised of acquired client relationships, proprietary technology, trade name and non-solicitation agreements and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over a five to nine-year time frame from the date of acquisition, while proprietary technology and trade names use the straight-line method of amortization over a five-year period from the date of acquisition. Non-solicitation agreements use the straight-line method of amortization over the term of the related agreements. Amortization expense associated with our intangible assets was $1.7 million, $2.3 million and $2.5 million during the years ended June 30, 2018, 2019 and 2020, respectively. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no such events or changes in circumstances during the years ended June 30, 2018, 2019 or 2020.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2020, our principal sources of liquidity were $250.9 million of cash and cash equivalents and $37.2 million of total corporate investments. In July

2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In April 2020, we borrowed $100.0 million under this credit facility, which remained outstanding as of June 30, 2020. Although we currently do not have any anticipated need for this additional liquidity, we utilized the borrowing capacity under our credit agreement in order to provide enhanced financial flexibility due to uncertain market conditions arising from COVID-19. Refer to Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the credit agreement and borrowing activity.

We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We had no investments in unrealized loss positions as of June 30, 2020.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities, as well as the extent and duration of COVID-19 on the macro-economic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and corporate investments or further utilize the remaining borrowing capacity under our credit facility to satisfy those needs.

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

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30, 2020
	2018	2019	2020
Net cash provided by operating activities	$97,866	$115,032	$112,655
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(196,597)	(250,685)	(400,343)
Proceeds from sales and maturities of available-for-sale securities	73,044	246,243	410,593
Capitalized internal-use software costs	(15,638)	(20,142)	(25,715)
Purchases of property and equipment	(21,676)	(11,280)	(16,578)
Lease allowances used for tenant improvements	(11,754)	(7,480)	—
Acquisition of business, net of cash and funds held for clients' cash and cash equivalents	(6,658)	—	(16,714)
Net cash used in investing activities	(179,279)	(43,344)	(48,757)
Cash flows from financing activities:
Net change in client fund obligations	281,467	168,855	(67,165)
Borrowings under credit facility	—	—	100,000
Payment of contingent consideration	—	(1,000)	—
Repurchases of common shares	—	(34,991)	—
Proceeds from exercise of stock options	—	85	—
Proceeds from employee stock purchase plan	4,304	5,982	8,901
Taxes paid related to net share settlement of equity awards	(10,554)	(24,207)	(38,943)
Payment of debt issuance costs	—	—	(701)
Net cash provided by financing activities	275,217	114,724	2,092
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$193,804	$186,412	$65,990

Operating Activities

Net cash provided by operating activities was $97.9 million, $115.0 million and $112.7 million for the years ended June 30, 2018, 2019 and 2020, respectively.

The decrease in net cash provided by operating activities from fiscal 2019 to fiscal 2020 was primarily due to net changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and tenant improvement allowances, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit). The increase in net cash provided by operating activities from fiscal 2018 to fiscal 2019 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by changes in operating assets and liabilities, mostly driven by changes in deferred contract costs and tenant improvement allowances.

Investing Activities

Net cash used in investing activities was $179.3 million, $43.3 million and $48.8 million, for the years ended June 30, 2018, 2019 and 2020, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The increase in net cash used in investing activities from fiscal 2019 to fiscal 2020 was primarily due to an increase in purchases of available-for-sale securities and other of $149.7 million during the year ended June 30, 2020 as compared to the year ended June 30, 2019 and $16.7 million in costs related to the acquisition of VidGrid, Inc. during the year ended June 30, 2020. The aforementioned items were partially offset by an increase in proceeds from sales and maturities of available-for-sale securities of $164.4 million. The decrease in net cash used in investing activities from fiscal 2018 to fiscal 2019 was primarily due to an increase in proceeds from sales and maturities of available-for-sale securities of $173.2 million, partially offset by an increase in purchases of available-for-sale securities and other of $54.1 million during the year ended June 30, 2019 as compared to the year ended June 30, 2018. Other changes in net cash used in investing activities were primarily due to $6.7 million in costs related to the acquisition of BeneFLEX during the year ended June 30, 2018 and decreases in purchases of property and equipment and lease allowances used for tenant improvements of $10.4 million and $4.3 million, respectively.

Financing Activities

Net cash provided by financing activities was $275.2 million, $114.7 million and $2.1 million for the years ended June 30, 2018, 2019 and 2020, respectively. The change in net cash provided by financing activities from fiscal 2019 to fiscal 2020 was primarily the result of a decrease of $236.0 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities and $14.7 million in additional taxes paid related to net share settlement of equity awards, partially offset by $100 million in borrowings under our credit facility during fiscal 2020 and $35.0 million in repurchases of common shares during fiscal 2019. The change in net cash provided by financing activities from fiscal 2018 to fiscal 2019 was primarily the result of a decrease of $112.6 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, $35.0 million in repurchases of common shares during fiscal 2019 and $13.7 million in additional taxes paid related to net share settlement of equity awards.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at June 30, 2020:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations(1)	$104,334	$1,070	$2,139	$101,125	$—
Operating lease obligations	99,522	10,978	19,024	18,553	50,967
Unconditional purchase obligations	12,896	7,041	5,191	664	—
	$216,752	$19,089	$26,354	$120,342	$50,967

(1)	Represents the contractual maturity of and estimated interest payments on borrowings under our revolving credit facility. Interest was calculated using the interest rate in effect as of June 30, 2020.

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth and the ongoing impact of COVID-19. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $21.7 million, $11.3 million and $16.6 million for the years ended June 30, 2018, 2019 and 2020, respectively, exclusive of capitalized internal-use software costs of $15.6 million, $20.1 million, and $25.7 million for the same periods, respectively. We also spent $11.8 million and $7.5 million in fiscal 2018 and fiscal 2019, respectively, on capital expenditures for which we received reimbursement for tenant improvement allowances.

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

Interest Rate Risk

As of June 30, 2020, we had cash and cash equivalents of $250.9 million, total corporate investments of $37.2 million and funds held for clients of $1,327.3 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities which were classified as available-for-sale securities as of June 30, 2020. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of June 30, 2020. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of June 30, 2020, we had $100.0 million in borrowings outstanding under the credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-33 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2020.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2020, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective July 1, 2019, we adopted Accounting Standard Codification Topic 842, Leases. Changes were made to the relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2020, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed with Report

(1)    Financial Statements.

(2)    Exhibits.

The information required by this Item is set forth on the Exhibit Index immediately following this page.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	10-K	001-36348	3.2	August 11, 2017

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.2.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.2.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.3†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.4†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.5†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.6	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.7.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.7.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

10.7.3	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.8†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.10†	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.	10-K	001-36348	10.11	August 12, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.11†	Executive Employment Agreement between Paylocity Corporation and Edward W. Gaty, dated August 8, 2016.	8-K	001-36348	10.1	August 9, 2016

10.12†	Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated September 18, 2017.	10-Q	001-36348	10.1	November 3, 2017

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 63 to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

†Management contract, compensatory plan or arrangement.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2020

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

Signature	Title	Date

/s/ Steven R. Beauchamp	Chief Executive Officer (Principal Executive Officer) and Director	August 7, 2020
Steven R. Beauchamp

/s/ Toby J. Williams	Chief Financial Officer (Principal Financial Officer)	August 7, 2020
Toby J. Williams

/s/ Andrew Cappotelli	Chief Accounting Officer (Principal Accounting Officer)	August 7, 2020
Andrew Cappotelli

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 7, 2020
Steven I. Sarowitz

/s/ Virginia G. Breen	Director	August 7, 2020
Virginia G. Breen

/s/ Ellen Carnahan	Director	August 7, 2020
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 7, 2020
Jeffrey T. Diehl

/s/ Robin L. Pederson	Director	August 7, 2020
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 7, 2020
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 7, 2020
Kenneth B. Robinson

/s/ Ronald V. Waters, III	Director	August 7, 2020
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Paylocity Holding Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases for the year ended June 30, 2020 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, effective July 1, 2019.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenues and related costs for the year ended June 30, 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, effective July 1, 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized internal-use software development costs

As discussed in Notes 2(g) and 7 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $37 million as of June 30, 2020. The Company capitalized $28 million of internal-use software costs during the year ended June 30, 2020.

We identified the determination of capitalized internal-use software development costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects met the capitalization criteria.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control related to the determination of which software development projects met the capitalization criteria. For a selection of current year capitalized software costs, we evaluated the Company’s determination to capitalize the costs by reading the Company’s analysis and discussing the objective and status of the projects with IT department management. We also assessed a sample of the Company’s capitalized costs by confirming the nature of the activities performed with individual software developers.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
August 7, 2020

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$132,476	$250,851
Corporate investments	29,314	34,556
Accounts receivable, net	4,358	4,923
Deferred contract costs	21,677	32,332
Prepaid expenses and other	13,895	13,188
Total current assets before funds held for clients	201,720	335,850
Funds held for clients	1,394,469	1,327,304
Total current assets	1,596,189	1,663,154
Capitalized internal-use software, net	27,486	36,501
Property and equipment, net	70,056	66,737
Operating lease right-of-use assets	—	48,658
Intangible assets, net	10,751	13,360
Goodwill	9,590	21,655
Long-term deferred contract costs	81,422	125,711
Long-term prepaid expenses and other	1,975	4,917
Deferred income tax assets	6,472	4,955
Total assets	$1,803,941	$1,985,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,954	$1,755
Accrued expenses	57,625	79,881
Total current liabilities before client fund obligations	61,579	81,636
Client fund obligations	1,394,469	1,327,304
Total current liabilities	1,456,048	1,408,940
Long-term debt	—	100,000
Deferred rent	31,263	—
Long-term operating lease liabilities	—	73,299
Other long-term liabilities	1,723	1,747
Deferred income tax liabilities	6,943	8,754
Total liabilities	$1,495,977	$1,592,740
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2019 and June 30, 2020	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2019 and June 30, 2020; 53,075 shares issued and outstanding at June 30, 2019 and 53,792 shares issued and outstanding at June 30, 2020	53	54
Additional paid-in capital	207,982	227,907
Retained earnings	99,817	164,272
Accumulated other comprehensive income	112	675
Total stockholders’ equity	$307,964	$392,908
Total liabilities and stockholders’ equity	$1,803,941	$1,985,648

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended June 30,
	2018	2019	2020
Revenues:
Recurring and other revenue	$368,434	$447,752	$546,212
Interest income on funds held for clients	9,093	19,881	15,117
Total revenues	377,527	467,633	561,329
Cost of revenues	149,197	153,851	182,010
Gross profit	228,330	313,782	379,319
Operating expenses:
Sales and marketing	95,484	112,599	145,134
Research and development	37,645	50,329	62,766
General and administrative	79,252	94,630	105,248
Total operating expenses	212,381	257,558	313,148
Operating income	15,949	56,224	66,171
Other income	802	1,822	947
Income before income taxes	16,751	58,046	67,118
Income tax expense (benefit)	(21,847)	4,223	2,663
Net income	$38,598	$53,823	$64,455
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities, net of tax	(139)	251	563
Total other comprehensive income (loss), net of tax	(139)	251	563
Comprehensive income	$38,459	$54,074	$65,018

Net income per share:
Basic	$0.74	$1.02	$1.20
Diluted	$0.70	$0.97	$1.15

Weighted-average shares used in computing net income per share:
Basic	52,425	52,914	53,547
Diluted	54,887	55,414	55,807

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at June 30, 2017	51,738	$52	$192,837	$(45,276)	$—	$147,613
Stock-based compensation	—	—	32,378	—	—	32,378
Stock options exercised	839	1	8,001	—	—	8,002
Issuance of common stock upon vesting of restricted stock units	452	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	108	—	4,304	—	—	4,304
Net settlement for taxes and/or exercise price related to equity awards	(379)	—	(17,932)	—	—	(17,932)
Unrealized losses on securities, net of tax	—	—	—	—	(139)	(139)
Net income	—	—	—	38,598	—	38,598
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	41,525	—	—	41,525
Stock options exercised	378	—	4,882	—	—	4,882
Issuance of common stock upon vesting of restricted stock units	660	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	116	—	5,982	—	—	5,982
Net settlement for taxes and/or exercise price related to equity awards	(395)	—	(29,004)	—	—	(29,004)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	251	251
Net income	—	—	—	53,823	—	53,823
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	49,890	—	—	49,890
Stock options exercised	270	—	3,079	—	—	3,079
Issuance of common stock upon vesting of restricted stock units	735	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	97	—	8,901	—	—	8,901
Net settlement for taxes and/or exercise price related to equity awards	(385)	—	(41,944)	—	—	(41,944)
Unrealized gains on securities, net of tax	—	—	—	—	563	563
Net income	—	—	—	64,455	—	64,455
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2018	2019	2020
Cash flows from operating activities:
Net income	$38,598	$53,823	$64,455
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	30,354	38,765	47,493
Depreciation and amortization expense	30,202	34,564	37,913
Deferred income tax expense (benefit)	(21,870)	4,134	2,754
Provision for doubtful accounts	296	283	309
Net accretion of discounts and amortization of premiums on available-for-sale securities	(443)	(2,230)	(1,836)
Net realized losses on sales of available-for-sale securities	2	—	—
Amortization of debt issuance costs	—	—	154
Loss on disposal of equipment	227	454	395
Changes in operating assets and liabilities:
Accounts receivable	(1,494)	(1,188)	(732)
Deferred contract costs	—	(34,992)	(54,944)
Prepaid expenses and other	(2,141)	389	(196)
Accounts payable	740	(75)	(806)
Accrued expenses and other	11,641	13,625	17,696
Tenant improvement allowance	11,754	7,480	—
Net cash provided by operating activities	97,866	115,032	112,655
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(196,597)	(250,685)	(400,343)
Proceeds from sales and maturities of available-for-sale securities	73,044	246,243	410,593
Capitalized internal-use software costs	(15,638)	(20,142)	(25,715)
Purchases of property and equipment	(21,676)	(11,280)	(16,578)
Lease allowances used for tenant improvements	(11,754)	(7,480)	—
Acquisition of business, net of cash acquired	(6,658)	—	(16,714)
Net cash used in investing activities	(179,279)	(43,344)	(48,757)
Cash flows from financing activities:
Net change in client fund obligations	281,467	168,855	(67,165)
Borrowings under credit facility	—	—	100,000
Payment of contingent consideration	—	(1,000)	—
Repurchases of common shares	—	(34,991)	—
Proceeds from exercise of stock options	—	85	—
Proceeds from employee stock purchase plan	4,304	5,982	8,901
Taxes paid related to net share settlement of equity awards	(10,554)	(24,207)	(38,943)
Payment of debt issuance costs	—	—	(701)
Net cash provided by financing activities	275,217	114,724	2,092
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	193,804	186,412	65,990
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	1,045,927	1,239,731	1,426,143
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$1,239,731	$1,426,143	$1,492,133
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$1,956	$1,264	$—
Purchase of property and equipment and internal-use software, accrued but not paid	$659	$4,260	$164
Liabilities assumed for acquisition	$—	$—	$674
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—	$438
Cash paid (refunds received) for income taxes	$(53)	$412	$84
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$137,193	$132,476	$250,851
Funds held for clients' cash and cash equivalents	1,102,538	1,293,667	1,241,282
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,239,731	$1,426,143	$1,492,133

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future events, including the impact from the outbreak of the novel coronavirus disease (“COVID-19”), and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Beginning in fiscal 2020, the Company simplified the presentation of revenue and cost of revenues on its Consolidated Statements of Operations and Comprehensive Income. The line items “Recurring fees” and “Implementation services and other” have been combined into one revenue line: “Recurring and other revenue”. Likewise, the line items “Cost of revenues - recurring revenues” and “Cost of revenues - implementation services and other” have been combined into one line: “Cost of revenues”. The Company changed the presentation of revenue and cost of revenues as Implementation services and other has become a smaller component of its overall revenue mix due to the human capital management (“HCM”) suite becoming a larger part of the portfolio. Previously reported results for the years ended June 30, 2018 and 2019 have been reclassified to conform to the current presentation.

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

The Company reviews the composition of its portfolio for any available-for-sale security that has a fair value that falls below its amortized cost. If any security fits this criterion, the Company further evaluates whether other-than-temporary impairment exists by considering whether the Company has the intent and ability to retain the security for a period of time sufficient enough to allow for anticipated fair value recovery. The Company did not record any other-than-temporary impairment charges during the years ended June 30, 2018, 2019 or 2020.

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

Activity in the allowance for doubtful accounts was as follows:

	For the Years Ended June 30,
	2018	2019	2020
Balance at the beginning of the year	$266	$375	$473
Charged to expense	296	283	309
Write-offs	(187)	(185)	(165)
Balance at the end of the year	$375	$473	$617

(f) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid licensing fees, prepaid insurance premiums, deposits with vendors and time clocks available for sale or lease.

(g) Capitalized Internal-Use Software

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to the accounting for costs of internal-use software. Internal-use software costs are capitalized when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs, such as consulting fees. Capitalized employee costs are limited to the time directly spent on such projects.

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

(i) Intangible Assets, Net of Accumulated Amortization

Intangible assets are comprised primarily of acquired client relationships, proprietary technology, trade name and non-solicitation agreements and are reported net of accumulated amortization on the Consolidated Balance Sheets. Client relationships use the straight-line method of amortization over a five to nine-year time frame from the date of acquisition, while proprietary technology and trade name use the straight-line method of amortization over a five-year period from the date of acquisition. Non-solicitation agreements use the straight-line method of amortization over the term of the related agreements. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2018, 2019 or 2020 as a result of the Company’s qualitative assessments over its single reporting segment.

(k) Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), effective July 1, 2019. The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Long-term operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. For the majority of its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of Operating lease right-

of-use assets nor Operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

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

Refer to Note 13 for additional information on income taxes.

(m) Revenue Recognition

The Company applies Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”), effective as of July 1, 2018. Topic 606 requires revenue to be recognized when an entity transfers control of goods or services to a customer in an amount that reflects the consideration to which a company also expects to be entitled to for those goods or services. To achieve this core principle, the Company recognizes revenue from contracts with customers based on the following five steps:

1)Identify the contract with a customer;
2)Identify the performance obligations in the contract;
3)Determine the transaction price;
4)Allocate the transaction price to performance obligations in the contract; and

5)Recognize revenue when or as the Company satisfies a performance obligation.

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company began entering into term arrangements in fiscal 2018, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services as follows:

●	Payroll processing and related services, including payroll reporting and tax filing services are delivered on a weekly, biweekly, semi-monthly, or monthly basis depending upon the payroll frequency of the client and on an annual basis if a client selects W-2 preparation and processing services,

●	Time and attendance reporting services, including time clock rentals, are delivered on a monthly basis, and

●	Cloud-based HR software solutions, including employee administration and benefits enrollment and administration, are delivered on a monthly basis.

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

(n) Cost of Revenues

Cost of revenues consists primarily of costs to provide payroll and HCM solutions relating to the provision of ongoing client support and implementation activities and also includes amortization of capitalized internal-use software. The Company generally expenses these costs when incurred except for costs related to the implementation of the Company’s proprietary products. These costs were previously expensed when incurred, but after the adoption of Topic 606 and ASC 340-40, such costs are capitalized and amortized over a period of 7 years.

(o) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $179, $283 and $1,023 for the years ended June 30, 2018, 2019 and 2020, respectively.

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

(s) Recently Adopted Accounting Standards

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including subsequent amendments and Subtopic 340-40, effective as of July 1, 2018 using the modified retrospective method of transition, which limited the application of the new standard only to contracts that were not completed as of the effective date. The adoption of Topic 606 did not have a material impact in the timing or amount of revenue recognized. However, it did have a material impact on its consolidated balance sheet due to the deferral of costs of obtaining and fulfilling a contract as detailed below.

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

In addition, the Company is required to defer costs of obtaining and fulfilling a new contract and amortize them over the expected period of benefit, which it has determined to be 7 years. The Company recognized the cumulative effect related to the deferral of the costs of obtaining new contracts of $50,481, net of deferred taxes, which was recorded through retained earnings (accumulated deficit) in the statement of changes in stockholder’s equity upon adoption on July 1, 2018.

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $52,083 and $83,852, respectively, as of July 1, 2019. The ROU assets were recorded net of $31,769 in deferred rent adjustments that were previously recorded in Accrued expenses and Deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to Retained earnings. Additionally, there was no impact on the Company’s Consolidated Statements of Operations and Comprehensive Income or the Consolidated Statements of Cash Flows as a result of the adoption of Topic 842 for the years ended June 30, 2018 and 2019. Refer to Note 2(k) and Note 12 for additional disclosures over the Company’s leases.

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

(t) Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the requirements for fair value measurement disclosures. ASU 2018-13 removes, modifies or adds certain disclosure requirements under GAAP. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Any new disclosure requirements must be applied on a prospective basis in the interim and annual periods of initial adoption; all removed or modified requirements must be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 on July 1, 2020, and the adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which provides guidance to reduce complexity in certain areas of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and simplifies various aspects of the current guidance to promote consistent application of the standard among reporting entities. This standard is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company adopted ASU 2019-12 effective July 1, 2020, and the adoption of this standard did not have a material impact on the Company’s financial statements.

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

(3) Revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended
	June 30,
	2019	2020
Recurring fees	$436,955	$526,267
Implementation services and other	10,797	19,945
Total revenues from contracts	$447,752	$546,212

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended
	June 30,
	2019	2020
Balance at beginning of the year	$—	$6,289
Deferral of revenue	13,254	15,998
Revenue recognized	(6,965)	(13,853)
Balance at end of the year	$6,289	$8,434

Deferred revenue related to these nonrefundable upfront fees are recorded within accrued expenses and other long-term liabilities on the consolidated balance sheets. The Company expects to recognize these deferred revenue balances of $6,689 in fiscal 2021, $1,587 in fiscal 2022, and $158 thereafter.

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

The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$68,107	$30,994	$(16,998)	$82,103
Costs to fulfill a contract	—	22,739	(1,743)	20,996
Total	$68,107	$53,733	$(18,741)	$103,099

	Year Ended June 30, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$53,529	$(22,057)	$113,575
Costs to fulfill a contract	20,996	28,893	(5,421)	44,468
Total	$103,099	$82,422	$(27,478)	$158,043

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $47,601 as of June 30, 2020, which will be generally recognized over the next 24 months.

(4) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$132,478	$—	$(2)	$132,476
Funds held for clients' cash and cash equivalents	1,293,673	—	(6)	1,293,667
Available-for-sale securities:
Commercial paper	63,397	33	(2)	63,428
Corporate bonds	27,044	59	(4)	27,099
Asset-backed securities	26,488	55	(3)	26,540
U.S. treasury securities	13,736	21	—	13,757
Total available-for-sale securities (1)	130,665	168	(9)	130,824
Total investments	$1,556,816	$168	$(17)	$1,556,967

(1)	Included within the fair value of total available-for-sale securities above is $30,022 of Corporate investments and $100,802 of Funds held for clients.

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$250,851	$—	$—	$250,851
Funds held for clients' cash and cash equivalents	1,241,282	—	—	1,241,282
Available-for-sale securities:
Commercial paper	6,643	6	—	6,649
Corporate bonds	44,343	414	—	44,757
Asset-backed securities	49,978	424	—	50,402
U.S. treasury securities	21,302	67	—	21,369
Total available-for-sale securities (2)	122,266	911	—	123,177
Total investments	$1,614,399	$911	$—	$1,615,310

(2)	Included within the fair value of total available-for-sale securities above is $37,155 of Corporate investments and $86,022 of Funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper and U.S. treasury securities with original maturities of three months or less as of June 30, 2019 and 2020.

Classification of investments on the consolidated balance sheets is as follows:

	June 30,	June 30,
	2019	2020
Cash and cash equivalents	$132,476	$250,851
Corporate investments	29,314	34,556
Funds held for clients	1,394,469	1,327,304
Long-term prepaid expenses and other	708	2,599
Total investments	$1,556,967	$1,615,310

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2019 are as follows:

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

There were no available-for sale securities in an unrealized loss position as of June 30, 2020.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income (loss) for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2018, 2019 or 2020. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2018, 2019 or 2020.

The Company regularly reviews the composition of its portfolio to determine the existence of other-than-temporary-impairment (“OTTI”). The Company did not recognize any OTTI charges in Accumulated other comprehensive income (loss) during the years ended June 30, 2018, 2019 or 2020 nor does it believe that OTTI exists in its portfolio as of June 30, 2020.

Expected maturities of available-for-sale securities at June 30, 2020 are as follows:

	Amortized
	cost	Fair value
One year or less	$106,647	$107,293
One year to two years	15,619	15,884
Total available-for-sale securities	$122,266	$123,177

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2019 and 2020 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2019 or 2020, and the Company did not transfer assets between Levels during the years ended June 30, 2019 or 2020.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$132,476	$116,387	$16,089	$—
Funds held for clients' cash and cash equivalents	1,293,667	1,244,856	48,811	—
Available-for-sale securities:
Commercial paper	63,428	—	63,428	—
Corporate bonds	27,099	—	27,099	—
Asset-backed securities	26,540	—	26,540	—
U.S. treasury securities	13,757	—	13,757	—
Total available-for-sale securities	130,824	—	130,824	—
Total investments	$1,556,967	$1,361,243	$195,724	$—

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$250,851	$250,851	$—	$—
Funds held for clients' cash and cash equivalents	1,241,282	1,241,282	—	—
Available-for-sale securities:
Commercial paper	6,649	—	6,649	—
Corporate bonds	44,757	—	44,757	—
Asset-backed securities	50,402	—	50,402	—
U.S. treasury securities	21,369	—	21,369	—
Total available-for-sale securities	123,177	—	123,177	—
Total investments	$1,615,310	$1,492,133	$123,177	$—

The Company determined that the carrying value of long-term debt under its revolving credit facility approximates fair value, which is classified as Level 2, because interest rates associated with the borrowings reflect market rates.

(6) Business Combinations

In April 2020, the Company acquired all of the shares outstanding of VidGrid, Inc. (“VidGrid”) through a merger for purchase price consideration of $17,256. VidGrid, Inc. is a leading video platform provider that enables peer-to-peer video learning courses, transforming video into two-way communication. This transaction expands the Company’s product functionality around workplace video communication and reaffirms its commitment to stronger employee collaboration, engagement and retention while helping clients prepare for the workplaces of the future. The Company paid $15,506 upon closing and deposited an additional $1,750 to be held in escrow for fifteen months after the acquisition date for potential indemnification claims.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets at their fair value as of the date of acquisition, with the excess recorded to goodwill. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary area that is subject to change is deferred taxes. The measurement period will end no later than one year from the acquisition date.

The following table summarizes the preliminary allocation of the purchase price for VidGrid:

April 3, 2020
Proprietary technology	$2,962
Client relationships	1,070
Non-solicitation agreements	750
Trade name	350
Goodwill	12,065
Other assets acquired	733
Liabilities assumed	(674)
Total purchase price	$17,256

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition. Pro forma information was not presented because the effect of the acquisition was not material to the Company’s consolidated financial statements. The goodwill associated with this acquisition is not deductible for income tax purposes. Direct costs related to the acquisition were recorded as General and administrative expenses as incurred.

(7) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2019	2020
Capitalized internal-use software	$90,991	$119,178
Accumulated amortization	(63,505)	(82,677)
Capitalized internal-use software, net	$27,486	$36,501

Amortization of capitalized internal-use software amounted to $14,315, $16,921 and $19,261 for the years ended June 30, 2018, 2019 and 2020, respectively and is included in Cost of revenues.

(8) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2019	2020
Office equipment	$4,406	$4,619
Computer equipment	36,798	42,936
Furniture and fixtures	11,857	12,723
Software	6,332	6,609
Leasehold improvements	44,350	46,192
Time clocks rented by clients	4,679	4,967
Total	108,422	118,046
Accumulated depreciation	(38,366)	(51,309)
Property and equipment, net	$70,056	$66,737

Depreciation expense amounted to $14,192, $15,392 and $16,129 for the years ended June 30, 2018, 2019 and 2020, respectively.

(9) Goodwill and Intangible Assets

The following table summarizes changes in goodwill during the year ended June 30, 2020:

Balance at June 30, 2019	$9,590
Additions attributable to current year acquisition	12,065
Balance at June 30, 2020	$21,655

Refer to Note 6 for further details on the current year acquisition.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	June 30,	Useful
	2019	2020	Life
Client relationships	$18,130	$19,200	5 - 9 years
Proprietary technology	—	2,962	5 years
Non-solicitation agreements	600	1,350	2 - 4 years
Trade name	—	350	5 years
Total	18,730	23,862
Accumulated amortization	(7,979)	(10,502)
Intangible assets, net	$10,751	$13,360

Amortization expense for acquired intangible assets was $1,695, $2,251 and $2,523 for the years ended June 30, 2018, 2019 and 2020, respectively. Future amortization expense for acquired intangible assets is as follows, as of June 30, 2020:

Fiscal 2021	$3,377
Fiscal 2022	3,358
Fiscal 2023	3,185
Fiscal 2024	2,232
Fiscal 2025	1,208
Total	$13,360

(10) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2019	2020
Accrued payroll and personnel costs	$39,095	$53,284
Operating lease liabilities	1,482	8,083
Deferred revenue	5,572	8,777
Other	11,476	9,737
Total accrued expenses	$57,625	$79,881

(11) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in July 2024, and any borrowings outstanding will mature and be payable upon such expiration. In April 2020, the Company borrowed $100,000 under the credit facility, which remained outstanding as of June 30, 2020. The Company incurred interest expense related to this borrowing at an average interest rate of 1.38%.

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

Any borrowings under the credit facility generally bear interest, at the Company’s option, at a rate per annum determined by reference to either the LIBOR (or a replacement index for the LIBOR rate) or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.375% and 0.0% to 0.375%, respectively, based on the then-applicable net senior secured leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of June 30, 2020, the Company was in compliance with all of the aforementioned covenants.

(12) Leases

The Company primarily leases office space in Illinois, Florida, Idaho and other U.S. states under non-cancellable operating leases expiring on various dates from July 2020 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from July 2020 through July 2024.

The components of operating lease expense were as follows:

Year Ended
June 30, 2020
Operating lease cost	$9,686
Short-term lease cost	40
Variable lease cost	3,167
Total lease costs	$12,893

The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

June 30, 2020
Operating lease right-of-use assets	$48,658
Accrued expenses	$8,083
Long-term operating lease liabilities	$73,299
Weighted-average remaining lease term (years)	10.32
Weighted-average discount rate	3.83%

The following table summarizes supplemental cash flow information related to the Company’s operating leases:

Year Ended
June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$10,374
Operating lease assets obtained in exchange for new liabilities	$3,123

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of June 30, 2020:

Fiscal 2021	$10,978
Fiscal 2022	9,700
Fiscal 2023	9,324
Fiscal 2024	9,307
Fiscal 2025	9,246
Thereafter	50,967
Total undiscounted cash flows	99,522
Less: Present value discount	(18,140)
Total operating lease liabilities	$81,382

As of June 30, 2020, the Company had not entered into any leases that had not yet commenced.

Rental expense for operating leases in accordance with ASC 840, Leases, (“Topic 840”) was $8,242 and $9,752 for the years ended June 30, 2018 and 2019, respectively.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining terms in excess of one year) as of June 30, 2019 under Topic 840 were as follows:

Fiscal 2020	$10,449
Fiscal 2021	11,150
Fiscal 2022	9,500
Fiscal 2023	8,840
Fiscal 2024	8,838
Thereafter	59,401
Total minimum lease payments	$108,178

(13) Income Taxes

(a) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2018, 2019 and 2020 consists of the following:

	Year ended June 30,
	2018	2019	2020
Current taxes
U.S. federal	$294	$—	$—
State and local	364	90	(92)
Deferred taxes:
U.S. federal	(15,167)	5,449	403
State and local	(7,338)	(1,316)	2,352
Total income tax expense (benefit)	$(21,847)	$4,223	$2,663

(b) Tax Rate Reconciliation

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 27.6% for the years ended June 30, 2018, and 21% for the years ended June 30, 2019 and 2020 to pretax income as a result of the following:

	Year ended June 30,
	2018	2019	2020
Income tax expense (benefit) at statutory federal rate	27.6%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development and other credits	(6.6)	(3.0)	(3.2)
Non-deductible expenses	4.6	1.3	1.6
Change in valuation allowance	(136.0)	0.3	5.2
Effect of Tax Cuts and Jobs Act	51.5	—	—
Stock-based compensation expense	(58.3)	(10.4)	(18.3)
State and local income taxes, net of federal income tax benefit	(13.5)	(2.0)	(1.8)
Other	0.3	0.1	(0.5)
	(130.4)%	7.3%	4.0%

The effective tax rate for the years ended June 30, 2019 and 2020 was 7.3% and 4.0%, respectively, on pre-tax income of $58,046 and $67,118, respectively. The decrease in the effective tax rate is primarily due to increased deductions related to stock compensation offset by an increase to the valuation allowance.

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2019 and 2020 are presented below.

	Year ended June 30,
	2019	2020
Deferred tax assets:
Deferred rent	$1,963	$—
Operating lease liability	—	21,041
Accrued expenses	4,344	9,915
Stock-based compensation	10,373	13,351
Net operating loss carryforwards	9,980	13,596
Federal and state tax credits	11,977	16,714
Intangible assets	385	—
Total deferred tax assets	39,022	74,617
Valuation allowance	(502)	(3,967)
Net deferred tax assets	38,520	70,650
Deferred tax liabilities:
Deferred contract costs	(27,116)	(41,229)
Operating lease right-of-use assets	—	(12,607)
Research and development costs	(6,294)	(8,563)
Intangible assets	—	(781)
Depreciation	(5,581)	(11,269)
Total deferred tax liabilities	(38,991)	(74,449)
Net deferred tax asset (liability)	$(471)	$(3,799)

Succeeding multiple years of recording a full valuation allowance, the Company concluded in the third quarter of fiscal 2018, that all of the valuation allowance for the Company’s U.S. federal deferred tax assets and substantially all state deferred tax assets was no longer needed. This was primarily due to three years’ cumulative income through the third quarter of fiscal 2018 and the forecast of future taxable income. At March 31, 2018, based on the evaluation of positive and negative evidence, management believed it was more likely than not that the net deferred tax assets could be realized for all federal and substantially all state purposes. Accordingly, the Company recognized a non-recurring tax benefit of $22,771 related to the valuation allowance reversal. As of June 30, 2020, the Company maintains a valuation allowance of $3,967 for certain state tax benefits which may not be realized. Such assessment may change in the future as further evidence becomes available.

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

At June 30, 2020, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $55,801, of which $35,736 expire from 2034 to 2038. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $32,262, of which $26,307 expire from 2021 to 2040. The remaining $26,020 federal and state net operating loss carryforwards have an indefinite utilization period. The Company also has gross federal and state research and development tax credits and other state credit carryforwards of approximately $16,714, which expire between 2021 and 2040.

The Company had no unrecognized tax benefits as of June 30, 2018, 2019 and 2020, respectively.

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2017, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2017 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

(14) Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

(15) Benefit Plans

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

As of June 30, 2020, the Company had 12,400 shares allocated to the plans, of which 2,881 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes the changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended June 30, 2020:

Number of Shares
Available for grant at July 1, 2019	9,759
RSUs granted	(658)
Shares withheld in settlement of taxes and/or exercise price	385
Forfeitures	110
Shares removed	(77)
Available for grant at June 30, 2020	9,519

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year ended June 30,
	2018	2019	2020
Cost of revenues	$4,218	$5,027	$5,637
Sales and marketing	7,295	7,631	13,960
Research and development	3,748	5,325	7,182
General and administrative	15,093	20,782	20,714
Total stock-based compensation expense	$30,354	$38,765	$47,493

In addition, the Company capitalized $2,024, $2,760 and $2,397 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2018, 2019 and 2020, respectively.

Under the 2008 and 2014 Plans, the exercise price of each option cannot be less than the fair value of a share of common stock on the grant date. The options typically vest ratably over a three- or four-year period and expire 10 years from the grant date. Stock-based compensation expense for the fair value of the options at their grant date is recognized ratably over the vesting schedule for each separately vesting portion of the award.

Stock option activity during the periods indicated is as follows:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2019	1,525	$12.24	3.95	$124,373
Options exercised	(270)	$11.39
Balance at June 30, 2020	1,255	$12.43	2.96	$167,406
Options vested and exercisable at June 30, 2020	1,255	$12.43	2.96	$167,406

There were no stock options granted during the years ended June 30, 2018, 2019 or 2020. The total intrinsic value of options exercised during the years ended June 30, 2018, 2019 and 2020 was $34,083, $24,920 and $29,791, respectively. As of June 30, 2020, the Company had recognized all stock-based compensation cost related to outstanding stock options and all outstanding options had vested.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue and Adjusted EBITDA targets in current and future fiscal years. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable achievement of these aforementioned performance metrics. The following table represents restricted stock unit activity during the year ended June 30, 2020:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2019	1,813	$53.78
RSUs granted	658	$99.72
RSUs vested	(735)	$50.25
RSUs forfeited	(110)	$62.60
RSU balance at June 30, 2020	1,626	$73.96
RSUs expected to vest at June 30, 2020	1,448	$72.15

At June 30, 2020, there was $40,367 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.88 years.

The total excess income tax benefits for stock-based compensation arrangements was $33,443, $41,195 and $67,816 for the years ended June 30, 2018, 2019 and 2020, respectively, and were recognized through income tax expense.

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

As of June 30, 2020, a total of 898 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors determined that it would not increase the number of shares in reserve for issuance under the ESPP as of January 1, 2020.

The Company issued a total of 97 shares upon the completion of its six-month offering periods ending November 15, 2019 and May 15, 2020. The Company recorded compensation expense attributable to the ESPP of $1,331, $1,949 and $3,235 for the years ended June 30, 2018, 2019 and 2020, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2018	2019	2020
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	28.3 - 39.1%	33.5 - 38.6%	38.6 - 72.2%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	1.02 - 2.10%	2.10 - 2.48%	0.15 - 2.44%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $4,632, $5,693 and $7,914 for the years ended June 30, 2018, 2019 and 2020, respectively.

(16) Commitments and Contingencies

(a) Employment Agreements

The Company has employment agreements with certain of its key officers. The agreements allow for minimum annual compensation increases, participation in equity incentive plans and bonuses for annual performance as well as certain change of control events as defined in the agreements.

(b) Litigation

On July 12, 2019, a former employee filed a class and collective action complaint under federal and state law alleging that certain employees of the Company were misclassified as salaried exempt employees. The complaint seeks unpaid overtime and other damages. The Company has, without admitting any liability or wrongdoing, reached an agreement to settle this matter. The settlement of this claim did not have a material impact to the Company’s financial position, results of operations, or liquidity.

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

(17) Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share:

	Year ended June 30,
	2018	2019	2020
Numerator:
Net income	$38,598	$53,823	$64,455

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,425	52,914	53,547
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,462	2,500	2,260
Diluted	54,887	55,414	55,807

Net income per share:
Basic	$0.74	$1.02	$1.20
Diluted	$0.70	$0.97	$1.15

The following table summarizes the outstanding restricted stock units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30,
	2018	2019	2020
Restricted stock units	92	69	23
Employee stock purchase plan shares	—	13	—
Total	92	82	23

In August 2018, the Company announced that its board of directors approved a program to repurchase up to $35,000 of the Company’s common stock, with authorization through August 14, 2019. During the first quarter of fiscal 2019, the Company completed the repurchase program and repurchased 442 shares for $34,991. All shares of common stock repurchased were retired.

(18) Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for the years ended June 30, 2019 and 2020.

	Quarter Ended
	September 30,	December 31,
	2018	2018	March 31, 2019	June 30, 2019
Consolidated Statements of Operations Data
Revenues	$100,504	$107,204	$139,552	$120,373
Gross profit	$64,562	$69,134	$99,807	$80,279
Operating income	$3,776	$7,027	$36,212	$9,209
Net income	$9,852	$5,704	$28,026	$10,241
Net income per share:
Basic	$0.19	$0.11	$0.53	$0.19
Diluted	$0.18	$0.10	$0.51	$0.18
Weighted-average shares used in computing net income per share:
Basic	52,865	52,842	52,934	53,017
Diluted	55,487	55,081	55,465	55,692

	Quarter Ended
	September 30,	December 31,
	2019	2019	March 31, 2020	June 30, 2020
Consolidated Statements of Operations Data
Revenues	$126,720	$132,374	$171,646	$130,589
Gross profit	$84,090	$86,950	$123,565	$84,714
Operating income	$6,000	$6,114	$47,741	$6,316
Net income	$13,906	$5,467	$40,132	$4,950
Net income per share:
Basic	$0.26	$0.10	$0.75	$0.09
Diluted	$0.25	$0.10	$0.72	$0.09
Weighted-average shares used in computing net income per share:
Basic	53,287	53,542	53,629	53,731
Diluted	55,713	55,826	55,953	55,970