Form 10-Q
period 2020-09-30
Paylocity Holding Corp
filed 2020-11-06
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,245,719 shares of Common Stock, $0.001 par value per share, as of October 30, 2020.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$250,851	$221,514
Corporate investments	34,556	18,554
Accounts receivable, net	4,923	4,672
Deferred contract costs	32,332	34,124
Prepaid expenses and other	13,188	15,202
Total current assets before funds held for clients	335,850	294,066
Funds held for clients	1,327,304	1,378,975
Total current assets	1,663,154	1,673,041
Capitalized internal-use software, net	36,501	39,231
Property and equipment, net	66,737	66,068
Operating lease right-of-use assets	48,658	47,080
Intangible assets, net	13,360	12,516
Goodwill	21,655	21,655
Long-term deferred contract costs	125,711	134,328
Long-term prepaid expenses and other	4,917	5,016
Deferred income tax assets	4,955	5,916
Total assets	$1,985,648	$2,004,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,755	$3,209
Accrued expenses	79,881	62,343
Total current liabilities before client fund obligations	81,636	65,552
Client fund obligations	1,327,304	1,378,975
Total current liabilities	1,408,940	1,444,527
Long-term debt	100,000	100,000
Long-term operating lease liabilities	73,299	71,460
Other long-term liabilities	1,747	1,676
Deferred income tax liabilities	8,754	368
Total liabilities	$1,592,740	$1,618,031
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2020 and September 30, 2020	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2020 and September 30, 2020; 53,792 shares issued and outstanding at June 30, 2020 and 54,223 shares issued and outstanding at September 30, 2020	54	54
Additional paid-in capital	227,907	209,582
Retained earnings	164,272	176,732
Accumulated other comprehensive income	675	452
Total stockholders’ equity	$392,908	$386,820
Total liabilities and stockholders’ equity	$1,985,648	$2,004,851

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2020
Revenues:
Recurring and other revenue	$121,873	$134,875
Interest income on funds held for clients	4,847	919
Total revenues	126,720	135,794
Cost of revenues	42,630	49,380
Gross profit	84,090	86,414
Operating expenses:
Sales and marketing	36,957	37,674
Research and development	14,394	18,647
General and administrative	26,739	26,644
Total operating expenses	78,090	82,965
Operating income	6,000	3,449
Other income (expense)	474	(257)
Income before income taxes	6,474	3,192
Income tax benefit	(7,432)	(9,268)
Net income	$13,906	$12,460
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities, net of tax	4	(223)
Total other comprehensive income (loss), net of tax	4	(223)
Comprehensive income	$13,910	$12,237

Net income per share:
Basic	$0.26	$0.23
Diluted	$0.25	$0.22

Weighted-average shares used in computing net income per share:
Basic	53,287	54,015
Diluted	55,713	56,050

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	12,718	—	—	12,718
Stock options exercised	8	—	120	—	—	120
Issuance of common stock upon vesting of restricted stock units	677	1	(1)	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(249)	—	(25,253)	—	—	(25,253)
Unrealized gains on securities, net of tax	—	—	—	—	4	4
Net income	—	—	—	13,906	—	13,906
Balances at September 30, 2019	53,511	$54	$195,566	$113,723	$116	$309,459

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	15,046	—	—	15,046
Stock options exercised	88	—	529	—	—	529
Issuance of common stock upon vesting of restricted stock units	599	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(256)	—	(33,900)	—	—	(33,900)
Unrealized losses on securities, net of tax	—	—	—	—	(223)	(223)
Net income	—	—	—	12,460	—	12,460
Balances at September 30, 2020	54,223	$54	$209,582	$176,732	$452	$386,820

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2019	2020
Cash flows from operating activities:
Net income	$13,906	$12,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	12,062	14,277
Depreciation and amortization expense	8,933	10,235
Deferred income tax benefit	(7,431)	(9,268)
Provision for credit losses	—	56
Net accretion of discounts and amortization of premiums on available-for-sale securities	(485)	133
Amortization of debt issuance costs	33	37
Loss on disposal of equipment	85	31
Changes in operating assets and liabilities:
Accounts receivable	452	195
Deferred contract costs	(9,987)	(10,409)
Prepaid expenses and other	(89)	(2,144)
Accounts payable	39	1,611
Accrued expenses and other	(9,253)	(18,781)
Net cash provided by (used in) operating activities	8,265	(1,567)
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(63,621)	—
Proceeds from sales and maturities of available-for-sale securities	45,154	37,493
Capitalized internal-use software costs	(6,714)	(7,884)
Purchases of property and equipment	(8,033)	(2,045)
Net cash provided by (used in) investing activities	(33,214)	27,564
Cash flows from financing activities:
Net change in client fund obligations	(239,942)	51,671
Taxes paid related to net share settlement of equity awards	(24,749)	(33,402)
Payment of debt issuance costs	(669)	(9)
Net cash provided by (used in) financing activities	(265,360)	18,260
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(290,309)	44,257
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,426,143	1,492,133
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,135,834	$1,536,390
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$1,249	$1,479
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$311
Cash paid (refunds received) for income taxes	$11	$(119)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$100,529	$221,514
Funds held for clients' cash and cash equivalents	1,035,305	1,314,876
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,135,834	$1,536,390

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results for the full year or the results for any future periods. The impact of the COVID-19 pandemic will not be fully known or reflected in the Company’s results of operations and overall financial performance until future periods. Refer to “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic and its impact on the Company’s business and financial performance. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K.

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

(d)  Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial instruments held at amortized cost, including trade receivables. Under ASU 2016-13, the Company assesses its allowance for credit losses on accounts receivable by taking into consideration current economic conditions, reasonable and supportable forecasts, as well as past experience including historical write-off trends and client-specific circumstances. The new standard also eliminated the concept of other-than-temporary impairment and requires expected credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard effective July 1, 2020, using a modified retrospective approach, and the adoption did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the requirements for fair value measurement disclosures. ASU 2018-13 removes, modifies or adds certain disclosure requirements under GAAP. The Company adopted this standard on July 1, 2020, and removed or modified disclosure requirements retrospectively to all periods presented, whereas any new requirements are being applied prospectively from the adoption date. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which provides guidance to reduce complexity in certain areas of accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and simplifies various aspects of the current guidance to promote consistent application of the standard among reporting entities. The Company adopted ASU 2019-12 on July 1, 2020, and the adoption of this standard did not have a material impact on the Company’s financial statements.

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

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended
	September 30,
	2019	2020
Recurring fees	$117,777	$129,692
Implementation services and other	4,096	5,183
Total revenues from contracts	$121,873	$134,875

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended
	September 30,
	2019	2020
Balance at beginning of the period	$6,289	$8,434
Deferral of revenue	3,071	3,130
Revenue recognized	(2,780)	(3,894)
Balance at end of the period	$6,580	$7,670

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $5,320 in fiscal 2021, $2,116 in fiscal 2022 and $234 in fiscal 2023 and thereafter.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$9,486	$(4,901)	$86,688
Costs to fulfill a contract	20,996	6,366	(964)	26,398
Total	$103,099	$15,852	$(5,865)	$113,086

	Three Months Ended September 30, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$113,575	$11,641	$(6,572)	$118,644
Costs to fulfill a contract	44,468	7,361	(2,021)	49,808
Total	$158,043	$19,002	$(8,593)	$168,452

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $45,647 as of September 30, 2020, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2020	617
Charged to expense	56
Write-offs	(22)
Balance at September 30, 2020	$651

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2020	2020
Capitalized internal-use software	$119,178	$127,294
Accumulated amortization	(82,677)	(88,063)
Capitalized internal-use software, net	$36,501	$39,231

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $4,457 and $5,386 for the three months ended September 30, 2019 and 2020, respectively.

Property and equipment, net consist of the following:

	June 30,	September 30,
	2020	2020
Office equipment	$4,619	$4,843
Computer equipment	42,936	44,885
Furniture and fixtures	12,723	13,151
Software	6,609	6,585
Leasehold improvements	46,192	46,615
Time clocks rented by clients	4,967	4,927
Total	118,046	121,006
Accumulated depreciation	(51,309)	(54,938)
Property and equipment, net	$66,737	$66,068

Depreciation expense amounted to $3,913 and $4,005 for the three months ended September 30, 2019 and 2020, respectively.

In April 2020, the Company acquired all of the shares outstanding of VidGrid, Inc. (“VidGrid”). During the three months ended September 30, 2020, the Company completed its purchase accounting for this acquisition and did not record any changes to the preliminary purchase price allocation. Accordingly, goodwill did not change during the three months ended September 30, 2020. Refer to Note 6 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for additional details on the acquisition of VidGrid.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	September 30,	Useful
	2020	2020	Life
Client relationships	$19,200	$19,200	5 - 9 years
Proprietary technology	2,962	2,962	5 years
Non-solicitation agreements	1,350	1,350	2 - 4 years
Trade name	350	350	5 years
Total	23,862	23,862
Accumulated amortization	(10,502)	(11,346)
Intangible assets, net	$13,360	$12,516

Amortization expense for acquired intangible assets was $563 and $844 for the three months ended September 30, 2019 and 2020, respectively.

Future amortization expense for acquired intangible assets as of September 30, 2020 is as follows:

Remainder of fiscal 2021	$2,533
Fiscal 2022	3,358
Fiscal 2023	3,185
Fiscal 2024	2,232
Fiscal 2025	1,208
Total	$12,516

The components of accrued expenses were as follows:

	June 30,	September 30,
	2020	2020
Accrued payroll and personnel costs	$53,284	$35,444
Operating lease liabilities	8,083	7,977
Deferred revenue	8,777	8,784
Other	9,737	10,138
Total accrued expenses	$79,881	$62,343

(5) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$250,851	$—	$—	$250,851
Funds held for clients' cash and cash equivalents	1,241,282	—	—	1,241,282
Available-for-sale securities:
Commercial paper	6,643	6	—	6,649
Corporate bonds	44,343	414	—	44,757
Asset-backed securities	49,978	424	—	50,402
U.S. treasury securities	21,302	67	—	21,369
Total available-for-sale securities (1)	122,266	911	—	123,177
Total investments	$1,614,399	$911	$—	$1,615,310

(1)	Included within the fair value of total available-for-sale securities above is $37,155 of corporate investments and $86,022 of funds held for clients.

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$221,514	$—	$—	$221,514
Funds held for clients' cash and cash equivalents	1,314,876	—	—	1,314,876
Available-for-sale securities:
Corporate bonds	42,270	311	—	42,581
Asset-backed securities	38,220	292	—	38,512
U.S. treasury securities	4,150	5	—	4,155
Total available-for-sale securities (2)	84,640	608	—	85,248
Total investments	$1,621,030	$608	$—	$1,621,638

(2)	Included within the fair value of total available-for-sale securities above is $21,149 of corporate investments and $64,099 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts and money market funds at June 30, 2020 and September 30, 2020.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	September 30,
	2020	2020
Cash and cash equivalents	$250,851	$221,514
Corporate investments	34,556	18,554
Funds held for clients	1,327,304	1,378,975
Long-term prepaid expenses and other	2,599	2,595
Total investments	$1,615,310	$1,621,638

There were no available-for-sale securities in an unrealized loss position at June 30, 2020 or September 30, 2020. The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2020. All securities in the Company’s portfolio held an A-1 rating or better as of September 30, 2020.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2019 or 2020. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both the three months ended September 30, 2019 and 2020.

Expected maturities of available-for-sale securities at September 30, 2020 are as follows:

	Amortized
	cost	Fair value
One year or less	$75,701	$76,152
One year to two years	8,939	9,096
Total available-for-sale securities	$84,640	$85,248

(6)  Fair Value Measurement

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2020 and September 30, 2020 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The

Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2020 or September 30, 2020.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$250,851	$250,851	$—	$—
Funds held for clients' cash and cash equivalents	1,241,282	1,241,282	—	—
Available-for-sale securities:
Commercial paper	6,649	—	6,649	—
Corporate bonds	44,757	—	44,757	—
Asset-backed securities	50,402	—	50,402	—
U.S. treasury securities	21,369	—	21,369	—
Total available-for-sale securities	123,177	—	123,177	—
Total investments	$1,615,310	$1,492,133	$123,177	$—

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$221,514	$221,514	$—	$—
Funds held for clients' cash and cash equivalents	1,314,876	1,314,876	—	—
Available-for-sale securities:
Corporate bonds	42,581	—	42,581	—
Asset-backed securities	38,512	—	38,512	—
U.S. treasury securities	4,155	—	4,155	—
Total available-for-sale securities	85,248	—	85,248	—
Total investments	$1,621,638	$1,536,390	$85,248	$—

The Company determined that the carrying value of long-term debt under its revolving credit facility approximates fair value, which is classified as Level 2, because interest rates associated with the borrowings reflect market rates.

(7) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to mature in July 2024. As of September 30, 2020, the Company had $100,000 in borrowings outstanding under the credit facility.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of September 30, 2020, the Company was in compliance with all of the aforementioned covenants.

(8)  Stock-Based Compensation

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

As of September 30, 2020, the Company had 11,931 shares allocated to the plans, of which 2,673 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three months ended September 30, 2020:

Number of Shares
Available for grant at July 1, 2020	9,519
RSUs granted	(465)
MSUs granted	(58)
Shares withheld in settlement of taxes and/or exercise price	256
Forfeitures	44
Shares removed	(38)
Available for grant at September 30, 2020	9,258

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2019	2020
Cost of revenues	$1,249	$1,832
Sales and marketing	3,968	3,880
Research and development	1,278	2,230
General and administrative	5,567	6,335
Total stock-based compensation expense	$12,062	$14,277

In addition, the Company capitalized $656 and $769 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2019 and 2020, respectively.

In August 2020, the Company’s board of directors approved the Company’s fiscal 2021 annual operating plan to reflect the operating and financial impacts of the COVID-19 pandemic. In connection and alignment with the board’s approval of the updated operating plan, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. As a result of the modification, the Company recorded $860 in stock-based compensation expense during the three months ended September 30, 2020.

There were no stock options granted during the three months ended September 30, 2019 or 2020. The table below presents stock option activity during the three months ended September 30, 2020:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2020	1,255	$12.43	2.96	$167,406
Options exercised	(88)	$6.01
Balance at September 30, 2020	1,167	$12.91	2.76	$173,184
Options vested and exercisable at September 30, 2020	1,167	$12.91	2.76	$173,184

The total intrinsic value of options exercised was $671 and $11,408 during the three months ended September 30, 2019 and 2020, respectively.

The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue growth and Adjusted EBITDA margin targets in future fiscal years. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable achievement of these aforementioned performance metrics.

The following table represents restricted stock unit activity during the three months ended September 30, 2020:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2020	1,626	$73.96
RSUs granted	465	$131.81
RSUs vested	(599)	$64.40
RSUs forfeited	(44)	$75.94
RSU balance at September 30, 2020	1,448	$98.81
RSUs expected to vest at September 30, 2020	1,345	$98.85

At September 30, 2020, there was $92,872 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.11 years.

The Company also grants MSUs under the 2014 Plan with terms determined at the discretion of the Committee. In August 2020, the Company granted approximately 58 MSUs with a grant date fair value of $178.04. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over an approximately three-year period. The MSUs cliff-vest at the end of the TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned.

The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions for the three months ended September 30, 2020:

Expected dividend yield	0%
Expected volatility	52.0%
Expected term (years)	3.04
Risk‑free interest rate	0.18%

At September 30, 2020, there was $8,541 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.92 years.

(9)  Income Taxes

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

The Company’s effective tax rate was (114.8)% and (290.3)% for the three months ended September 30, 2019 and 2020, respectively. The Company’s effective tax rate for the three months ended September 30, 2019 and September 30, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

(10)  Net Income Per Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units and market share units, and the shares purchasable via the employee stock purchase plan as of the balance sheet date. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2019	2020
Numerator:
Net income	$13,906	$12,460

Denominator:
Weighted-average shares used in computing net income per share:
Basic	53,287	54,015
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and employee stock purchase plan shares	2,426	2,035
Diluted	55,713	56,050

Net income per share:
Basic	$0.26	$0.23
Diluted	$0.25	$0.22

The following table summarizes the outstanding restricted stock units and market share units as of September 30, 2020 that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended
	September 30,
	2019	2020
Restricted stock units	624	462
Market share units	—	58
Total	624	520

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and under “Part II, Item 1A. Risk Factors.”

Overview

We are a cloud-based provider of payroll and human capital management (“HCM”) software solutions for medium-sized organizations, which we define as those having between 10 and 1,000 employees. Our comprehensive and easy-to-use solutions enable our clients to manage their workforces more effectively. Our product suite delivers a unified platform for professionals to make strategic decisions in the areas of payroll, core HR, workforce management, talent and benefits, all while promoting a modern workplace and improving employee engagement.

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

COVID-19 Impact

The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our clients and general economic conditions, remain uncertain and difficult to predict. Many of our prospective and existing clients’ businesses have been impacted by stay-at-home, business closure and other restrictive orders, which has resulted in reduced employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Our business and financial performance may continue to be unfavorably impacted in future periods if a significant number of our clients are unable to continue as viable businesses or reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in payroll and HCM solutions spending by medium-sized organizations, a decrease in growth in the overall market or a further decline of interest rates, among other factors. Therefore, we expect COVID-19 to continue to have an unfavorable impact on the growth in both Recurring and other revenue and Interest income on funds held for clients in future periods for so long as such conditions persist. Refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 7, 2020 for risks related to the COVID-19 pandemic and its impact on our business and financial performance.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $126.7 million for the three months ended September 30, 2019 to $135.8 million for the three months ended September 30, 2020, representing a 7% year-over-year increase. Our total revenue growth during the three months ended September 30, 2020 was impacted by the ongoing effects from the COVID-19 pandemic. We expect COVID-19 to continue to unfavorably impact our revenue growth rates in future periods as we anticipate lower client employee counts, potential increases in client losses, a continued low interest rate environment and a decrease in the growth of the overall market, among other factors.

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

	Three Months Ended
	September 30,
	2019	2020

	(in thousands)
Adjusted Gross Profit	$90,279	$94,203
Adjusted EBITDA	$30,477	$30,864

	Three Months Ended
	September 30,
	2019	2020

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$84,090	$86,414
Amortization of capitalized internal-use software costs	4,457	5,386
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,732	2,403
Adjusted Gross Profit	$90,279	$94,203

	Three Months Ended
	September 30,
	2019	2020

	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$13,906	$12,460
Interest expense	85	340
Income tax expense (benefit)	(7,432)	(9,268)
Depreciation and amortization expense	8,933	10,235
EBITDA	15,492	13,767
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	14,029	16,737
Other items*	956	360
Adjusted EBITDA	$30,477	$30,864

*	Represents nonrecurring costs including acquisition-related and lease exit costs.

Basis of Presentation

Revenues

Recurring and other revenue

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

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 96% and 99% of our total revenues during the three months ended September 30, 2019 and 2020, respectively.

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

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $4.5 million and $5.4 million of capitalized internal-use software costs during the three months ended September 30, 2019 and 2020, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses and benefits, marketing expenses and other related costs. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients and amortize them over a period of 7 years. We pay commissions the following month after the start of service or contract signing, and bonuses for attainment of certain annual performance criteria are subsequently paid annually in the first fiscal quarter of the following year.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2019 and 2020.

	Three Months Ended
	September 30,
	2019	2020

	(in thousands)
Capitalized portion of research and development	$6,606	$8,116
Expensed portion of research and development	14,394	18,647
Total research and development	$21,000	$26,763

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

Other Income (Expense)

Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents and corporate investments, net of losses on disposal of property and equipment and interest expense related to our revolving credit facility.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended
	September 30,
	2019	2020

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$121,873	$134,875
Interest income on funds held for clients	4,847	919
Total revenues	126,720	135,794
Cost of revenues	42,630	49,380
Gross profit	84,090	86,414
Operating expenses:
Sales and marketing	36,957	37,674
Research and development	14,394	18,647
General and administrative	26,739	26,644
Total operating expenses	78,090	82,965
Operating income	6,000	3,449
Other income (expense)	474	(257)
Income before income taxes	6,474	3,192
Income tax benefit	(7,432)	(9,268)
Net income	$13,906	$12,460

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	September 30,
	2019	2020
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	96%	99%
Interest income on funds held for clients	4%	1%
Total revenues	100%	100%
Cost of revenues	34%	36%
Gross profit	66%	64%
Operating expenses:
Sales and marketing	29%	28%
Research and development	11%	14%
General and administrative	21%	20%
Total operating expenses	61%	62%
Operating income	5%	2%
Other income (expense)	0%	0%
Income before income taxes	5%	2%
Income tax benefit	(6)%	(7)%
Net income	11%	9%

Comparison of Three Months Ended September 30, 2019 and 2020

Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2019	2020	$	%
Recurring and other revenue	$121,873	$134,875	$13,002	11%
Percentage of total revenues	96%	99%
Interest income on funds held for clients	$4,847	$919	$(3,928)	(81)%
Percentage of total revenues	4%	1%

Recurring and other revenue

Recurring and other revenue for the three months ended September 30, 2020 increased by $13.0 million, or 11%, to $134.9 million from $121.9 million for three months ended September 30, 2019. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients, partially offset by a reduction in client employee counts on our platform due to the ongoing impact from COVID-19.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2020 decreased by $3.9 million, or 81% to $0.9 million from $4.8 million for the three months ended September 30, 2019. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2019	2020	$	%
Cost of revenues	$42,630	$49,380	$6,750	16%
Percentage of total revenue	34%	36%
Gross margin	66%	64%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 increased by $6.8 million, or 16%, to $49.4 million from $42.6 million for the three months ended September 30, 2019. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $5.3 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $0.9 million in increased internal-use software amortization. Gross margin decreased from 66% for the three months ended September 30, 2019 to 64% for the three months ended September 30, 2020.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	September 30,		Change
	2019	2020	$	%
Sales and marketing	$36,957	$37,674	$717	2%
Percentage of total revenues	29%	28%

Sales and marketing expenses for the three months ended September 30, 2020 increased by $0.7 million, or 2%, to $37.7 million from $37.0 million for the three months ended September 30, 2019. The increase in sales and marketing expense was primarily the result of additional employee-related costs, including those incurred to expand our sales team, partially offset by reduced overall spending on travel and entertainment.

Research and Development

	Three Months Ended
	September 30,		Change
	2019	2020	$	%
Research and development	$14,394	$18,647	$4,253	30%
Percentage of total revenues	11%	14%

Research and development expenses for the three months ended September 30, 2020 increased by $4.3 million, or 30%, to $18.6 million from $14.4 million for the three months ended September 30, 2019. The increase in research and development expenses was primarily the result of $4.3 million of additional employee-related costs related to additional development personnel and $1.0 million in additional stock-based compensation costs associated with our equity incentive plan, partially offset by an additional $1.4 million in capitalized internal-use software costs.

General and Administrative

	Three Months Ended
	September 30,		Change
	2019	2020	$	%
General and administrative	$26,739	$26,644	$(95)	0%
Percentage of total revenues	21%	20%

General and administrative expenses for the three months ended September 30, 2020 decreased by $0.1 million, or 0%, to $26.6 million from $26.7 million for the three months ended September 30, 2019. The decrease in general and administrative expense was primarily the result of decreased employee-related costs of $1.4 million, partially offset by the increase in stock-based compensation costs associated with our equity incentive plan of $0.8 million.

Other Income (Expense)

	Three Months Ended
	September 30,		Change
	2019	2020	$	%
Other income (expense)	$474	$(257)	$(731)	(154)%
Percentage of total revenues	0%	0%

Other income (expense) did not materially change for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Income Taxes

Our effective tax rate was (114.8)% and (290.3)% for the three months ended September 30, 2019 and September 30, 2020, respectively. Our effective tax rate for the three months ended September 30, 2019 and September 30, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which has caused a global slowdown of economic activity that we believe will continue to unfavorably impact our business operations and financial conditions. The duration and severity of the COVID-19 pandemic, and the effect the pandemic will have on our clients and general economic conditions, remains uncertain and difficult to predict. Accounting estimates used in the preparation of these consolidated financial statements may change as new events occur, more experience and additional information is acquired, and the operating environment evolves including the ongoing impact of COVID-19. Refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic on its business and financial performance.

Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2020 included in our Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2020, our principal sources of liquidity were $221.5 million of cash and cash equivalents and $21.1 million of total corporate investments. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In fiscal 2020, we borrowed $100.0 million under this credit facility, which remained outstanding as of September 30, 2020. Although we currently do not have any anticipated need for this additional liquidity, we utilized the borrowing capacity under our credit agreement in order to provide enhanced financial flexibility due to uncertain market conditions arising from COVID-19. Refer to Note 7 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement.

We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. As of September 30, 2020, we had not recognized any credit impairment losses related to our investment portfolio.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2019	2020
Net cash provided by (used in) operating activities	$8,265	$(1,567)
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(63,621)	—
Proceeds from sales and maturities of available-for-sale securities	45,154	37,493
Capitalized internal-use software costs	(6,714)	(7,884)
Purchases of property and equipment	(8,033)	(2,045)
Net cash provided by (used in) investing activities	(33,214)	27,564
Cash flows from financing activities:
Net change in client fund obligations	(239,942)	51,671
Taxes paid related to net share settlement of equity awards	(24,749)	(33,402)
Payment of debt issuance costs	(669)	(9)
Net cash provided by (used in) financing activities	(265,360)	18,260
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(290,309)	$44,257

Operating Activities

Net cash provided by (used in) operating activities was $8.3 million and $(1.6) million for the three months ended September 30, 2019 and 2020, respectively. The decrease in net cash provided by (used in) operating activities from the three months ended September 30, 2019 to the three months ended September 30, 2020 was primarily due to net changes in operating assets and liabilities, mostly driven by changes in accrued expenses related to higher payout of sales incentives and prepaid expenses and other during the three months ended September 30, 2020.

Investing Activities

Net cash provided by (used in) investing activities was $(33.2) million and $27.6 million for the three months ended September 30, 2019 and 2020, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash used in investing activities was primarily due to decreases in purchases of available-for-sale securities of $63.6 million and purchases of property and equipment of $6.0 million, partially offset by the decrease in proceeds from sales and maturities of available-for-sale securities of $7.7 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Financing Activities

Net cash provided by (used in) financing activities was $(265.4) million and $18.3 million for the three months ended September 30, 2019 and 2020, respectively. The change in net cash provided by (used in) financing activities was primarily the result of an increase in client fund obligations of $291.6 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $8.6 million in increased taxes paid related to net share settlement of equity awards during the three months ended September 30, 2020 as compared to the September 30, 202019.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2020:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations*	$103,988	$1,049	$2,099	$100,840	$—
Operating lease obligations	96,825	10,803	18,822	18,561	48,639
Unconditional purchase obligations	10,798	7,639	2,538	611	10
	$211,611	$19,491	$23,459	$120,012	$48,649

*

Represents the contractual maturity of and estimated interest payments on borrowings under our revolving credit facility. Interest was calculated using the interest rate in effect as of September 30, 2020.

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth and the ongoing impact from COVID-19. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $8.0 million and $2.0 million for the three months ended September 30, 2019 and 2020, respectively, exclusive of capitalized internal-use software costs of $6.7 million and $7.9 million for the same periods, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have operations solely in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations, the novel coronavirus disease (“COVID-19”) pandemic has significantly disrupted the global economy and financial markets and we believe it will unfavorably impact our future business and financial performance. Refer to “Part I. Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic.

We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

Interest Rate Risk

As of September 30, 2020, we had cash and cash equivalents of $221.5 million, corporate investments of $21.1 million and funds held for clients of $1,379.0 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including corporate bonds, asset-backed securities and U.S. treasury securities, which were classified as available-for-sale securities as of September 30, 2020. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

In a falling rate environment, a decline in interest rates would decrease our interest income earned on both cash and cash equivalents and funds held for clients. An increase in the overall interest rate environment may cause the market value of our investments in fixed rate available-for-sale securities to decline. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded any credit impairment losses on our portfolio to date.

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of September 30, 2020. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility will generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of September 30, 2020, we had $100.0 million in borrowings outstanding under the credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

We implemented a new financial system during the first quarter of fiscal 2021. The new system allows us to strengthen our ability to scale our business and enhance our internal controls over financial reporting. As part of the financial system implementation, the Company enhanced and modified certain existing internal controls within our general ledger, accounts payable, revenue, and financial reporting functions. We will continue to monitor and ensure effectiveness of any changes in internal controls.

There were no other changes to our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 7, 2020.

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

10.1

Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan (filed as Exhibit 10.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on August 18, 2020 (File No. 001-36348)).

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

PAYLOCITY HOLDING CORPORATION

Date:	November 6, 2020	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 6, 2020	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)