Form 10-Q
period 2020-12-31
Paylocity Holding Corp
filed 2021-02-05
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,373,384 shares of Common Stock, $0.001 par value per share, as of January 29, 2021.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended December 31, 2020

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$250,851	$218,696
Corporate investments	34,556	13,637
Accounts receivable, net	4,923	6,118
Deferred contract costs	32,332	37,447
Prepaid expenses and other	13,188	15,633
Total current assets before funds held for clients	335,850	291,531
Funds held for clients	1,327,304	2,204,286
Total current assets	1,663,154	2,495,817
Capitalized internal-use software, net	36,501	40,623
Property and equipment, net	66,737	64,066
Operating lease right-of-use assets	48,658	45,429
Intangible assets, net	13,360	15,083
Goodwill	21,655	33,184
Long-term deferred contract costs	125,711	144,027
Long‑term prepaid expenses and other	4,917	3,218
Deferred income tax assets	4,955	9,516
Total assets	$1,985,648	$2,850,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,755	$2,771
Accrued expenses	79,881	64,204
Total current liabilities before client fund obligations	81,636	66,975
Client fund obligations	1,327,304	2,204,286
Total current liabilities	1,408,940	2,271,261
Long-term debt	100,000	100,000
Long-term operating lease liabilities	73,299	69,672
Other long-term liabilities	1,747	1,812
Deferred income tax liabilities	8,754	—
Total liabilities	$1,592,740	$2,442,745
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2020	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2020 and December 31, 2020; 53,792 shares issued and outstanding at June 30, 2020 and 54,370 shares issued and outstanding at December 31, 2020	54	54
Additional paid-in capital	227,907	221,525
Retained earnings	164,272	186,374
Accumulated other comprehensive income	675	265
Total stockholders' equity	$392,908	$408,218
Total liabilities and stockholders’ equity	$1,985,648	$2,850,963

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020
Revenues:
Recurring and other revenue	$127,980	$145,393	$249,853	$280,268
Interest income on funds held for clients	4,394	936	9,241	1,855
Total revenues	132,374	146,329	259,094	282,123
Cost of revenues	45,424	53,542	88,054	102,922
Gross profit	86,950	92,787	171,040	179,201
Operating expenses:
Sales and marketing	37,293	37,775	74,250	75,449
Research and development	15,410	19,338	29,804	37,985
General and administrative	28,133	29,323	54,872	55,967
Total operating expenses	80,836	86,436	158,926	169,401
Operating income	6,114	6,351	12,114	9,800
Other income (expense)	285	(379)	759	(636)
Income before income taxes	6,399	5,972	12,873	9,164
Income tax expense (benefit)	932	(3,670)	(6,500)	(12,938)
Net income	$5,467	$9,642	$19,373	$22,102
Other comprehensive loss, net of tax	(36)	(187)	(32)	(410)
Comprehensive income	$5,431	$9,455	$19,341	$21,692

Net income per share:
Basic	$0.10	$0.18	$0.36	$0.41
Diluted	$0.10	$0.17	$0.35	$0.39

Weighted-average shares used in computing net income per share:
Basic	53,542	54,305	53,415	54,160
Diluted	55,826	56,343	55,692	56,122

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at September 30, 2019	53,511	$54	$195,566	$113,723	$116	$309,459
Stock-based compensation	—	—	13,422	—	—	13,422
Stock options exercised	15	—	269	—	—	269
Issuance of common stock upon vesting of restricted stock units	11	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	45	—	3,961	—	—	3,961
Net settlement for taxes and/or exercise price related to equity awards	(9)	—	(978)	—	—	(978)
Unrealized losses on securities, net of tax	—	—	—	—	(36)	(36)
Net income	—	—	—	5,467	—	5,467
Balances at December 31, 2019	53,573	$54	$212,240	$119,190	$80	$331,564

	Three Months Ended December 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at September 30, 2020	54,223	$54	$209,582	$176,732	$452	$386,820
Stock-based compensation	—	—	17,187	—	—	17,187
Stock options exercised	146	—	1,403	—	—	1,403
Issuance of common stock upon vesting of restricted stock units	9	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60	—	6,100	—	—	6,100
Net settlement for taxes and/or exercise price related to equity awards	(68)	—	(12,747)	—	—	(12,747)
Unrealized losses on securities, net of tax	—	—	—	—	(188)	(188)
Currency translation adjustments	—	—	—	—	1	1
Net income	—	—	—	9,642	—	9,642
Balances at December 31, 2020	54,370	$54	$221,525	$186,374	$265	$408,218

	Six Months Ended December 31, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	26,140	—	—	26,140
Stock options exercised	23	—	389	—	—	389
Issuance of common stock upon vesting of restricted stock units	688	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	45	—	3,961	—	—	3,961
Net settlement for taxes and/or exercise price related to equity awards	(258)	—	(26,231)	—	—	(26,231)
Unrealized losses on securities, net of tax	—	—	—	—	(32)	(32)
Net income	—	—	—	19,373	—	19,373
Balances at December 31, 2019	53,573	$54	$212,240	$119,190	$80	$331,564

	Six Months Ended December 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	32,233	—	—	32,233
Stock options exercised	234	—	1,932	—	—	1,932
Issuance of common stock upon vesting of restricted stock units	608	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60	—	6,100	—	—	6,100
Net settlement for taxes and/or exercise price related to equity awards	(324)	—	(46,647)	—	—	(46,647)
Unrealized losses on securities, net of tax	—	—	—	—	(411)	(411)
Currency translation adjustments	—	—	—	—	1	1
Net income	—	—	—	22,102	—	22,102
Balances at December 31, 2020	54,370	$54	$221,525	$186,374	$265	$408,218

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2019	2020
Cash flows from operating activities:
Net income	$19,373	$22,102
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	24,832	30,936
Depreciation and amortization expense	18,261	21,071
Deferred income tax benefit	(6,500)	(12,940)
Provision for credit losses	63	98
Net accretion of discounts and amortization of premiums on available-for-sale securities	(1,052)	255
Amortization of debt issuance costs	73	83
Other	250	515
Changes in operating assets and liabilities:
Accounts receivable	(53)	(1,287)
Deferred contract costs	(22,434)	(23,431)
Prepaid expenses and other	773	(3,388)
Accounts payable	261	1,070
Accrued expenses and other	2,231	(15,412)
Net cash provided by operating activities	36,078	19,672
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(253,950)	—
Proceeds from sales and maturities of available-for-sale securities	124,780	58,996
Capitalized internal-use software costs	(12,139)	(14,832)
Purchases of property and equipment	(12,398)	(6,045)
Acquisition of business, net of cash acquired	—	(14,992)
Net cash provided by (used in) investing activities	(153,707)	23,127
Cash flows from financing activities:
Net change in client fund obligations	450,825	876,982
Proceeds from employee stock purchase plan	3,961	6,100
Taxes paid related to net share settlement of equity awards	(25,954)	(44,749)
Payment of debt issuance costs	(675)	(17)
Net cash provided by financing activities	428,157	838,316
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	310,528	881,115
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,426,143	1,492,133
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,736,671	$2,373,248
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Liabilities assumed for acquisition	$—	$281
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53	$584
Cash paid (refunds received) for income taxes	$19	$(110)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Unaudited Consolidated Balance Sheets
Cash and cash equivalents	$75,900	$218,696
Funds held for clients' cash and cash equivalents	1,660,771	2,154,552
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,736,671	$2,373,248

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for three or six months ended December 31, 2020 are not necessarily indicative of the results for the full year or the results for any future periods. The impact of the COVID-19 pandemic will not be fully known or reflected in the Company’s results of operations and overall financial performance until future periods. Refer to “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic and its impact on the Company’s business and financial performance. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K.

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

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020
Recurring fees	$123,562	$140,461	$241,339	$270,153
Implementation services and other	4,418	4,932	8,514	10,115
Total revenues from contracts	$127,980	$145,393	$249,853	$280,268

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020
Balance at beginning of the period	$6,580	$7,670	$6,289	$8,434
Deferral of revenue	3,172	2,860	6,243	5,990
Revenue recognized	(2,899)	(3,465)	(5,679)	(7,359)
Balance at end of the period	$6,853	$7,065	$6,853	$7,065

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $3,942 in fiscal 2021, $2,680 in fiscal 2022 and $443 in fiscal 2023 and thereafter.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$86,688	$11,401	$(5,241)	$92,848
Costs to fulfill a contract	26,398	7,499	(1,212)	32,685
Total	$113,086	$18,900	$(6,453)	$125,533

	Three Months Ended December 31, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$118,644	$14,071	$(6,898)	$125,817
Costs to fulfill a contract	49,808	8,143	(2,294)	55,657
Total	$168,452	$22,214	$(9,192)	$181,474

	Six Months Ended December 31, 2019
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$20,886	$(10,141)	$92,848
Costs to fulfill a contract	20,996	13,865	(2,176)	32,685
Total	$103,099	$34,751	$(12,317)	$125,533

	Six Months Ended December 31, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$113,575	$25,711	$(13,469)	$125,817
Costs to fulfill a contract	44,468	15,504	(4,315)	55,657
Total	$158,043	$41,215	$(17,784)	$181,474

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $42,920 as of December 31, 2020, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4)  Business Combinations

In November 2020, the Company acquired all of the shares outstanding of Samepage Labs Inc. (“Samepage”) through a merger for purchase price consideration of $15,018, which was paid in cash upon closing. Samepage offers digital collaboration tools including task management, file sharing, real-time collaboration and more. This transaction expands the Company’s product functionality in these areas and demonstrates its commitment to building a modern workforce suite of solutions that meet the needs of HR teams and employees.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary allocation of purchase price included approximately $11,529 of goodwill, $3,167 of proprietary technology and other immaterial assets and liabilities. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary areas that are subject to change are intangible assets and deferred taxes. The measurement period will end no later than one year from the acquisition date.

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

In April 2020, the Company acquired all of the shares outstanding of VidGrid Inc. (“VidGrid”). During the six months ended December 31, 2020, the Company completed its purchase accounting for this acquisition and did not record any changes to the preliminary purchase price allocation. Refer to Note 6 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for additional details on the acquisition of VidGrid.

(5)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2020	617
Charged to expense	98
Write-offs	(54)
Balance at December 31, 2020	$661

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	December 31,
	2020	2020
Capitalized internal-use software	$119,178	$134,568
Accumulated amortization	(82,677)	(93,945)
Capitalized internal-use software, net	$36,501	$40,623

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $4,690 and $5,882 for the three months ended December 31, 2019 and 2020, respectively, and $9,147 and $11,268 for the six months ended December 31, 2019 and 2020, respectively.

Property and equipment, net consist of the following:

	June 30,	December 31,
	2020	2020
Office equipment	$4,619	$4,859
Computer equipment	42,936	45,942
Furniture and fixtures	12,723	13,138
Software	6,609	6,627
Leasehold improvements	46,192	46,508
Time clocks rented by clients	4,967	4,722
Total	118,046	121,796
Accumulated depreciation	(51,309)	(57,730)
Property and equipment, net	$66,737	$64,066

Depreciation expense amounted to $4,076 and $4,014 for the three months ended December 31, 2019 and 2020, respectively, and $7,989 and $8,019 for the six months ended December 31, 2019 and 2020, respectively.

The following table summarizes changes in goodwill during the six months ended December 31, 2020:

Balance at June 30, 2020	$21,655
Additions attributable to current year acquisition	11,529
Balance at December 31, 2020	$33,184

Refer to Note 4 for further details on the current year acquisition.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	December 31,	Useful
	2020	2020	Life
Client relationships	$19,200	$19,200	5 - 9 years
Proprietary technology	2,962	6,129	5 years
Non-solicitation agreements	1,350	1,600	2 - 4 years
Trade name	350	440	5 years
Total	23,862	27,369
Accumulated amortization	(10,502)	(12,286)
Intangible assets, net	$13,360	$15,083

Amortization expense for acquired intangible assets was $562 and $940 for the three months ended December 31, 2019 and 2020, respectively and $1,125 and $1,784 for the six months ended December 31, 2019 and 2020, respectively.

Future amortization expense for acquired intangible assets as of December 31, 2020 is as follows:

Remainder of fiscal 2021	$2,056
Fiscal 2022	4,093
Fiscal 2023	3,919
Fiscal 2024	2,914
Fiscal 2025	1,860
Thereafter	241
Total	$15,083

The components of accrued expenses were as follows:

	June 30,	December 31,
	2020	2020
Accrued payroll and personnel costs	$53,284	$36,428
Operating lease liabilities	8,083	7,774
Deferred revenue	8,777	9,090
Other	9,737	10,912
Total accrued expenses	$79,881	$64,204

(6) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$250,851	$—	$—	$250,851
Funds held for clients' cash and cash equivalents	1,241,282	—	—	1,241,282
Available-for-sale securities:
Commercial paper	6,643	6	—	6,649
Corporate bonds	44,343	414	—	44,757
Asset-backed securities	49,978	424	—	50,402
U.S. treasury securities	21,302	67	—	21,369
Total available-for-sale securities (1)	122,266	911	—	123,177
Total investments	$1,614,399	$911	$—	$1,615,310

(1)	Included within the fair value of total available-for-sale securities above is $37,155 of corporate investments and $86,022 of funds held for clients.

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$218,696	$—	$—	$218,696
Funds held for clients' cash and cash equivalents	2,154,552	—	—	2,154,552
Available-for-sale securities:
Corporate bonds	33,157	188	—	33,345
Asset-backed securities	29,858	168	—	30,026
Total available-for-sale securities (2)	63,015	356	—	63,371
Total investments	$2,436,263	$356	$—	$2,436,619

(2)	Included within the fair value of total available-for-sale securities above is $13,637 of corporate investments and $49,734 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts and money market funds at June 30, 2020 and December 31, 2020. All of the Company’s available-for-sale securities had expected maturities of one year or less at December 31, 2020.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	December 31,
	2020	2020
Cash and cash equivalents	$250,851	$218,696
Corporate investments	34,556	13,637
Funds held for clients	1,327,304	2,204,286
Long-term prepaid expenses and other	2,599	—
Total investments	$1,615,310	$2,436,619

There were no available-for-sale securities in an unrealized loss position at June 30, 2020 or December 31, 2020. The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the six months ended December 31, 2020. All securities in the Company’s portfolio held an A-1 rating or better as of December 31, 2020.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2019 or 2020. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both three and six months ended December 31, 2019 and 2020.

(7)  Fair Value Measurement

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2020 and December 31, 2020 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2020 or December 31, 2020.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$250,851	$250,851	$—	$—
Funds held for clients' cash and cash equivalents	1,241,282	1,241,282	—	—
Available-for-sale securities:
Commercial paper	6,649	—	6,649	—
Corporate bonds	44,757	—	44,757	—
Asset-backed securities	50,402	—	50,402	—
U.S. treasury securities	21,369	—	21,369	—
Total available-for-sale securities	123,177	—	123,177	—
Total investments	$1,615,310	$1,492,133	$123,177	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$218,696	$218,696	$—	$—
Funds held for clients' cash and cash equivalents	2,154,552	2,154,552	—	—
Available-for-sale securities:
Corporate bonds	33,345	—	33,345	—
Asset-backed securities	30,026	—	30,026	—
Total available-for-sale securities	63,371	—	63,371	—
Total investments	$2,436,619	$2,373,248	$63,371	$—

The Company determined that the carrying value of long-term debt under its revolving credit facility approximates fair value, which is classified as Level 2, because interest rates associated with the borrowings reflect market rates.

(8) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to mature in July 2024. As of December 31, 2020, the Company had $100,000 in borrowings outstanding under the credit facility.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of December 31, 2020, the Company was in compliance with all of the aforementioned covenants.

(9)  Stock-Based Compensation

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

As of December 31, 2020, the Company had 11,798 shares allocated to the plans, of which 2,518 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six months ended December 31, 2020:

Number of Shares
Available for grant at July 1, 2020	9,519
RSUs granted	(481)
MSUs granted	(58)
Shares withheld in settlement of taxes and/or exercise price	324
Forfeitures	60
Shares removed	(84)
Available for grant at December 31, 2020	9,280

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Cost of revenues	$1,446	$1,969	$2,695	$3,801
Sales and marketing	3,379	3,965	7,347	7,845
Research and development	1,768	2,738	3,046	4,968
General and administrative	6,177	7,987	11,744	14,322
Total stock-based compensation expense	$12,770	$16,659	$24,832	$30,936

In addition, the Company capitalized $652 and $528 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2019 and 2020, respectively, and $1,308 and $1,297 during the six months ended December 31, 2019 and 2020, respectively.

In August 2020, the Company’s board of directors approved the Company’s fiscal 2021 annual operating plan to reflect the operating and financial impacts of the COVID-19 pandemic. In connection and alignment with the board’s approval of the updated operating plan, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $1,924 and $2,784 in stock-based compensation expense during the three and six months ended December 31, 2020, respectively, related to these modified performance-based restricted stock units.

There were no stock options granted during the six months ended December 31, 2019 or 2020. The table below presents stock option activity during the six months ended December 31, 2020:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2020	1,255	$12.43	2.96	$167,406
Options exercised	(234)	$8.27
Balance at December 31, 2020	1,021	$13.38	2.54	$196,538
Options vested and exercisable at December 31, 2020	1,021	$13.38	2.54	$196,538

The total intrinsic value of options exercised was $1,409 and $25,869 during the three months ended December 31, 2019 and 2020, respectively and $2,080 and $37,277 during the six months ended December 31, 2019 and 2020, respectively.

The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue growth and/or Adjusted EBITDA margin targets in future fiscal years. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable achievement of these aforementioned performance metrics.

The following table represents restricted stock unit activity during the six months ended December 31, 2020:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2020	1,626	$73.96
RSUs granted	481	$133.78
RSUs vested	(608)	$64.74
RSUs forfeited	(60)	$83.53
RSU balance at December 31, 2020	1,439	$99.82
RSUs expected to vest at December 31, 2020	1,367	$100.27

At December 31, 2020, there was $82,345 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.97 years.

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

The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

Expected dividend yield	0%
Expected volatility	52.0%
Expected term (years)	3.04
Risk‑free interest rate	0.18%

At December 31, 2020, there was $7,904 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.66 years.

(10) Litigation

On November 16, 2020, a potential class action complaint was filed against the Company with the Circuit Court of Cook County alleging that the Company violated the Illinois Biometric Information Privacy Act. The complaint seeks statutory damages, attorney’s fees and other costs. This claim is still in its earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company intends to vigorously defend against this lawsuit.

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

(11)  Income Taxes

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. Additional COVID-19 legislation was included in the Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020. While the Company continues to analyze the relevant provisions of the CARES Act and subsequent Appropriations Act, it does not expect the provisions of the legislation to have a significant impact on the Company’s income taxes.

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

The Company’s effective tax rate was 14.6% and (61.5)% for the three months ended December 31, 2019 and 2020, respectively. The Company’s effective tax rate for the three months ended December 31, 2019 and December 31, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, partially offset by an increase to the valuation allowance in the period ended December 31, 2020.

The Company’s effective tax rate was (50.5)% and (141.2)% for the six months ended December 31, 2019 and 2020, respectively. The Company’s effective tax rate for the six months ended December 31, 2019 and December 31, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, partially offset by an increase to the valuation allowance in the period ended December 31, 2020.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020
Numerator:
Net income	$5,467	$9,642	$19,373	$22,102

Denominator:
Weighted-average shares used in computing net income per share:
Basic	53,542	54,305	53,415	54,160
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	2,284	2,038	2,277	1,962
Diluted	55,826	56,343	55,692	56,122

Net income per share:
Basic	$0.10	$0.18	$0.36	$0.41
Diluted	$0.10	$0.17	$0.35	$0.39

The following table summarizes the outstanding restricted stock units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020
Restricted stock units	3	14	687	19
Employee stock purchase plan shares	15	—	17	—
Total	18	14	704	19

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 7, 2020.

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

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $132.4 million for the three months ended December 31, 2019 to $146.3 million for the three months ended December 31, 2020, representing an 11% year-over-year increase. Total revenues increased from $259.1 million for the six months ended December 31, 2019 to $282.1 million for the six months ended December 31, 2020, representing a 9% year-over-year increase. Our total revenue growth during the three and six months ended December 31, 2020 was impacted by the ongoing effects from the COVID-19 pandemic. We expect COVID-19 to continue to unfavorably impact our revenue growth rates in future periods as we anticipate lower client employee counts, potential increases in client losses, a continued low interest rate environment and a decrease in the growth of the overall market, among other factors.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020

	(in thousands)		(in thousands)
Adjusted Gross Profit	$93,105	$100,671	$183,384	$194,874
Adjusted EBITDA	$30,265	$34,970	$60,742	$65,834

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$86,950	$92,787	$171,040	$179,201
Amortization of capitalized internal-use software costs	4,690	5,882	9,147	11,268
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,465	2,002	3,197	4,405
Adjusted Gross Profit	$93,105	$100,671	$183,384	$194,874

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020

	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$5,467	$9,642	$19,373	$22,102
Interest expense	103	351	188	691
Income tax expense (benefit)	932	(3,670)	(6,500)	(12,938)
Depreciation and amortization expense	9,328	10,836	18,261	21,071
EBITDA	15,830	17,159	31,322	30,926
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	12,829	17,086	26,858	33,823
Other items*	1,606	725	2,562	1,085
Adjusted EBITDA	$30,265	$34,970	$60,742	$65,834

*

Represents nonrecurring costs including acquisition-related and lease exit costs. Also includes the settlement of a certain legal matter and related litigation costs of $1.6 million and $2.0 million for the three and six months ended December 31, 2019, respectively.

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

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 97% and 99% of our total revenues during the three months ended December 31, 2019 and 2020 respectively, and 96% and 99% of our total revenues during the six months ended December 31, 2019 and 2020, respectively.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we have term agreements which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months.

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

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $4.7 million and $5.9 million of capitalized internal-use software costs during the three months ended December 31, 2019 and 2020, respectively and $9.1 million and $11.3 million of capitalized internal-use software costs during the six months ended December 31, 2019 and 2020, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2019 and 2020.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020

	(in thousands)		(in thousands)
Capitalized portion of research and development	$6,674	$7,274	$13,280	$15,390
Expensed portion of research and development	15,410	19,338	29,804	37,985
Total research and development	$22,084	$26,612	$43,084	$53,375

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$127,980	$145,393	$249,853	$280,268
Interest income on funds held for clients	4,394	936	9,241	1,855
Total revenues	132,374	146,329	259,094	282,123
Cost of revenues	45,424	53,542	88,054	102,922
Gross profit	86,950	92,787	171,040	179,201
Operating expenses:
Sales and marketing	37,293	37,775	74,250	75,449
Research and development	15,410	19,338	29,804	37,985
General and administrative	28,133	29,323	54,872	55,967
Total operating expenses	80,836	86,436	158,926	169,401
Operating income	6,114	6,351	12,114	9,800
Other income (expense)	285	(379)	759	(636)
Income before income taxes	6,399	5,972	12,873	9,164
Income tax expense (benefit)	932	(3,670)	(6,500)	(12,938)
Net income	$5,467	$9,642	$19,373	$22,102

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2020	2019	2020
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	97%	99%	96%	99%
Interest income on funds held for clients	3%	1%	4%	1%
Total revenues	100%	100%	100%	100%
Cost of revenues	34%	37%	34%	36%
Gross profit	66%	63%	66%	64%
Operating expenses:
Sales and marketing	28%	26%	29%	27%
Research and development	12%	13%	11%	14%
General and administrative	21%	20%	21%	20%
Total operating expenses	61%	59%	61%	61%
Operating income	5%	4%	5%	3%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	5%	4%	5%	3%
Income tax expense (benefit)	1%	(3)%	(2)%	(5)%
Net income	4%	7%	7%	8%

Comparison of Three Months Ended December 31, 2019 and 2020

Revenues

($ in thousands)

	Three Months Ended
	December 31,		Change
	2019	2020	$	%
Recurring and other revenue	$127,980	$145,393	$17,413	14%
Percentage of total revenues	97%	99%
Interest income on funds held for clients	$4,394	$936	$(3,458)	(79)%
Percentage of total revenues	3%	1%

Recurring and other revenue

Recurring and other revenue for the three months ended December 31, 2020 increased by $17.4 million, or 14%, to $145.4 million from $128.0 million for three months ended December 31, 2019. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients, partially offset by a reduction in client employee counts on our platform due to the ongoing impact from COVID-19.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended December 31, 2020 decreased by $3.5 million, or 79%, to $0.9 million from $4.4 million for the three months ended December 31, 2019. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Three Months Ended
	December 31,		Change
	2019	2020	$	%
Cost of revenues	$45,424	$53,542	$8,118	18%
Percentage of total revenue	34%	37%
Gross margin	66%	63%

Cost of Revenues

Cost of revenues for the three months ended December 31, 2020 increased by $8.1 million, or 18%, to $53.5 million from $45.4 million for the three months ended December 31, 2019. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $5.0 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.2 million in increased internal-use software amortization. Gross margin decreased from 66% for the three months ended December 31, 2019 to 63% for the three months ended December 31, 2020.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	December 31,		Change
	2019	2020	$	%
Sales and marketing	$37,293	$37,775	$482	1%
Percentage of total revenues	28%	26%

Sales and marketing expenses for the three months ended December 31, 2020 increased by $0.5 million, or 1%, to $37.8 million from $37.3 million for the three months ended. The increase in sales and marketing expense was primarily the result of additional employee-related costs, including those incurred to expand our sales team, partially offset by reduced overall spending on travel and entertainment.

Research and Development

	Three Months Ended
	December 31,		Change
	2019	2020	$	%
Research and development	$15,410	$19,338	$3,928	25%
Percentage of total revenues	12%	13%

Research and development expenses for the three months ended December 31, 2020 increased by $3.9 million, or 25%, to $19.3 million from $15.4 million for the three months ended December 31, 2019. The increase in research and development expenses was primarily the result of $3.6 million of additional employee-related costs related to additional development personnel.

General and Administrative

	Three Months Ended
	December 31,		Change
	2019	2020	$	%
General and administrative	$28,133	$29,323	$1,190	4%
Percentage of total revenues	21%	20%

General and administrative expenses for the three months ended December 31, 2020 increased by $1.2 million, or 4%, to $29.3 million from $28.1 million for the three months ended December 31, 2019. The increase in general and administrative expense was primarily the result of an increase in stock-based compensation costs associated with our equity incentive plan of $1.8 million, partially offset by a decrease in discretionary employee-related costs.

Other Income (Expense)

	Three Months Ended
	December 31,		Change
	2019	2020	$	%
Other income (expense)	$285	$(379)	$(664)	(233)%
Percentage of total revenues	0%	0%

Other income (expense) did not materially change for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

Income Taxes

Our effective tax rate was 14.6% and (61.5)% for the three months ended December 31, 2019 and December 31, 2020, respectively. Our effective tax rate for the three months ended December 31, 2019 and December 31, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, partially offset by an increase to the valuation allowance in the period ended December 31, 2020.

Comparison of Six Months Ended December 31, 2019 and 2020

Revenues

($ in thousands)

	Six Months Ended
	December 31,		Change
	2019	2020	$	%
Recurring and other revenue	$249,853	$280,268	$30,415	12%
Percentage of total revenues	96%	99%
Interest income on funds held for clients	$9,241	$1,855	$(7,386)	(80)%
Percentage of total revenues	4%	1%

Recurring and other revenue

Recurring and other revenue for the six months ended December 31, 2020 increased by $30.4 million, or 12%, to $280.3 million from $249.9 million for the six months ended December 31, 2019. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients, partially offset by a reduction in client employee counts on our platform due to the ongoing impact from COVID-19.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the six months ended December 31, 2020 decreased by $7.4 million, or 80% to $1.9 million from $9.2 million for the six months ended December 31, 2019. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Six Months Ended
	December 31,		Change
	2019	2020	$	%
Cost of revenues	$88,054	$102,922	$14,868	17%
Percentage of total revenue	34%	36%
Gross margin	66%	64%

Cost of Revenues

Cost of revenues for the six months ended December 31, 2020 increased by $14.9 million, or 17%, to $102.9 million from $88.1 million for the six months ended December 31, 2019. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $10.3 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $2.1 million in increased internal-use software amortization and $1.1 million in additional stock-based compensation associated with our equity incentive plan. Gross margin decreased from 66% to 64% for the six months ended December 31, 2019 and 2020, respectively.

Operating Expenses

($ in thousands)

Sales and Marketing

	Six Months Ended
	December 31,		Change
	2019	2020	$	%
Sales and marketing	$74,250	$75,449	$1,199	2%
Percentage of total revenues	29%	27%

Sales and marketing expenses for the six months ended December 31, 2020 increased by $1.2 million, or 2%, to $75.4 million from $74.3 million for the six months ended December 31, 2019. The increase in sales and marketing expense was primarily the result of additional employee-related costs, including those incurred to expand our sales team, partially offset by reduced overall spending on travel and entertainment.

Research and Development

	Six Months Ended
	December 31,		Change
	2019	2020	$	%
Research and development	$29,804	$37,985	$8,181	27%
Percentage of total revenues	11%	14%

Research and development expenses for the six months ended December 31, 2020 increased by $8.2 million, or 27%, to $38.0 million from $29.8 million for the six months ended December 31, 2019. The increase in research and development expenses was primarily the result of $7.9 million of additional employee-related costs related to additional development personnel and $1.9 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $2.1 million.

General and Administrative

	Six Months Ended
	December 31,		Change
	2019	2020	$	%
General and administrative	$54,872	$55,967	$1,095	2%
Percentage of total revenues	21%	20%

General and administrative expenses for the six months ended December 31, 2020 increased by $1.1 million, or 2%, to $56.0 million from $54.9 million for the six months ended December 31, 2019. The increase in general and administrative expense was primarily the result of $2.6 million in additional stock-based compensation associated with our equity incentive plan and $0.9 million of increased occupancy costs, partially offset by a decrease in discretionary employee-related costs.

Other Income (Expense)

	Six Months Ended
	December 31,		Change
	2019	2020	$	%
Other income (expense)	$759	$(636)	$(1,395)	(184)%
Percentage of total revenues	0%	0%

Other income for the six months ended December 31, 2020 decreased by $1.4 million as compared to the six months ended December 31, 2019. The decrease in other income (expense) was primarily due to lower interest income earned on our cash and cash equivalents and corporate investments and increased interest expense related to our revolving credit facility.

Income Taxes

Our effective tax rate was (50.5)% and (141.2)% for the six months ended December 31, 2019 and December 31, 2020, respectively. Our effective tax rate for the six months ended December 31, 2019 and December 31, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, partially offset by an increase to the valuation allowance in the period ended December 31, 2020.

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

Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2020 included in our Annual Report on Form 10-K

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2020, our principal sources of liquidity were $218.7 million of cash and cash equivalents and $13.6 million of total corporate investments. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In fiscal 2020, we borrowed $100.0 million under this credit facility, which remained outstanding as of December 31, 2020. Although we currently do not have any anticipated need for this additional liquidity, we utilized the borrowing capacity under our credit agreement in order to provide enhanced financial flexibility due to uncertain market conditions arising from COVID-19. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement.

We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. As of December 31, 2020, we had not recognized any credit impairment losses related to our investment portfolio.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2019	2020
Net cash provided by operating activities	$36,078	$19,672
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(253,950)	—
Proceeds from sales and maturities of available-for-sale securities	124,780	58,996
Capitalized internal-use software costs	(12,139)	(14,832)
Purchases of property and equipment	(12,398)	(6,045)
Acquisition of business, net of cash acquired	—	(14,992)
Net cash provided by (used in) investing activities	(153,707)	23,127
Cash flows from financing activities:
Net change in client fund obligations	450,825	876,982
Proceeds from employee stock purchase plan	3,961	6,100
Taxes paid related to net share settlement of equity awards	(25,954)	(44,749)
Payment of debt issuance costs	(675)	(17)
Net cash provided by financing activities	428,157	838,316
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$310,528	$881,115

Operating Activities

Net cash provided by operating activities was $36.1 million and $19.7 million for the six months ended December 31, 2019 and 2020, respectively. The decrease in net cash provided by operating activities from the six months ended December 31, 2019 to the six months ended December 31, 2020 was primarily due to net changes in operating assets and liabilities, mostly driven by changes in accrued expenses related to higher payout of sales incentives and prepaid expenses and other, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit during the six months ended December 31, 2020.

Investing Activities

Net cash provided by (used in) investing activities was $(153.7) million and $23.1 million for the six months ended December 31, 2019 and 2020, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash provided by (used in) investing activities was primarily due to decreases in purchases of available-for-sale securities of $254.0 million and purchases of property and equipment of $6.4 million, partially offset by the decrease in proceeds from sales and maturities of available-for-sale securities of $65.8 million and $15.0 million in costs related to the acquisition of Samepage Labs Inc. during the during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019.

Financing Activities

Net cash provided by financing activities was $428.2 million and $838.3 million for the six months ended December 31, 2019 and 2020, respectively. The change in net cash provided by financing activities was primarily the result of an increase in client fund obligations of $426.2 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $18.8 million in increased taxes paid related to net share settlement of equity awards during the six months ended December 31, 2020 as compared to the December 31, 2019.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2020:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations*	$103,949	$1,039	$2,079	$100,831	$—
Operating lease obligations	94,102	10,532	18,711	18,571	46,288
Unconditional purchase obligations	16,110	9,462	4,912	1,736	—
	$214,161	$21,033	$25,702	$121,138	$46,288

*

Represents the contractual maturity of and estimated interest payments on borrowings under our revolving credit facility. Interest was calculated using the interest rate in effect as of December 31, 2020.

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth and the ongoing impact from COVID-19. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $12.4 million and $6.0 million for the six months ended December 31, 2019 and 2020, respectively, exclusive of capitalized internal-use software costs of $12.1 million and $14.8 million for the same periods, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations, the novel coronavirus disease (“COVID-19”) pandemic has significantly disrupted the global economy and financial markets and we believe it will unfavorably impact our future business and financial performance. Refer to “Part I. Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic.

We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

Interest Rate Risk

As of December 31, 2020, we had cash and cash equivalents of $218.7 million, corporate investments of $13.6 million and funds held for clients of $2,204.3 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including asset-backed debt securities and corporate debt issuances, which were classified as available-for-sale securities as of December 31, 2020. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of December 31, 2020. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility will generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of December 31, 2020, we had $100.0 million in borrowings outstanding under the credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

PAYLOCITY HOLDING CORPORATION

Date:	February 5, 2021	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 5, 2021	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)