Form 10-Q
period 2021-03-31
Paylocity Holding Corp
filed 2021-05-07
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,479,322 shares of Common Stock, $0.001 par value per share, as of April 30, 2021.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	March 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$250,851	$175,453
Corporate investments	34,556	6,823
Accounts receivable, net	4,923	9,211
Deferred contract costs	32,332	40,721
Prepaid expenses and other	13,188	14,198
Total current assets before funds held for clients	335,850	246,406
Funds held for clients	1,327,304	2,051,914
Total current assets	1,663,154	2,298,320
Capitalized internal-use software, net	36,501	42,704
Property and equipment, net	66,737	62,187
Operating lease right-of-use assets	48,658	45,112
Intangible assets, net	13,360	14,055
Goodwill	21,655	33,184
Long-term deferred contract costs	125,711	156,943
Long‑term prepaid expenses and other	4,917	3,773
Deferred income tax assets	4,955	7,274
Total assets	$1,985,648	$2,663,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,755	$3,319
Accrued expenses	79,881	83,139
Total current liabilities before client fund obligations	81,636	86,458
Client fund obligations	1,327,304	2,051,914
Total current liabilities	1,408,940	2,138,372
Long-term debt	100,000	—
Long-term operating lease liabilities	73,299	68,661
Other long-term liabilities	1,747	1,910
Deferred income tax liabilities	8,754	—
Total liabilities	$1,592,740	$2,208,943
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2020 and March 31, 2021	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2020 and March 31, 2021; 53,792 shares issued and outstanding at June 30, 2020 and 54,451 shares issued and outstanding at March 31, 2021	54	54
Additional paid-in capital	227,907	231,208
Retained earnings	164,272	223,208
Accumulated other comprehensive income	675	139
Total stockholders' equity	$392,908	$454,609
Total liabilities and stockholders’ equity	$1,985,648	$2,663,552

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Revenues:
Recurring and other revenue	$167,095	$184,927	$416,948	$465,195
Interest income on funds held for clients	4,551	1,126	13,792	2,981
Total revenues	171,646	186,053	430,740	468,176
Cost of revenues	48,081	57,326	136,135	160,248
Gross profit	123,565	128,727	294,605	307,928
Operating expenses:
Sales and marketing	37,801	40,055	112,051	115,504
Research and development	15,612	18,458	45,416	56,443
General and administrative	22,411	31,071	77,283	87,038
Total operating expenses	75,824	89,584	234,750	258,985
Operating income	47,741	39,143	59,855	48,943
Other income (expense)	435	(207)	1,194	(843)
Income before income taxes	48,176	38,936	61,049	48,100
Income tax expense (benefit)	8,044	2,102	1,544	(10,836)
Net income	$40,132	$36,834	$59,505	$58,936
Other comprehensive loss, net of tax	(182)	(126)	(214)	(536)
Comprehensive income	$39,950	$36,708	$59,291	$58,400

Net income per share:
Basic	$0.75	$0.68	$1.11	$1.09
Diluted	$0.72	$0.65	$1.07	$1.05

Weighted-average shares used in computing net income per share:
Basic	53,629	54,415	53,486	54,244
Diluted	55,953	56,414	55,760	56,338

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at December 31, 2019	53,573	$54	$212,240	$119,190	$80	$331,564
Stock-based compensation	—	—	10,051	—	—	10,051
Stock options exercised	130	—	1,318	—	—	1,318
Issuance of common stock upon vesting of restricted stock units	20	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(63)	—	(8,508)	—	—	(8,508)
Unrealized losses on securities, net of tax	—	—	—	—	(182)	(182)
Net income	—	—	—	40,132	—	40,132
Balances at March 31, 2020	53,660	$54	$215,101	$159,322	$(102)	$374,375

	Three Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at December 31, 2020	54,370	$54	$221,525	$186,374	$265	$408,218
Stock-based compensation	—	—	16,663	—	—	16,663
Stock options exercised	104	—	545	—	—	545
Issuance of common stock upon vesting of restricted stock units	14	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(37)	—	(7,525)	—	—	(7,525)
Unrealized losses on securities, net of tax	—	—	—	—	(126)	(126)
Net income	—	—	—	36,834	—	36,834
Balances at March 31, 2021	54,451	$54	$231,208	$223,208	$139	$454,609

	Nine Months Ended March 31, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	36,191	—	—	36,191
Stock options exercised	153	—	1,707	—	—	1,707
Issuance of common stock upon vesting of restricted stock units	708	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	45	—	3,961	—	—	3,961
Net settlement for taxes and/or exercise price related to equity awards	(321)	—	(34,739)	—	—	(34,739)
Unrealized losses on securities, net of tax	—	—	—	—	(214)	(214)
Net income	—	—	—	59,505	—	59,505
Balances at March 31, 2020	53,660	$54	$215,101	$159,322	$(102)	$374,375

	Nine Months Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	48,896	—	—	48,896
Stock options exercised	338	—	2,477	—	—	2,477
Issuance of common stock upon vesting of restricted stock units	622	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60	—	6,100	—	—	6,100
Net settlement for taxes and/or exercise price related to equity awards	(361)	—	(54,172)	—	—	(54,172)
Unrealized losses on securities, net of tax	—	—	—	—	(536)	(536)
Net income	—	—	—	58,936	—	58,936
Balances at March 31, 2021	54,451	$54	$231,208	$223,208	$139	$454,609

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2020	2021
Cash flows from operating activities:
Net income	$59,505	$58,936
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	34,348	46,947
Depreciation and amortization expense	27,832	32,070
Deferred income tax expense (benefit)	1,544	(10,656)
Provision for credit losses	232	213
Net accretion of discounts and amortization of premiums on available-for-sale securities	(1,673)	315
Amortization of debt issuance costs	113	127
Other	331	545
Changes in operating assets and liabilities:
Accounts receivable	(1,635)	(4,495)
Deferred contract costs	(37,829)	(39,621)
Prepaid expenses and other	68	(2,531)
Accounts payable	863	1,592
Accrued expenses and other	3,096	2,318
Net cash provided by operating activities	86,795	85,760
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(400,343)	—
Proceeds from sales and maturities of available-for-sale securities	250,791	82,488
Capitalized internal-use software costs	(19,213)	(21,664)
Purchases of property and equipment	(14,578)	(8,155)
Acquisition of business, net of cash acquired	—	(14,992)
Net cash provided by (used in) investing activities	(183,343)	37,677
Cash flows from financing activities:
Net change in client fund obligations	334,707	724,610
Repayment of credit facility	—	(100,000)
Proceeds from exercise of stock options	—	146
Proceeds from employee stock purchase plan	3,961	6,100
Taxes paid related to net share settlement of equity awards	(33,136)	(51,828)
Payment of debt issuance costs	(675)	(56)
Net cash provided by financing activities	304,857	578,972
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	208,309	702,409
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,426,143	1,492,133
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,634,452	$2,194,542
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Liabilities assumed for acquisition	$—	$281
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$115	$820
Cash paid (refunds received) for income taxes	$24	$(222)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Unaudited Consolidated Balance Sheets
Cash and cash equivalents	$114,325	$175,453
Funds held for clients' cash and cash equivalents	1,520,127	2,019,089
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,634,452	$2,194,542

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

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for three or nine months ended March 31, 2021 are not necessarily indicative of the results for the full year or the results for any future periods. The impact of the COVID-19 pandemic will not be fully known or reflected in the Company’s results of operations and overall financial performance until future periods. Refer to “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic and its impact on the Company’s business and financial performance. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2020 included in the Company’s Annual Report on Form 10-K.

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

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Recurring fees	$161,266	$178,711	$402,605	$448,864
Implementation services and other	5,829	6,216	14,343	16,331
Total revenues from contracts	$167,095	$184,927	$416,948	$465,195

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Balance at beginning of the period	$6,853	$7,065	$6,289	$8,434
Deferral of revenue	6,099	5,821	12,342	11,811
Revenue recognized	(3,992)	(4,097)	(9,671)	(11,456)
Balance at end of the period	$8,960	$8,789	$8,960	$8,789

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $3,389 in fiscal 2021, $4,425 in fiscal 2022 and $975 in fiscal 2023 and thereafter.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$92,848	$15,141	$(5,738)	$102,251
Costs to fulfill a contract	32,685	7,483	(1,491)	38,677
Total	$125,533	$22,624	$(7,229)	$140,928

	Three Months Ended March 31, 2021
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$125,817	$17,315	$(7,390)	$135,742
Costs to fulfill a contract	55,657	8,872	(2,607)	61,922
Total	$181,474	$26,187	$(9,997)	$197,664

	Nine Months Ended March 31, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$36,027	$(15,879)	$102,251
Costs to fulfill a contract	20,996	21,348	(3,667)	38,677
Total	$103,099	$57,375	$(19,546)	$140,928

	Nine Months Ended March 31, 2021
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$113,575	$43,026	$(20,859)	$135,742
Costs to fulfill a contract	44,468	24,376	(6,922)	61,922
Total	$158,043	$67,402	$(27,781)	$197,664

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $47,582 as of March 31, 2021, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

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

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition, with the excess recorded to goodwill. The preliminary allocation of the purchase price is approximately $11,529 of goodwill, $3,167 of proprietary technology and other immaterial assets and liabilities. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary area that is subject to change is deferred taxes. The measurement period will end no later than one year from the acquisition date.

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

In April 2020, the Company acquired all of the shares outstanding of VidGrid Inc. (“VidGrid”). During the second quarter of fiscal 2021, the Company completed its purchase accounting for this acquisition and did not record any changes to the preliminary purchase price allocation. Refer to Note 6 of the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for additional details on the acquisition of VidGrid.

(5)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2020	617
Charged to expense	213
Write-offs	(66)
Balance at March 31, 2021	$764

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	March 31,
	2020	2021
Capitalized internal-use software	$119,178	$142,654
Accumulated amortization	(82,677)	(99,950)
Capitalized internal-use software, net	$36,501	$42,704

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $4,926 and $6,005 for the three months ended March 31, 2020 and 2021, respectively, and $14,073 and $17,273 for the nine months ended March 31, 2020 and 2021, respectively.

Property and equipment, net consist of the following:

	June 30,	March 31,
	2020	2021
Office equipment	$4,619	$5,208
Computer equipment	42,936	47,078
Furniture and fixtures	12,723	13,104
Software	6,609	6,627
Leasehold improvements	46,192	46,518
Time clocks rented by clients	4,967	5,124
Total	118,046	123,659
Accumulated depreciation	(51,309)	(61,472)
Property and equipment, net	$66,737	$62,187

Depreciation expense amounted to $4,082 and $3,966 for the three months ended March 31, 2020 and 2021, respectively, and $12,071 and $11,985 for the nine months ended March 31, 2020 and 2021, respectively.

The following table summarizes changes in goodwill during the nine months ended March 31, 2021:

Balance at June 30, 2020	$21,655
Additions attributable to current year acquisition	11,529
Balance at March 31, 2021	$33,184

Refer to Note 4 for further details on the current year acquisition.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30,	March 31,	Useful
	2020	2021	Life
Client relationships	$19,200	$19,200	5 - 9 years
Proprietary technology	2,962	6,129	5 years
Non-solicitation agreements	1,350	1,600	2 - 4 years
Trade name	350	440	5 years
Total	23,862	27,369
Accumulated amortization	(10,502)	(13,314)
Intangible assets, net	$13,360	$14,055

Amortization expense for acquired intangible assets was $563 and $1,028 for the three months ended March 31, 2020 and 2021, respectively and $1,688 and $2,812 for the nine months ended March 31, 2020 and 2021, respectively.

Future amortization expense for acquired intangible assets as of March 31, 2021 is as follows:

Remainder of fiscal 2021	$1,028
Fiscal 2022	4,093
Fiscal 2023	3,919
Fiscal 2024	2,914
Fiscal 2025	1,860
Thereafter	241
Total	$14,055

The components of accrued expenses were as follows:

	June 30,	March 31,
	2020	2021
Accrued payroll and personnel costs	$53,284	$53,767
Operating lease liabilities	8,083	7,834
Deferred revenue	8,777	9,620
Other	9,737	11,918
Total accrued expenses	$79,881	$83,139

(6) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$250,851	$—	$—	$250,851
Funds held for clients' cash and cash equivalents	1,241,282	—	—	1,241,282
Available-for-sale securities:
Commercial paper	6,643	6	—	6,649
Corporate bonds	44,343	414	—	44,757
Asset-backed securities	49,978	424	—	50,402
U.S. treasury securities	21,302	67	—	21,369
Total available-for-sale securities (1)	122,266	911	—	123,177
Total investments	$1,614,399	$911	$—	$1,615,310

(1)	Included within the fair value of total available-for-sale securities above is $37,155 of corporate investments and $86,022 of funds held for clients.

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$175,453	$—	$—	$175,453
Funds held for clients' cash and cash equivalents	2,019,089	—	—	2,019,089
Available-for-sale securities:
Corporate bonds	19,341	116	—	19,457
Asset-backed securities	20,122	69	—	20,191
Total available-for-sale securities (2)	39,463	185	—	39,648
Total investments	$2,234,005	$185	$—	$2,234,190

(2)	Included within the fair value of total available-for-sale securities above is $6,823 of corporate investments and $32,825 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts and money market funds at June 30, 2020 and March 31, 2021. All of the Company’s available-for-sale securities had expected maturities of one year or less at March 31, 2021.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	March 31,
	2020	2021
Cash and cash equivalents	$250,851	$175,453
Corporate investments	34,556	6,823
Funds held for clients	1,327,304	2,051,914
Long-term prepaid expenses and other	2,599	—
Total investments	$1,615,310	$2,234,190

There were no available-for-sale securities in an unrealized loss position at June 30, 2020 or March 31, 2021. The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the nine months ended March 31, 2021. All securities in the Company’s portfolio held an A-1 rating or better as of March 31, 2021.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2020 or 2021. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for both three and nine months ended March 31, 2020 and 2021.

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2020 and March 31, 2021 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2020 or March 31, 2021.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$250,851	$250,851	$—	$—
Funds held for clients' cash and cash equivalents	1,241,282	1,241,282	—	—
Available-for-sale securities:
Commercial paper	6,649	—	6,649	—
Corporate bonds	44,757	—	44,757	—
Asset-backed securities	50,402	—	50,402	—
U.S. treasury securities	21,369	—	21,369	—
Total available-for-sale securities	123,177	—	123,177	—
Total investments	$1,615,310	$1,492,133	$123,177	$—

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$175,453	$175,453	$—	$—
Funds held for clients' cash and cash equivalents	2,019,089	2,019,089	—	—
Available-for-sale securities:
Corporate bonds	19,457	—	19,457	—
Asset-backed securities	20,191	—	20,191	—
Total available-for-sale securities	39,648	—	39,648	—
Total investments	$2,234,190	$2,194,542	$39,648	$—

The Company determined that the carrying value of long-term debt under its revolving credit facility approximates fair value, which was classified as Level 2 as of June 30, 2020, because interest rates associated with the borrowings reflected market rates.

(8) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to mature in July 2024. As of June 30, 2020, the Company had $100,000 in borrowings outstanding under the credit facility, which was repaid during the third quarter of fiscal 2021.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of March 31, 2021, the Company was in compliance with all of the aforementioned covenants.

(9)  Stock-Based Compensation

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of restricted stock units and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors approved the increase in the number of common shares in reserve for issuance under the 2014 Plan by 1,000 shares, effective January 1, 2021.

As of March 31, 2021, the Company had 12,685 shares allocated to the plans, of which 2,391 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine months ended March 31, 2021:

Number of Shares
Available for grant at July 1, 2020	9,519
January 1, 2021 Evergreen provision increase	1,000
RSUs granted	(483)
MSUs granted	(58)
Shares withheld in settlement of taxes and/or exercise price	361
Forfeitures	71
Shares removed	(116)
Available for grant at March 31, 2021	10,294

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

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Cost of revenues	$1,362	$1,972	$4,057	$5,773
Sales and marketing	3,466	3,938	10,813	11,783
Research and development	1,899	2,602	4,945	7,570
General and administrative	2,789	7,499	14,533	21,821
Total stock-based compensation expense	$9,516	$16,011	$34,348	$46,947

In addition, the Company capitalized $535 and $652 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2020 and 2021, respectively, and $1,843 and $1,949 during the nine months ended March 31, 2020 and 2021, respectively.

In August 2020, the Company’s board of directors approved the Company’s fiscal 2021 annual operating plan to reflect the operating and financial impacts of the COVID-19 pandemic. In connection and alignment with the board’s approval of the updated operating plan, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $1,776 and $4,560 in stock-based compensation expense during the three and nine months ended March 31, 2021, respectively, related to these modified performance-based restricted stock units.

There were no stock options granted during the nine months ended March 31, 2020 or 2021. The table below presents stock option activity during the nine months ended March 31, 2021:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2020	1,255	$12.43	2.96	$167,406
Options exercised	(338)	$7.35
Balance at March 31, 2021	917	$14.30	2.38	$151,959
Options vested and exercisable at March 31, 2021	917	$14.30	2.38	$151,959

The total intrinsic value of options exercised was $16,164 and $20,975 during the three months ended March 31, 2020 and 2021, respectively and $18,244 and $58,252 during the nine months ended March 31, 2020 and 2021, respectively.

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

The following table represents restricted stock unit activity during the nine months ended March 31, 2021:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2020	1,626	$73.96
RSUs granted	483	$134.17
RSUs vested	(622)	$64.97
RSUs forfeited	(71)	$86.65
RSU balance at March 31, 2021	1,416	$99.54
RSUs expected to vest at March 31, 2021	1,325	$98.77

At March 31, 2021, there was $68,517 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.82 years.

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

At March 31, 2021, there was $7,272 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.42 years.

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

(11)  Income Taxes

On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law. The bill complements the provisions set forth in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which were signed into law on March 27, 2020, and December 27, 2020, respectively. While the Company continues to analyze the relevant provisions of the American Rescue Plan, CARES Act and Appropriations Act, it does not expect the provisions of the legislation to have a significant impact on the Company’s income taxes.

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

The Company’s effective tax rate was 16.7% and 5.4% for the three months ended March 31, 2020 and 2021, respectively. The Company’s effective tax rate for the three months ended March 31, 2020 and March 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and research and development tax credits.

The Company’s effective tax rate was 2.5% and (22.5)% for the nine months ended March 31, 2020 and 2021, respectively. The Company’s effective tax rate for the nine months ended March 31, 2020 and March 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and research and development tax credits, partially offset by an increase in valuation allowance.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Numerator:
Net income	$40,132	$36,834	$59,505	$58,936

Denominator:
Weighted-average shares used in computing net income per share:
Basic	53,629	54,415	53,486	54,244
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	2,324	1,999	2,274	2,094
Diluted	55,953	56,414	55,760	56,338

Net income per share:
Basic	$0.75	$0.68	$1.11	$1.09
Diluted	$0.72	$0.65	$1.07	$1.05

The Company excluded 6 and 1 outstanding RSUs from the diluted per share calculations during the three months ended March 31, 2020 and 2021, respectively, and 17 and 13 outstanding RSUs from the diluted per share calculations during the nine months ended March 31, 2020 and 2021, respectively, because to include them would have been anti-dilutive.

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

COVID-19 Impact

The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our clients and general economic conditions, remain uncertain and difficult to predict. Many of our prospective and existing clients’ businesses have been impacted by stay-at-home, business closure and other restrictive orders, which has resulted in reduced employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Our business and financial performance may continue to be unfavorably impacted in future periods by sustained lower level of client employee counts, reduction in business confidence and activity, a decrease in payroll and HCM solutions spending by medium-sized organizations, the pace of the macro-economic recovery or a further decline of interest rates, among other factors. Refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 7, 2020 for risks related to the COVID-19 pandemic and its impact on our business and financial performance.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $171.6 million for the three months ended March 31, 2020 to $186.1 million for the three months ended March 31, 2021, representing an 8% year-over-year increase. Total revenues increased from $430.7 million for the nine months ended March 31, 2020 to $468.2 million for the nine months ended March 31, 2021, representing a 9% year-over-year increase. Our total revenue growth during the three and nine months ended March 31, 2021 was impacted by the ongoing effects from the COVID-19 pandemic. Our revenue growth in future periods may continue to be impacted by sustained lower level of client employee counts, potential increases in client losses, a continued low interest rate environment and the pace of the macro-economic recovery, among other factors.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Adjusted Gross Profit	$129,906	$136,728	$313,290	$331,602
Adjusted EBITDA	$68,247	$66,941	$128,989	$132,775

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$123,565	$128,727	$294,605	$307,928
Amortization of capitalized internal-use software costs	4,926	6,005	14,073	17,273
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,415	1,996	4,612	6,401
Adjusted Gross Profit	$129,906	$136,728	$313,290	$331,602

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$40,132	$36,834	$59,505	$58,936
Interest expense	102	204	290	895
Income tax expense (benefit)	8,044	2,102	1,544	(10,836)
Depreciation and amortization expense	9,571	10,999	27,832	32,070
EBITDA	57,849	50,139	89,171	81,065
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	10,013	16,510	36,871	50,333
Other items*	385	292	2,947	1,377
Adjusted EBITDA	$68,247	$66,941	$128,989	$132,775

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

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 97% and 99% of our total revenues during the three months ended March 31, 2020 and 2021 respectively, and 97% and 99% of our total revenues during the nine months ended March 31, 2020 and 2021, respectively.

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

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $4.9 million and $6.0 million of capitalized internal-use software costs during the three months ended March 31, 2020 and 2021, respectively, and $14.1 million and $17.3 million of capitalized internal-use software costs during the nine months ended March 31, 2020 and 2021, respectively.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2020 and 2021.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Capitalized portion of research and development	$7,374	$8,086	$20,654	$23,476
Expensed portion of research and development	15,612	18,458	45,416	56,443
Total research and development	$22,986	$26,544	$66,070	$79,919

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$167,095	$184,927	$416,948	$465,195
Interest income on funds held for clients	4,551	1,126	13,792	2,981
Total revenues	171,646	186,053	430,740	468,176
Cost of revenues	48,081	57,326	136,135	160,248
Gross profit	123,565	128,727	294,605	307,928
Operating expenses:
Sales and marketing	37,801	40,055	112,051	115,504
Research and development	15,612	18,458	45,416	56,443
General and administrative	22,411	31,071	77,283	87,038
Total operating expenses	75,824	89,584	234,750	258,985
Operating income	47,741	39,143	59,855	48,943
Other income (expense)	435	(207)	1,194	(843)
Income before income taxes	48,176	38,936	61,049	48,100
Income tax expense (benefit)	8,044	2,102	1,544	(10,836)
Net income	$40,132	$36,834	$59,505	$58,936

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2021	2020	2021
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	97%	99%	97%	99%
Interest income on funds held for clients	3%	1%	3%	1%
Total revenues	100%	100%	100%	100%
Cost of revenues	28%	31%	32%	34%
Gross profit	72%	69%	68%	66%
Operating expenses:
Sales and marketing	22%	21%	26%	25%
Research and development	9%	10%	10%	12%
General and administrative	13%	17%	18%	18%
Total operating expenses	44%	48%	54%	55%
Operating income	28%	21%	14%	11%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	28%	21%	14%	11%
Income tax expense (benefit)	5%	1%	0%	(2)%
Net income	23%	20%	14%	13%

Comparison of Three Months Ended March 31, 2020 and 2021

Revenues

($ in thousands)

	Three Months Ended
	March 31,		Change
	2020	2021	$	%
Recurring and other revenue	$167,095	$184,927	$17,832	11%
Percentage of total revenues	97%	99%
Interest income on funds held for clients	$4,551	$1,126	$(3,425)	(75)%
Percentage of total revenues	3%	1%

Recurring and other revenue

Recurring and other revenue for the three months ended March 31, 2021 increased by $17.8 million, or 11%, to $184.9 million from $167.1 million for three months ended March 31, 2020. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients, partially offset by a reduction in client employee counts on our platform due to the ongoing impact from COVID-19.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended March 31, 2021 decreased by $3.4 million, or 75% to $1.1 million from $4.6 million for the three months ended March 31, 2020. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Three Months Ended
	March 31,		Change
	2020	2021	$	%
Cost of revenues	$48,081	$57,326	$9,245	19%
Percentage of total revenue	28%	31%
Gross margin	72%	69%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 increased by $9.2 million, or 19%, to $57.3 million from $48.1 million for the three months ended March 31, 2020. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $6.6 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $1.1 million in increased internal-use software amortization.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2020	2021	$	%
Sales and marketing	$37,801	$40,055	$2,254	6%
Percentage of total revenues	22%	21%

Sales and marketing expenses for the three months ended March 31, 2021 increased by $2.3 million, or 6%, to $40.1 million from $37.8 million for the three months ended March 31, 2020. The increase in sales and marketing expense was primarily the result of additional employee-related costs, including those incurred to expand our sales team, partially offset by reduced overall spending on travel and entertainment.

Research and Development

	Three Months Ended
	March 31,		Change
	2020	2021	$	%
Research and development	$15,612	$18,458	$2,846	18%
Percentage of total revenues	9%	10%

Research and development expenses for the three months ended March 31, 2021 increased by $2.8 million, or 18%, to $18.5 million from $15.6 million for the three months ended March 31, 2020. The increase in research and development expenses was primarily the result of $2.7 million of additional employee-related costs related to additional development personnel.

General and Administrative

	Three Months Ended
	March 31,		Change
	2020	2021	$	%
General and administrative	$22,411	$31,071	$8,660	39%
Percentage of total revenues	13%	17%

General and administrative expenses for the three months ended March 31, 2021 increased by $8.7 million, or 39%, to $31.1 million from $22.4 million for the three months ended March 31, 2020. The increase in general and administrative expense was primarily the result of an increase in stock-based compensation costs associated with our equity incentive plan of $4.7 million and $3.0 million in additional employee-related costs. Stock-based compensation expense for the three months ended March 31, 2021 was higher than the three months ended March 31, 2020 due to the impact of COVID-19 on performance targets starting from the third quarter of fiscal 2020 and the modification of certain performance awards during the first quarter of fiscal 2021. Refer to Note 9 of the Unaudited Consolidated Financial Statements for further details.

Other Income (Expense)

	Three Months Ended
	March 31,		Change
	2020	2021	$	%
Other income (expense)	$435	$(207)	$(642)	(148)%
Percentage of total revenues	0%	0%

Other income (expense) did not materially change for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Income Taxes

Our effective tax rate was 16.7% and 5.4% for the three months ended March 31, 2020 and 2021, respectively. Our effective tax rate for the three months ended March 31, 2020 and March 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and research and development tax credits.

Comparison of Nine Months Ended March 31, 2020 and 2021

Revenues

($ in thousands)

	Nine Months Ended
	March 31,		Change
	2020	2021	$	%
Recurring and other revenue	$416,948	$465,195	$48,247	12%
Percentage of total revenues	97%	99%
Interest income on funds held for clients	$13,792	$2,981	$(10,811)	(78)%
Percentage of total revenues	3%	1%

Recurring and other revenue

Recurring and other revenue for the nine months ended March 31, 2021 increased by $48.2 million, or 12%, to $465.2 million from $416.9 million for the nine months ended March 31, 2020. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients, partially offset by a reduction in client employee counts on our platform due to the ongoing impact from COVID-19.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the nine months ended March 31, 2021 decreased by $10.8 million, or 78% to $3.0 million from $13.8 million for the nine months ended March 31, 2020. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

	Nine Months Ended
	March 31,		Change
	2020	2021	$	%
Cost of revenues	$136,135	$160,248	$24,113	18%
Percentage of total revenue	32%	34%
Gross margin	68%	66%

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2021 increased by $24.1 million, or 18%, to $160.2 million from $136.1 million for the nine months ended March 31, 2020. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $16.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $3.2 million in increased internal-use software amortization and $1.7 million in additional stock-based compensation associated with our equity incentive plan.

Operating Expenses

($ in thousands)

Sales and Marketing

	Nine Months Ended
	March 31,		Change
	2020	2021	$	%
Sales and marketing	$112,051	$115,504	$3,453	3%
Percentage of total revenues	26%	25%

Sales and marketing expenses for the nine months ended March 31, 2021 increased by $3.5 million, or 3%, to $115.5 million from $112.1 million for the nine months ended March 31, 2020. The increase in sales and marketing expense was primarily the result of additional employee-related costs, including those incurred to expand our sales team, partially offset by reduced overall spending on travel and entertainment.

Research and Development

	Nine Months Ended
	March 31,		Change
	2020	2021	$	%
Research and development	$45,416	$56,443	$11,027	24%
Percentage of total revenues	10%	12%

Research and development expenses for the nine months ended March 31, 2021 increased by $11.0 million, or 24%, to $56.4 million from $45.4 million for the nine months ended March 31, 2020. The increase in research and development expenses was primarily the result of $10.5 million of additional employee-related costs related to additional development personnel and $2.7 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $2.7 million.

General and Administrative

	Nine Months Ended
	March 31,		Change
	2020	2021	$	%
General and administrative	$77,283	$87,038	$9,755	13%
Percentage of total revenues	18%	18%

General and administrative expenses for the nine months ended March 31, 2021 increased by $9.8 million, or 13%, to $87.0 million from $77.3 million for the nine months ended March 31, 2020. The increase in general and administrative expense was primarily the result of $7.3 million in additional stock-based compensation associated with our equity incentive plan, $1.1 million in additional amortization of acquired intangible assets and $1.1 million of increased occupancy costs. Stock-based compensation expense for the nine months ended March 31, 2021 was higher than the nine months ended March 31, 2020 due to the impact of COVID-19 on performance targets starting from the third quarter of fiscal 2020 and the modification of certain performance awards during the first quarter of fiscal 2021. Refer to Note 9 of the Unaudited Consolidated Financial Statements for further details.

Other Income (Expense)

	Nine Months Ended
	March 31,		Change
	2020	2021	$	%
Other income (expense)	$1,194	$(843)	$(2,037)	(171)%
Percentage of total revenues	0%	0%

Other income (expense) for the nine months ended March 31, 2021 decreased by $2.0 million as compared to the nine months ended March 31, 2020. The change in other income (expense) was primarily due to lower interest income earned on our cash and cash equivalents and corporate investments and increased interest expense related to our revolving credit facility.

Income Taxes

Our effective tax rate was 2.5% and (22.5)% for the nine months ended March 31, 2020 and 2021, respectively. Our effective tax rate for the nine months ended March 31, 2020 and March 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and research and development tax credits, partially offset by an increase in valuation allowance.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which has caused a global slowdown of economic activity. The duration and severity of the COVID-19 pandemic, and the effect the pandemic will have on our clients and general economic conditions, remains uncertain and difficult to predict. Accounting estimates used in the preparation of these consolidated financial statements may change as new events occur, more experience and additional information is acquired, and the operating environment evolves including the ongoing impact of COVID-19. Refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic on its business and financial performance.

Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2020 included in our Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2021, our principal sources of liquidity were $175.5 million of cash and cash equivalents and $6.8 million of total corporate investments. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In fiscal 2020, we borrowed $100.0 million under this credit facility, which we repaid in the third quarter of fiscal 2021. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement.

We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. As of March 31, 2021, we had not recognized any credit impairment losses related to our investment portfolio.

In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities, as well as the extent and duration of COVID-19 on the macro-economic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand and corporate investments or utilize the borrowing capacity under our credit facility to satisfy those needs.

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

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2020	2021
Net cash provided by operating activities	$86,795	$85,760
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(400,343)	—
Proceeds from sales and maturities of available-for-sale securities	250,791	82,488
Capitalized internal-use software costs	(19,213)	(21,664)
Purchases of property and equipment	(14,578)	(8,155)
Acquisition of business, net of cash acquired	—	(14,992)
Net cash provided by (used in) investing activities	(183,343)	37,677
Cash flows from financing activities:
Net change in client fund obligations	334,707	724,610
Repayment of credit facility	—	(100,000)
Proceeds from exercise of stock options	—	146
Proceeds from employee stock purchase plan	3,961	6,100
Taxes paid related to net share settlement of equity awards	(33,136)	(51,828)
Payment of debt issuance costs	(675)	(56)
Net cash provided by financing activities	304,857	578,972
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$208,309	$702,409

Operating Activities

Net cash provided by operating activities was $86.8 million and $85.8 million for the nine months ended March 31, 2020 and 2021, respectively. The decrease in net cash provided by operating activities from the nine months ended March 31, 2020 to the nine months ended March 31, 2021 was primarily due to net changes in operating assets and liabilities, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit during the nine months ended March 31, 2021.

Investing Activities

Net cash provided by (used in) investing activities was ($183.3) million and $37.7 million for the nine months ended March 31, 2020 and 2021, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash provided by (used in) investing activities was primarily due to decreases in purchases of available-for-sale securities of $400.3 million and purchases of property and equipment of $6.4 million, partially offset by the decrease in proceeds from sales and maturities of available-for-sale securities of $168.3 million and $15.0 million in costs related to the acquisition of Samepage Labs Inc. during the during the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $304.9 million and $579.0 million for the nine months ended March 31, 2020 and 2021, respectively. The change in net cash provided by financing activities was primarily the result of an increase in client fund obligations of $389.9 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by the $100.0 million repayment of our credit facility and $18.7 million in increased taxes paid related to net share settlement of equity awards during the nine months ended March 31, 2021 as compared to the March 31, 2020.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2021:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	92,446	10,532	19,285	18,719	43,910
Unconditional purchase obligations	24,332	15,375	7,440	1,517	—
	$116,778	$25,907	$26,725	$20,236	$43,910

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $14.6 million and $8.2 million for the nine months ended March 31, 2020 and 2021, respectively, exclusive of capitalized internal-use software costs of $19.2 million and $21.7 million for the same periods, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations, the novel coronavirus disease (“COVID-19”) pandemic has disrupted the global economy and financial markets and may unfavorably impact our future business and financial performance. Refer to “Part I. Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on August 7, 2020 for risks related to the COVID-19 pandemic.

We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

Interest Rate Risk

As of March 31, 2021, we had cash and cash equivalents of $175.5 million, corporate investments of $6.8 million and funds held for clients of $2,051.9 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including asset-backed debt securities and corporate debt issuances, which were classified as available-for-sale securities as of March 31, 2021. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of March 31, 2021. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility will generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of March 31, 2021, we had no amounts drawn on the credit facility as we had repaid $100.0 million in borrowings previously outstanding. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 7, 2021	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 7, 2021	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)