Form 10-K
period 2021-06-30
Paylocity Holding Corp
filed 2021-08-06
CIK 1591698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2020, the last day of registrant’s most recently completed second fiscal quarter, was $7.8 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).

As of July 30, 2021, there were 54,601,434 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2022 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION

Form 10-K

For the Year Ended June 30, 2021

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the impact of the novel coronavirus disease (“COVID-19”) on the U.S. economy, including changes in interest rates, business disruptions, reductions in employment and an increase in business failures; the impact of COVID-19 on Paylocity’s employees and clients, and other risks and potential factors discussed in this report, and in particular, the risks discussed under Part 1, Item 1A:”Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Item 1. Business.

Overview

We are a cloud-based provider of payroll and human capital management, or HCM, software solutions for medium-sized organizations, which we define as those having between 10 and 1,000 employees. Our comprehensive product suite delivers a unified platform to create a modern workplace for our clients and their employees through automation, data-driven insights and engagement. Excluding clients acquired through acquisitions, as of June 30, 2021, we provided our payroll and HCM software solutions to approximately 28,750 clients across the U.S., which on average had over 100 employees.

Our multi-tenant software platform is highly configurable and includes a unified product suite for payroll, human capital management, workforce management, talent management, benefits, modern workforce solutions, and analytics & insights, to enable our clients to make strategic decisions all while promoting a modern workplace and improving employee engagement. Our payroll and HCM modules provide robust on-demand functionality, reporting and analytics. Our platform provides intuitive self-service functionality for employees and managers combined with seamless integration across all our solutions. We supplement our comprehensive software platform with an integrated implementation and client service organization, all of which are designed to meet the needs of our clients and prospects.

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Organizations are faced with complex and ever-changing requirements, including diverse federal, state and local regulations across multiple jurisdictions. In addition, the workplace operating environment is rapidly changing as employees increasingly become mobile, work remotely and expect an end user experience similar to that of consumer-oriented applications. Many companies also are operating without the infrastructure, expertise or personnel to implement or support large and complex systems in today’s dynamic environment. Existing solutions offered by third-party payroll service providers can have limited capabilities and configurability while other enterprise-focused software vendors can be prohibitively expensive and time-consuming to implement and manage. We believe that modern organizations are better served by modern SaaS solutions designed to meet their unique needs, deliver fast time to value and provide their employees with the most engaging experience available.

Our solutions provide the following key benefits to our clients:

●	Comprehensive payroll and HCM cloud-based platform built to connect with today’s workforce;

●	Modern, intuitive user experience and self-service capabilities that significantly increase employee engagement;

●	Flexible and configurable platform that aligns with business processes and centralizes payroll and HCM data;

●	Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and

●	Seamless data integration with our extensive partner ecosystem that saves time and expense and reduces the risk of errors.

We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2019, 2020 and 2021. Our total revenues increased from $467.6 million in fiscal 2019 to $561.3 million in fiscal 2020, representing a 20% year-over-year increase and to $635.6 million in fiscal 2021, representing a 13% year-over-year increase. While the majority of our agreements with clients are generally cancellable on 60 days’ or less notice, we also have term agreements which are generally two years in length. Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.

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

Growing Demand for Mobility and Enhanced User Experience

Connectivity and mobility are enabling employees to spend less time in traditional office environments and more time working remotely. This trend increases the demand for advanced and intuitive solutions that improve collaboration and foster employee engagement, such as remote self-service access to payroll and timesheet reporting, HR and benefits portals and other talent management applications. Given the prominence of consumer-oriented applications, employees expect the user experience and accessibility of internal systems to be similar to those of the latest consumer and social applications, such as LinkedIn, Amazon and Facebook.

Large Market Opportunity for Payroll and HCM Solutions

The market opportunity in the U.S. for payroll and HCM applications and services is driven by the importance of payroll and HCM solutions to the successful management of organizations. To estimate our addressable market, we focus our analysis on the number of U.S. medium-sized organizations and the number of their employees. According to the U.S. Census Bureau, there were over 1.3 million firms with 10 to 1,000 employees in the U.S. in 2018, employing over 55 million people. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $420 per employee annually. Based on this analysis, we believe our current target addressable market is approximately $23 billion. Our existing clients do not typically own our entire suite of solutions, and as we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on payroll and HCM solutions per employee and to expand our addressable market.

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

Limitations of Legacy Competitive Solutions

We believe that legacy payroll and HCM solution providers have limitations that cause them to underserve the unique needs of modern organizations. Existing legacy payroll and HCM solutions include:

●	Traditional Payroll Service Providers. Traditional payroll service providers are primarily focused on delivery of a variety of payroll processing services, insurance products and HR business process outsourcing solutions. Many of these solutions offer limited capabilities and integration beyond traditional payroll processing. The lack of a unified and configurable employee-facing payroll and HCM suite can diminish the effectiveness of a system, detract from user experience and limit integration with other solutions. In addition, we believe that certain traditional payroll service providers often do not provide a high-quality technology and service experience.

●	Enterprise Software Vendors. Enterprise software vendors offer solutions and services that are designed for the complex needs and structures of very large enterprises. As a result, their solutions can be prohibitively expensive, complex and time-consuming to implement, operate and maintain.

●	HCM Point Solution Providers. Many HCM point solutions lack integrated payroll functionality. The implementation and management of multiple point solutions and the reliance on multiple service organizations can be challenging and expensive.

●	Manual Processes for Payroll and HCM Functions. Manual payroll and HCM processes require increased HR, payroll and finance personnel involvement, resulting in higher costs, slower processing and greater risks of data entry errors.

Given the challenges many organizations face operating in complex and dynamic environments and the limited ability of traditional offerings to address these challenges, we believe there is a significant market opportunity for a comprehensive, unified SaaS solution designed to serve the payroll and HCM needs of modern organizations.

Segment Information

Our chief operating decision maker reviews our financial results in total when evaluating financial performance and for purposes of allocating resources. We have thus determined that we operate in a single cloud-based software solution reporting segment.

Our Solutions

We are a cloud-based provider of payroll and HCM software solutions. Our solutions enable organizations to more efficiently manage payroll and human capital in their complex and dynamic operating environments. Excluding clients acquired through acquisitions, as of June 30, 2021, we provided our payroll and HCM software solutions to approximately 28,750 clients across the U.S., which on average had over 100 employees.

The key benefits of our solutions include the following:

●	Comprehensive Payroll and HCM Platform Built to Connect with Today’s Workforce. Our solutions empower finance and HR professionals to drive strategic human capital decisions by providing enterprise-grade payroll and HCM modules, including robust reporting and analytics. Our unified platform fully automates payroll and HCM processes, enabling our clients to focus on core business activities. Our solutions help our clients attract, retain and manage their employees within a single, comprehensive system.

●	Modern, Intuitive User Experience. Our intuitive, easy-to-use and mobile-centric platform provides increased accessibility of our solutions and decreased need for training while also providing users with an engaging mobile and self-service experience.

●	Flexible and Configurable Platform. We design our solutions to be flexible and configurable, allowing our clients to match their use of our software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs. Our systems centralize payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.

●	Highly Attractive SaaS Solution. Our solutions are cloud-based and offered on a subscription basis, making them easier and more affordable to implement, operate and update and thus enabling our clients to focus less on their IT infrastructure and more on their core businesses. Our software can be operated by a single administrator without the support of an in-house information technology department. Our multi-tenant and modern architecture allows for frequent software enhancements thereby enabling our clients to react to a rapidly changing and complex operating environment. Our platform enables our clients to scale their businesses without having to acquire additional hardware or to resolve the integration challenges that often result from traditional outsourcing solutions.

●	Seamless Integration with Extensive Ecosystem of Partners. Our platform offers our clients automated data integration with over 400 related third-party partner systems, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches. Our direct and automated data transmission improves the accuracy of data and facilitates data collection in our partners’ systems. We believe having automated data integration with a payroll and HCM provider like us differentiates our partners’ product offerings, strengthening their competitive positioning in their own markets.

Our Strategy

We intend to strengthen and extend our position as a leading provider of cloud-based payroll and HCM software solutions. Key elements of our strategy include the following:

●	Grow Our Client Base. We believe that our current client base represents only a small portion of the organizations that could benefit from our solutions. While we provide our payroll and HCM software solutions to approximately 28,750 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2021, there are over 1.3 million businesses with 10 to 1,000 employees in the U.S., employing more than 55 million people, according to the U.S. Census Bureau in 2018. In order to acquire new clients, we plan to continue growing our sales organization across the U.S.

●	Expand Our Product Offerings. We believe a significant part of our leadership position is the result of our investment and innovation in our product offerings. We plan to continue to invest in product development efforts that will allow us to offer a broader selection of products to new and existing clients.

●	Extend Technological Leadership. We believe that our organically developed cloud-based multi-tenant software platform, combined with our unified database architecture, enhances the experience and usability of our products, providing what we believe to be a competitive advantage over alternative solutions. Our modern, intuitive user interface utilizes features found on many popular consumer Internet sites, enabling users to use our solutions with limited training. We plan to continue our technology innovation, as we have done with our mobile applications, social features and analytics capabilities.

●	Further Develop Our Referral Network. We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants that recommend our solutions and provide referrals. We believe that our platform’s automated data integration with over 400 related third-party partner systems is valuable to our referral participants, as they are able to access payroll and HR data through a single system which decreases complexity and cost and complements their own product offerings. We plan to increase integration with third-party providers and expand our referral network to grow our client base and lower our client acquisition costs.

Our Products

Our comprehensive product suite delivers a unified platform to create a modern workplace for our clients through automation, data-driven insights and engagement. Our product suite includes the following categories:

Payroll

Payroll and Tax Services – Our Payroll and Tax Services solution is designed to simplify payroll, automate processes and manage complex compliance requirements within one system. Our payroll solution leverages data from our Time and Attendance and Human Capital Management solutions to accurately calculate wages, deductions and withholdings, without the need for manual reentry. Clients work with our experts to configure general ledger integrations, accruals and complex reports to enable data-driven decision making. Our integration capabilities also automatically transfer 401(k) information, retirement plans and benefit files to third-party providers. Through our Tax Services solutions, we accurately prepare and file the necessary tax withholdings and filing documents for local, state and federal jurisdictions.

Expense Management – Our Expense Management solution enables mobile app capture of receipts and imports transactions from credit cards, reducing manual entry errors and minimizing employee and approver paperwork, while also eliminating spreadsheets, calculators and manual approvals through automated workflows that route approved expenses for payroll reimbursement.

On Demand Payment – On Demand Payment provides employees with visibility into their earned wages in between pay cycles based on their hours worked and offers financial flexibility to employees through access to a portion of their earned wages before their scheduled payday without impacting the client’s standard payroll process.

Garnishments – Our Garnishments solution provides the calculation, setup and maintenance of historical deduction records and performs calculation validation against state and federal legislation to mitigate compliance risk and prevent costly penalties and errors.

Human Capital Management

Human Capital Management – Our Human Capital Management solutions streamline HR processes using modern, mobile-enabled tools that help save time by automating administrative tasks and providing data-driven reporting. Clients can track headcount and status for positions, manage position and manager changes, manage compliance tracking and reporting, and employee data and documents in one central location.

Employee Self-Service – Our Employee Self-Service module provides employees with access to their information 24/7, which allows them to view checks, request time off, clock in and out, and update personal data. Employees can also enroll in benefits, view coverage, access Learning Management System training or view course completion status on-the-go via our mobile app.

Document Library – Our Document Library serves as a central location to securely store personal employee files such as offer letters and performance reviews to help clients stay compliant and organized by replacing manual processes and paper files. HR professionals can search electronic documents and easily upload, store and download documents while managing access with our role-based permission settings.

Compliance Dashboard – With our Compliance Dashboard, clients save time and money by staying up to date with new laws and regulations related to topics such as employment verification, Equal Employment Opportunity and compensation.

HR Edge – HR Edge supports human resource leaders’ navigation through complex compliance requirements, social issues and HR policies. Clients can also access a comprehensive library of detailed articles, guides and other resources to make informed decisions on compliance topics such as healthcare reform, wages and hours regulations, employee leave, state laws, discrimination and more.

Workforce Management

Time and Attendance – Our Time and Attendance solution accurately tracks time and attendance data, eliminating the need for manual tracking of accruals and reducing administrative tasks. Employees can request and manage time off, edit timecards and manage schedule changes. A customizable supervisor dashboard provides at-a-glance visibility to missed punches, pending time off requests, attendance exceptions and more.

Scheduling – Clients can automate schedule tracking by creating and adjusting work schedules as needed, including leveraging templates and building policies based on duration, time between shifts and availability without having to manually correct payroll data. Managers and employees can easily manage their schedules from our mobile app to ensure the appropriate shift coverage.

Time Collection – Our wide variety of time collection devices include kiosks, state-of-the-art time clocks, and mobile and web applications to meet unique needs of different companies while enabling employees to clock in wherever business is conducted. Advanced features include specifying geographic parameters for mobile punch-in, requiring employees to punch in with a photo, answering attestation prompts and temperature checks.

Talent Management

Recruiting – Recruiting helps clients find the right candidates by offering intuitive tools to streamline talent acquisition processes from application creation to candidate acceptance. By modernizing the experience, clients can conveniently reach candidates wherever they are, including through embedded text messaging, and instantly track conversations in our platform. HR professionals can customize job applications and reach more candidates by automatically posting to online job portals. Additionally, our solution provides clients with the ability to auto-fill and simplify background checks, maintain and track personal and confidential data, and have real-time access to candidate information to enable timely staffing decisions. Recruiters can communicate with modern candidates in the ways they expect, including email and text messaging from right within the Paylocity platform.

Onboarding – Onboarding enables new employees to complete all pre-hire tasks through digital data collection to gather important personal and confidential information and documentation right through the Paylocity platform. Clients can streamline processes such as handbook acknowledgment, tax withholding forms, I-9 document verification, E-Verify and many others. Additionally, new hires feel an instant connection to their team and employer with welcome notes from leaders, introductory videos, company culture information and company policies.

Learning Management – Our Learning Management solution allows clients to easily assign courses tailored to training their employees on new skills, policies, products, and other topics with a variety of course delivery methods including on-demand and webinars, all of which are available via our mobile app. Our clients can create a variety of content for their employees including via a Sharable Content Object Reference Model (SCORM), embedded video and various document types. The client’s custom content is supplemented by a library of standard trainings provided by Paylocity to help in areas like anti-harassment, new hire, workplace safety, diversity in recruiting and many more. Clients can also empower their employees to create trainings so that internal subject matter experts can share their expertise with colleagues.

Performance Management – Our Performance Management tools enable transparent, two-way communication, allowing teams to have ongoing performance conversations. With the ability to manage employee review cycles at the center of the performance management solution, employees can also manage goals and track their career development. Our tools help facilitate ongoing, goals-driven conversations using Journals, giving employees a record of their tasks, goals and accomplishments. Additionally, our clients can prepare succession planning assessments across their employee population by using our 9-box tool that provides context to employees’ performance and the ability to visualize the distribution of their workforce.

Compensation Management – Compensation Management helps clients ensure alignment between organizational goals, budgets and participant eligibility in an efficient process that reduces manual effort and paper-based budgeting activities. Our customized dashboards provide visibility to individual performance and compensation history at custom permission levels and the full value of an employee’s compensation and benefits. Clients can create employee-facing Total Rewards Statements in bulk to demonstrate the full compensation an employee receives—including not just pay but also benefits, time off, and more.

Benefits

Employee Benefits Management – Clients can plan and administer competitive benefits packages in one place while offering a smooth, mobile-friendly enrollment and management experience for employees with our Employee Benefits Management tool. Benefit administrators can add enrollment rules, manage benefit offerings for different employee groups, customize user plan limits, and view plan documentation, among other features. Employees can manage their own elections in Employee Self Service or via the mobile app, which allows them to better understand their healthcare packages. Clients can also administer third-party benefit services such as Flexible Spending Accounts (FSA), Health Savings Accounts (HSA) and Consolidated Omnibus Budget Reconciliation Act (COBRA) with ease and supplement standard plans with complementary programs, giving employees the benefits options they need.

Third-Party Administrative (TPA) Solutions – Our TPA solutions are designed to modernize the administration of HSA, FSA, Health Reimbursement Arrangement (HRA), Transportation Management Account (TMA) and Premium Only Plan (POP) benefits by providing users with a single, unified access point for payroll, HR, and benefits administration. Our TPA solutions include mobile and web access, allowing users to view transaction details and account balances while having the ability to submit claims from our integrated employee portal. It also eases the administration of COBRA coverage and retiree billing.

Modern Workforce Solutions

Community – Community is our integrated, mobile-friendly social collaboration tool designed to centralize company communications while also providing clients with an avenue to increase employee connection, engagement and productivity. Community enables leaders, HR professionals and employees to share and respond to meaningful, timely and relevant content in the way today’s modern workforce expects, leveraging groups, which are Community’s foundation. Clients can create groups on topics ranging from project-related collaboration to employee resource groups (ERGs), fostering inclusivity to special interests like music or sports. In addition, specialized Ask an Expert group types can provide a consolidated forum between employees and subject matter experts in areas like IT troubleshooting or open enrollment. Employees can ask questions privately or publicly to designated group administrators who are alerted of submissions and can track questions and status in a dashboard. Employees receive notifications when questions are addressed.

Premium Video – Premium Video provides clients the ability to record, upload and embed videos across our HCM platform to increase collaboration, morale, engagement and productivity. Our solution enables clients to embed videos seamlessly into tasks that are critical to their business such as employee communication, recruiting, onboarding, performance management and surveys.

Surveys – Our Surveys tool help clients gather valuable feedback to encourage ongoing and transparent conversations.

Peer Recognition – Peer Recognition promotes positive interactions by allowing employees to recognize and celebrate colleagues’ achievements. It also gives employees the ability to post accolades on their profiles and share with co-workers.

Analytics & Insights

Modern Workforce Index – The Modern Workforce Index (MWI) leverages patent-pending AI and data from more than 25,000 clients to provide insight and actionable recommendations to improve employee sentiment and engagement. Clients can view their overall MWI score and compare performance to peers—then break down results across tool utilization, employee sentiment, and organizational health. This enables our clients to improve employee engagement and productivity, lower turnover, and ultimately realize greater growth.

Data Insights – With our Data Insights solution, our clients can evaluate the health of their organizations with actionable insights in areas such as employee retention, composition of their employee populations and labor costs.

Reporting – In addition to over 200 out of the box reports, dynamic reporting capabilities help clients utilize data within the Paylocity platform, allowing them to customize and schedule reporting. New reports are added regularly in response to regulatory changes, compliance updates and client feedback.

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

Implementation and Training Services

Our clients are typically migrating to our platform from a competitive solution or are adopting their first online payroll and HCM solution. These organizations often have limited internal resources and rely on us to implement their payroll and HCM solutions. We typically implement our product suite within one to eight weeks, depending on the size and complexity of each client. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly configurable, easy-to-use products.

We offer clients the opportunity to utilize on-demand or in-class training designed to provide clients with general knowledge on our solutions. We also host an annual client conference for clients to learn about new products and features and allow clients to provide feedback and learn best practices.

Client Service

Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2019, 2020 and 2021. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing clients with knowledgeable resources who understand the client’s business, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provide industry content and Paylocity product and service information.

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

Clients

Excluding clients acquired through acquisitions, as of June 30, 2021, we provided our payroll and HCM software solutions to approximately 28,750 clients, across the U.S. The rate at which we add clients is variable period-to-period and is also seasonal as many clients switch solutions during the first calendar quarter of each year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2019, 2020 and 2021, no client accounted for more than 1% of our revenues.

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

Referral Network

As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2021, more than 25% of our new client revenue originated by referrals from participants in our referral network.

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

Partner Ecosystem

We have developed a partner ecosystem of third-party systems, such as 401(k), benefits and insurance provider systems, with whom we provide automated data integration for their clients. These third-party providers require certain financial, payroll and other employee demographic information from their clients to efficiently provide their respective services. After securing authorization from the client, we exchange data with these providers. In turn, these third-party providers supply data to us, which allows us to deliver comprehensive HR and benefit management services to our clients. We believe our partnerships with these third parties are an important part of their service offerings. We have also developed our solutions to integrate with a variety of other systems used by our clients, such as accounting, point of sale, banking, expense management, recruiting, background screening and skills assessment solutions.

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

We use multiple cloud hosting and third-party data center providers to host our solutions, including data centers in Franklin Park, Illinois and Kenosha, Wisconsin (for backup and disaster recovery). We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.

Competition

The market for payroll and HCM solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.

We believe the principal competitive factors on which we compete in our market include the following:

●	Solutions built to connect with today’s workforce;

●	Comprehensive payroll and HCM product suite on a single platform;

●	Breadth and depth of product functionality;

●	Configurability and ease of use of our solutions;

●	Modern, mobile, intuitive and consumer-oriented user experience;

●	Benefits of a cloud-based technology platform;

●	Ability to innovate and respond to client needs rapidly;

●	Domain expertise in payroll and HCM;

●	Quality of implementation and client service;

●	Ease of implementation;

●	Real-time web-based payroll processing; and

●	Access to a wide variety of complementary third-party service providers.

We believe that we compete favorably on these factors and our ability to remain competitive will largely depend on the success of our continued investment in sales and marketing, research and development and implementation and client services.

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

Research and development costs, including research and development costs that were capitalized, were $73.6 million, $91.0 million and $108.5 million for the years ended June 30, 2019, 2020 and 2021, respectively.

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

Governmental Regulation

As a provider of payroll and HCM solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal and state government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. These include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act, the Affordable Care Act, state breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act and the Illinois Biometric Information Privacy Act. Further, because some of our clients have international operations, the European Union’s General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.

In addition, many of our solutions are designed to assist clients with their compliance with certain U.S. federal, state and local laws and regulations that apply to them. As such, our products and services may become subject to increasing and/or changing regulatory requirements, including changes in tax, benefit and other laws, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might reduce or eliminate the need for some of our products and services, block us from developing new products and services or have an adverse effect on the functionality and acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed.

Our ability to comply with and address the continuously evolving requirements and regulations applicable to our business depends on a variety of factors, including the functionality and design of our solutions and the manner in which our clients and their employees utilize them. We have implemented operating policies and procedures to protect the accuracy, privacy and security of our clients’ and their employees’ information and voluntarily undergo certain periodic audits and examinations and maintain certain certifications to demonstrate our commitment to regulatory compliance.

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for information regarding changes in laws and regulations that could have a materially adverse effect on our business, operating results or financial condition.

Human Capital

As a leading provider of cloud-based HR and payroll software, we are committed to delivering the most modern suite of solutions that drive employee engagement and a more connected culture for both our clients and our employees. Our CEO, together with our senior executive team and Board of Directors, drive our human capital strategy including key initiatives related to our employees and company culture.

For additional information regarding our human capital initiatives, we encourage investors and other users of this Annual Report on Form 10-K to visit our Corporate Social Responsibility website at https://www.paylocity.com/who-we-are/about-us/corporate-responsibility/. The information contained on this website is not incorporated by reference into this Annual Report on Form 10-K.

As of June 30, 2021, our workforce consisted of approximately 4,150 employees, substantially all of which were employed on a full-time basis in the United States.

Culture & Engagement

At Paylocity, we strive to be an organization where every employee has a voice, feels welcomed and is empowered to do their best work. Our core values drive our culture – we believe in earning it every day, that growth fuels opportunity, thinking next generation, living the reputation, and being unbeatable together. Our core values serve as the foundation from which we create an engaging culture for our employees, how we train and develop our teams and how we identify the right talent for our organization. Our approach to drive a strong culture and employee engagement has been validated externally as Paylocity has been named a certified Great Place To Work on multiple occasions.

We support a number of employee resource groups (“ERGs”) including PCTY Equality, which focuses on fostering a positive work environment and providing support for employees and allies of the LGBTQ+ community, PCTY Virtual Connect, which helps bring our remote employees closer together, our PCTY OneWorld group, which fosters an inclusive work environment and provides support for our employees of diverse ethnic backgrounds, PCTY Sheroes, which supports and celebrates women, and PCTY Sustainability, whereby our employees promote initiatives to operate our business and facilities to conserve energy, water and raw materials. Each of these groups are organized to give employees the chance to build community and connections, voice their ideas and perspectives, personally develop and grow, and shape our culture to make a difference at work and in our local communities.

Diversity & Inclusion

Dedication to diversity, equity, and inclusion (“DE&I”) is foundational to our culture. Led by our Chief Diversity Officer and Diversity Leadership Council, we remain committed to increasing the representation of minority groups within our organization, including in leadership roles, and we directly focus on these goals within our talent acquisition and employee development efforts. Our focus includes attracting diverse candidates to our organization while also investing in professional development and mentorship programs focused on underrepresented employee groups.

As of June 30, 2021, approximately 49% of our employees identified as female and 31% of our employees were made up of underrepresented minorities. As of June 30, 2021, approximately 43% of director roles and above were held by a female and 17% of our director roles and above were held by underrepresented minorities. The tables below provide metrics regarding the composition of our workforce as of June 30, 2021.

	Overall Workforce
Ethnicity	All	Female	Male	*Undisclosed
White	69.0%	47.7%	52.3%	—%
Hispanic & Latinx	11.0%	50.8%	49.2%	—%
Black or African American	7.4%	59.2%	40.8%	—%
Asian & Indian	5.4%	47.5%	52.5%	—%
Multiracial	3.5%	52.8%	47.2%	—%
Native Hawaiian or Pacific Islander	0.3%	38.5%	61.5%	—%
American Indian or Alaska Native	0.3%	53.8%	46.2%	—%
Undisclosed*	3.1%	33.3%	63.4%	3.3%
Overall	100.0%	48.6%	51.3%	0.1%

	Leadership**
Ethnicity	All	Female	Male	*Undisclosed
White	83.5%	43.0%	57.0%	—%
Hispanic & Latinx	1.0%	100.0%	—%	—%
Black or African American	1.9%	100.0%	—%	—%
Asian & Indian	10.7%	27.3%	72.7%	—%
Multiracial	—%	—%	—%	—%
Native Hawaiian or Pacific Islander	—%	—%	—%	—%
American Indian or Alaska Native	—%	—%	—%	—%
Undisclosed*	2.9%	33.3%	66.7%	—%
Overall	100.0%	42.7%	57.3%	—%

*Individuals preferred to not disclose an ethnicity and/or gender

**Defined as individuals in director-level positions and above

To support our DE&I efforts, we are launching a curriculum of learning and training content known as “BRIDGE” (Belonging, Respect, Inclusion, Diversity, Generosity, and Equity), that delivers training content related to topics such as unconscious bias, inclusive leadership and building diverse teams. Our curriculum is designed with the needs of both our employees and clients in mind, with content widely available via Community, our internally developed social collaboration platform.

Learning & Development

As a 2021 Association for Talent Development 100 Best Training organization, we are committed to creating industry leading talent development and leadership programs that support the professional growth of our employees. In addition to other programs throughout our organization, we provide our operations team with an immersive scenario-based training program and our salesforce with an intensive learning experience on our go-to-market sales strategy and process. Through our internally developed Learning Management System (“LMS”) with Video Premium, we enable employees to share knowledge through self-recorded sessions, which complements our library of more than 600 internal courses.

Talent Acquisition & Compensation

We focus diligently on attracting a diverse pool of talented candidates that can help us achieve our short and long-term goals as an organization. Our philosophy of “talent anywhere” focuses on identifying the right individuals for our business, regardless of where they are located geographically. For Paylocity, the right talent is someone who embodies our values, has an innate curiosity to learn and grow with our business, and has a diverse perspective on how best to accomplish our goals.

Our compensation approach is centered around a philosophy that allows us to compete for and retain the right talent to grow our organization, while being consistent and equitable. Our total rewards program includes competitive pay, an employee stock purchase program, the ability to receive a portion of earned wages before the end of the payroll cycle through our On-Demand Payment product, market competitive retirement benefits, paid time off, the ability to consolidate and refinance federal and private student loans, interest free employee loans and many other benefits. Retaining talent is key to our compensation strategy, and we provide time-based restricted stock grants to certain employees based on role. We partner with best-in-class organizations to ensure that we utilize the most current data to serve as a foundation of our compensation strategy.

We are also committed to supporting the health and wellbeing of our employees and offer a multitude of resources to assist in these efforts. In addition to traditional benefit offerings, we provide all employees with innovative perks and benefits that help to support their health and overall wellbeing. Such offerings include paid parental leave, adoption assistance, health advocacy services, personalized training to measure and improve resiliency and mental health, paid time off to volunteer, tuition reimbursement and many others.

PCTY Gives

Giving back to our local communities takes many forms at Paylocity. Through PCTY Gives, we mobilize our technology, people and resources across the country through in-kind donations, our Elevate Your Passions (“EYP”) Grant Program, Volunteers in Action paid time-off, signature program funding and many other initiatives. To support our employees and their communities, each quarter we donate to a qualified 501 (c)(3) charity nominated by our employees through the EYP program. In addition to local charities, Paylocity partners with national organizations such as Big Brothers Big Sisters of America, Blessings in a Backpack and American Red Cross. To support the children of Paylocity employees, the Peter J. McGrail Scholarship program, named after our late CFO, provides higher education tuition assistance for selected participants.

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

Risks Related to our Business and Industry

Our quarterly operating results have fluctuated in the past and may continue to fluctuate due to a variety of factors, many of which are outside of our control.

Our number of new clients typically increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new clients prefer to start using our payroll and human capital management, or HCM, solutions at the beginning of a calendar year. Client funds and year-end activities are also traditionally higher during our third fiscal quarter. As a result, our total revenue and expenses have historically grown disproportionately during our third fiscal quarter as compared to other quarters. Due to this seasonality in our business, quarter-to-quarter comparisons of our operations are not necessarily meaningful and such comparisons should not be relied upon as indications of future performance. Additionally, fluctuation in quarterly results may negatively impact the price of our common stock.

In addition to other risk factors listed within this “Risk Factors” section of this Annual Report on Form 10-K, some other important factors that may cause fluctuations in our quarterly operating results include the following:

●	The extent to which our products achieve or maintain market acceptance;

●	Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;

●	Competitive pressures and the introduction of enhanced products and services from competitors;

●	Changes in client budgets and procurement policies;

●	The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;

●	The number of our clients’ employees;

●	Timing of recognition of revenues and expenses;

●	Client renewal rates;

●	Seasonality in our business;

●	Technical difficulties with our products or interruptions in our services;

●	Our ability to hire and retain qualified personnel;

●	A repeal of or changes to the laws and regulations related to the products and services which we offer;

●	Changes in accounting principles;

●	Changes in interest rates;

●	Business disruptions caused by public health issues such as the coronavirus disease (“COVID-19”) pandemic; and

●	Unforeseen legal expenses, including litigation and settlement costs.

In addition, a significant portion of our operating expenses are related to compensation and other items which are relatively fixed in the short-term, and we plan expenditures based in part on our expectations regarding future needs and opportunities. Accordingly, changes in our business or revenue shortfalls could decrease our gross and operating margins and could negatively impact our operating results from period to period.

Changes in regulatory laws or requirements applicable to our software and services could impose increased costs on us, delay or prevent our introduction of new products and services and impair the function or value of our existing products and services.

Our products and services may become subject to increasing and/or changing regulatory requirements, including changes in tax, benefit and other laws, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might reduce or eliminate the need for some of our products and services, block us from developing new products and services or have an adverse effect on the functionality and acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also impact how we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. Should any state or federal regulators determine that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results or financial condition.

If we do not continue to innovate and deliver high-quality, technologically advanced products and services, we will not remain competitive and our revenue and operating results could suffer.

The market for our solutions is characterized by rapid technological advancements, changes in client requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors, or development of entirely new technologies to replace existing offerings could limit the demand for our existing or future solutions and undermine our current market position.

Our success depends in substantial part on our continuing ability to provide products and services that organizations will find superior to our competitors’ offerings and will continue to use. We intend to continue to invest significant resources in research and development to enhance our existing products and services and introduce new high-quality products that clients will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis or to effectively bring new products to market, our revenue and operating results may suffer.

Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy and sustaining our revenue growth rates.

We have and we believe we will continue to experience rapid revenue and client base growth. However, the growth in our number of clients puts significant demands on our business, requires increased capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. We must also expand and develop our network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, which represent a significant source of referrals of potential clients for our products and implementation services. Failure to effectively manage our growth could adversely impact our business and results of operations. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy.

The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for payroll and HCM solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.

Several of our competitors are larger, have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, or other terms and conditions that are more enticing to potential clients. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations, or client requirements.

In addition, current and potential competitors have established, and might in the future establish, partner or form other cooperative relationships with vendors of complementary products, technologies or services to enable them to offer new products and services, to compete more effectively or to increase the availability of their products in the marketplace. New competitors or relationships might emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. In light of these advantages, current or potential clients might accept competitive offerings in lieu of purchasing our offerings. We expect competition to continue for these reasons, and such competition could negatively impact our sales, profitability or market share.

If we fail to manage our technical operations infrastructure, including operation of our data centers, our existing clients may experience service outages and our new clients may experience delays in the deployment of our modules.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our data centers and other operations infrastructure to meet the needs of our clients. We also seek to maintain excess capacity to support new client deployments and the expansion of existing client deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our modules. We may experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses. If our operations infrastructure fails to keep pace with increased sales, clients may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenues.

In addition, our ability to deliver our cloud-based modules depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. We may experience future interruptions and delays in services and availability from time to time. Any interruption may affect the availability, accuracy, or timeliness in our services and could damage our reputation, cause our clients to terminate their use of our software, require us to indemnify our clients against certain losses due to our own errors and prevent us from gaining additional business from current or future clients. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:

●	Damage from fire, power loss, natural disasters, pandemics and other force majeure events outside our control;

●	Communications failures;

●	Software and hardware errors, failures and crashes;

●	Security breaches, computer viruses, hacking, worms, malware, ransomware, denial-of-service attacks and similar disruptive problems; and

●	Other potential interruptions.

We use multiple cloud hosting and third-party data center providers to host our solutions, including data centers in Franklin Park, Illinois and Kenosha, Wisconsin (for backup and disaster recovery). We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations (such as a hardware or other supply chain disruption), with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. Any changes in service levels at our third-party data center or any errors, defects, disruptions or other performance problems with our modules could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

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

Our payroll processing business involves the movement of significant funds from the account of a client to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the employer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance funds to cover such obligations. Depending on the magnitude of such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.

Our business could be negatively impacted by disruptions in the operations of third-party providers.

We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients, and any disruptions in their operations that impact their ability to successfully perform their tasks may negatively impact our business.

We also currently have agreements with eleven major U.S. banks to execute ACH and wire transfers to support our client payroll, benefit and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If a material number of these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our business.

We depend on our senior management team and other key employees, and the loss of these persons or an inability to attract and retain highly skilled employees, including product development, sales, implementation, client service and other technical persons, could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of product development, sales, client service, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.

We believe that to grow our business and be successful, we must continue to develop products that are technologically advanced, are highly integrable with third-party services, provide significant mobility capabilities and have pleasing and intuitive user experiences. To do so, we must attract and retain highly qualified personnel, particularly employees with high levels of experience in designing and developing software. We must also identify, recruit and train qualified sales, client service and implementation personnel in the use of our software. The amount of time it takes for our sales representatives, client service and implementation personnel to be fully trained and to become productive varies widely. Competition for skilled employees across the United States and globally is intense. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed. We follow a practice of hiring the best available candidates wherever located, but as we grow our business, the productivity of our product development and direct sales force may be adversely affected. In addition, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

Our software might not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Our payroll and HCM software is complex and may contain or develop undetected defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time to time, we have discovered defects or errors in our products. In addition, because changes in employer and legal requirements and practices relating to benefits, filing of tax returns and other regulatory reports are frequent, we may discover defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Defects and errors could also cause the information that we collect to be incomplete or contain inaccuracies that our clients, their employees and taxing and other regulatory authorities regard as significant.

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

Our agreements with our clients typically contain provisions intended to limit our exposure to such claims, but such provisions may not be effective in limiting our exposure. Contractual limitations we use may not be enforceable and may not provide us with adequate protection against product liability claims in certain jurisdictions. A successful claim for product or service liability brought against us could result in substantial cost to us and divert management’s attention from our operations. We also maintain insurance, but our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If third-party software used in our products is not adequately maintained or updated, our business could be materially adversely affected.

Some of our products utilize certain third-party software. Although we believe that there are alternatives for these products, any significant interruption in the availability of such third-party software could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost. Additionally, we rely, to a certain extent, upon such third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. We may be unable to replace the functionality provided by the third-party software currently offered in conjunction with our products in the event that such software becomes obsolete or incompatible with future versions of our products or is otherwise not adequately maintained or updated.

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

We may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. Factors that may negatively impact our operating results, business and financial position, without limitation include the following:

●	Inability to integrate or benefit from acquired technologies, operations, or services in a profitable manner;

●	Unanticipated costs or liabilities associated with the acquisition;

●	Difficulty converting the clients of the acquired business onto our modules and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

●	Diversion of management’s attention from other business concerns;

●	Adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;

●	The potential loss of key employees;

●	Use of resources that are needed in other parts of our business;

●	Use of substantial portions of our available cash to consummate the acquisition; and

●	Dilutive issuances of equity securities or the incurrence of debt.

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

Risks Related to Cybersecurity and Intellectual Property Rights

If our security measures are breached or unauthorized access to client data or funds is otherwise obtained, our solutions may be perceived as not being secure, clients may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems, the systems of our clients or use of confidential information we obtain during the normal course of our business could result in the unauthorized disclosure of confidential information, identity and financial theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. We have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties. However, if our security measures are breached, our business could be substantially harmed, and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such a breach to affected individuals (if required) can be substantial. In addition, if a high-profile security breach occurs with respect to an industry peer, our clients and potential clients may generally lose trust in the security of payroll and HCM modules. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines or other actions or liabilities which could materially and adversely affect our business and operating results.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. Our proprietary technologies are not covered by any patent or patent application. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries.

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

In order to protect our intellectual property rights, we may be required to spend significant resources, including cybersecurity resources, to monitor and protect these rights. Our intellectual property could be wrongfully acquired as a result of a cyberattack or other wrongful conduct by employees or third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or damage our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms, or at all. Although we do not expect that our inability to license this technology in the future would have a material adverse effect on our business or operating results, our inability to license this technology could adversely affect our ability to compete.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, others may claim that our modules and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. In connection with any such claim or litigation, we may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Risks Related to Legal and Regulatory Matters

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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Paylocity and our clients. In 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”), effective as of January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, passed in November 2020, that affords California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. In addition, the Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding and storage of “biometric identifiers” or “biometric information” by private entities, and provides a private right of action of persons who are aggrieved by violations of the regulation. All of these legislative and regulatory initiatives may adversely affect our clients’ ability to process, handle, store, use and transmit demographic and personal information regarding their employees and family members, which could reduce demand for our solutions.

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

The application of federal, state, and local tax laws to services provided electronically often involve complex issues and significant judgment. New or changes to existing income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our business, results of operations and financial condition due to the inherent cost increase.

Moreover, each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities to determine how to comply with that state’s rules and regulations. We cannot, however, assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we currently believe no such taxes are required. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we might be liable for past taxes and the associated interest and penalty charges, in addition to taxes going forward, which will adversely affect our business, sales activity, results of operations and financial condition.

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

Risks Related to Financial Matters

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

As of July 30, 2021, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 29.1% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price may be subject to wide fluctuations.

The market price of our common stock has experienced, and may continue to experience, wide fluctuations and increased volatility. Factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

●	Our operating performance and the operating performance of similar companies;

●	Announcements by us or our competitors of acquisitions, business plans or commercial relationships;

●	Any major change in our board of directors or senior management;

●	Publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	The public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	Sales of our common stock by our directors, executive officers and affiliates;

●	Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

●	Short sales, hedging and other derivative transactions in our common stock;

●	Threatened or actual litigation;

●	Public health issues such as the COVID-19 pandemic; and

●	Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including acts of God, war, incidents of terrorism, or other destabilizing events and the resulting responses to them).

In addition, the stock market in general and the market for software or technology-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

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

As of July 30, 2021, we had an aggregate of 54,601,434 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.

In addition, we have registered 19,253,893 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

General Risk Factors

Our business, results of operations and financial condition have been, and will continue to be, adversely impacted by the uncertainties and consequences stemming from the COVID-19 pandemic.

The spread of COVID-19 has continued to cause economic and individual uncertainty and disruption across the country and world. Many of our clients have also been unfavorably impacted by the COVID-19 pandemic, which is outside of our control, and as a result some clients have reduced employee headcount. If a significant number of our clients are unable to continue as viable businesses or otherwise are required to further reduce headcount, or we experience longer sales cycles, reduced demand for our solutions, clients failing to pay us under the terms of our agreements, lower renewal rates by our clients and increased competition, such factors could have an adverse impact on our business and financial condition. If the COVID-19 pandemic has a prolonged substantial impact on our employees, partners or clients, our results of operations and overall financial performance may be unfavorably impacted.

Our business depends on the overall demand for payroll and HCM software and services, and on the economic health of our current and prospective clients. The impacts of the COVID-19 pandemic on our business, clients, partners, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The spread, duration and severity of the pandemic as a public health matter and its impact on governments, businesses, society, our clients, our partners and our business;

●	The measures being taken by governments, businesses and society in response to the pandemic and their effectiveness, including the effectiveness of vaccine availability, distribution and adoption;

●	The scope and effectiveness of fiscal and monetary stimulus programs (such as the Payroll Protection Program) and other legislative and regulatory measures being implemented by federal, state and local governments;

●	The increase in business failures among our clients and other businesses;

●	The pace and extent to which our clients and other businesses recover and add employees and other compensated individuals; and

●	The willingness of current and prospective clients to invest in our products and services.

Any of these factors may impact our business unfavorably. While economic conditions have begun improving as vaccine distribution has accelerated in the United States, there can be no assurance that the economic recovery will continue or offset the uncertainty and instability resulting from the COVID-19 pandemic. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of June 30, 2021, our corporate headquarters occupied approximately 326,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 92,000 square feet in Lake Mary, Florida and approximately 69,000 square feet in Meridian, Idaho as other major operations centers. We lease other smaller facilities across the U.S. that serve as data centers, sales offices and distribution centers.

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

On July 30, 2021, the last reported sale price of our common stock on the NASDAQ Global Select Market was $207.46 per share, and there were 13 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2021 and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on June 30, 2016 and ending on June 30, 2021. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6. [Reserved]

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

The following discussion of our financial condition and results of operations covers fiscal 2021 and 2020 items and year-over-year comparisons between fiscal 2021 and 2020. Discussion of fiscal 2019 items and year-over-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 that was filed with the SEC on August 7, 2020.

Overview

We are a cloud-based provider of payroll and human capital management (“HCM”) software solutions. Our comprehensive product suite delivers a unified platform to create a modern workplace for our clients through automation, data-driven insights and engagement. Our product suite enables professionals to make strategic decisions in the areas of payroll, human capital management, workforce management, talent management, benefits, modern workforce solutions and analytics & insights, all while promoting a modern workplace and improving employee engagement.

Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. We believe payroll is the most critical system of record for organizations and an essential gateway to other HCM functionalities. We designed our cloud-based platform to provide a unified suite of modules using a multi-tenant architecture. Our solutions are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with over 400 related third-party systems, such as 401(k), benefits and insurance provider systems. We have invested in, and we intend to continue to invest in, research and development to expand our product offerings and advance our platform.

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

We also believe that delivering a positive service experience is an essential element of our ability to sell our solutions and retain our clients. We seek to develop deep relationships with our clients through our unified service model, which has been designed to meet the service needs of mid-market organizations. We expect to continue to invest in and grow our implementation and client service organization as our client base grows.

In order to continue to grow our business over the long term, we will continue to invest, across our entire organization. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments vary based on the rate at which we add new clients, add new personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.

Paylocity Holding Corporation is a Delaware corporation, which was formed in November 2013. Our business operations are conducted by our wholly owned subsidiaries.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (“COVID-19”) as a pandemic which has caused a global slowdown of economic activity. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our clients and general economic conditions, remain uncertain and difficult to predict. Many of our prospective and existing clients’ businesses have been impacted by stay-at-home, business closure and other restrictive orders, which has resulted in reduced employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Our business and financial performance may continue to be unfavorably impacted in future periods by a reduction in client employee counts, reduction in business confidence and activity, a decrease in payroll and HCM solutions spending by organizations, the pace of the macro-economic recovery or a continued low interest rate environment, among other factors. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K for risks related to the COVID-19 pandemic to our business and financial performance.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $467.6 million in fiscal 2019 to $561.3 million in fiscal 2020, representing a 20% year-over-year increase. Total revenues increased from $561.3 million in fiscal 2020 to $635.6 million in fiscal 2021, representing a 13% year-over-year increase. During fiscal 2021, total revenue growth was impacted by the ongoing effects from the COVID-19 pandemic. Our revenue growth in future periods may continue to be impacted by a reduction in client employee counts, potential increases in client losses, a continued low interest rate environment and the pace of the macro-economic recovery, among other factors.

Client Count Growth

We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our payroll and HCM software solutions from approximately 20,200 as of June 30, 2019 to approximately 28,750 as of June 30, 2021, representing a compound annual growth rate of approximately 19%. The table below sets forth the total number of clients using our payroll and HCM software solutions for the periods indicated, rounded to the nearest fifty.

	Year Ended June 30,
	2019	2020	2021
Client Count	20,200	24,450	28,750

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

●Adjusted EBITDA does not reflect our ongoing or future requirements for capital expenditures;

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

Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2019	2020	2021

	(in thousands)
Adjusted Gross Profit	$336,247	$404,797	$447,904
Adjusted EBITDA	$134,047	$159,775	$170,028

	Year Ended June 30,
	2019	2020	2021

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$313,782	$379,319	$416,329
Amortization of capitalized internal-use software costs	16,921	19,261	23,227
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	5,544	6,217	8,348
Adjusted Gross Profit	$336,247	$404,797	$447,904

	Year Ended June 30,
	2019	2020	2021

	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$53,823	$64,455	$70,819
Interest expense	—	695	1,002
Income tax expense (benefit)	4,223	2,663	(13,715)
Depreciation and amortization expense	34,564	37,913	42,972
EBITDA	92,610	105,726	101,078
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	41,014	50,364	67,059
Other items*	423	3,685	1,891
Adjusted EBITDA	$134,047	$159,775	$170,028

* Represents nonrecurring costs including lease exit and acquisition-related costs of $0.4 million, $1.6 million and $1.9 million incurred during the years ended June 30, 2019, 2020 and 2021, respectively, and the settlement of a certain legal matter and related litigation costs of $2.1 million during the year ended June 30, 2020.

Basis of Presentation

Revenues

Recurring and Other Revenue

Beginning in fiscal 2020, we simplified the presentation of revenue. Recurring fees and Implementation services and other have been combined into one revenue line: Recurring and other revenue. We changed the presentation of revenue as Implementation services and other has become a smaller component of our overall revenue mix as our HCM suite has become a larger part of the portfolio. Previously reported results for the year ended June 30, 2019 have been reclassified to conform to the current presentation.

We derive the majority of our revenues from recurring fees attributable to our cloud-based payroll and HCM software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our payroll and HCM solutions. Implementations of our payroll solutions typically require only one to eight weeks, depending on the size and complexity of each client, at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Our average client size has continued to be over 100 employees.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months. Recurring and other revenue accounted for approximately 96%, 97% and 99% of our total revenues during the years ended June 30, 2019, 2020 and 2021, respectively.

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

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $16.9 million, $19.3 million and $23.2 million of capitalized internal-use software costs in fiscal 2019, 2020 and 2021, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses, benefits, marketing expenses and other related costs. Our sales personnel earn commissions and bonuses for attainment of certain performance criteria based upon new sales throughout the fiscal year. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients and amortize them over a period of 7 years.

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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2019, 2020 and 2021.

	Year Ended June 30,
	2019	2020	2021

	(in thousands)
Capitalized portion of research and development	$23,313	$28,187	$31,744
Expensed portion of research and development	50,329	62,766	76,707
Total research and development	$73,642	$90,953	$108,451

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

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including wages, stock-based compensation, bonuses and benefits for our finance and accounting, legal, information systems, human resources and other administrative departments. Additional expenses include consulting and professional fees, occupancy costs, insurance and other corporate expenses. We expect our general and administrative expenses to continue to increase in absolute dollars as our company continues to grow.

Other Income (Expense)

Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents and corporate investments, net of losses on disposals of property and equipment and interest expense related to our revolving credit facility.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2019	2020	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$447,752	$546,212	$631,725
Interest income on funds held for clients	19,881	15,117	3,902
Total revenues	467,633	561,329	635,627
Cost of revenues	153,851	182,010	219,298
Gross profit	313,782	379,319	416,329
Operating expenses:
Sales and marketing	112,599	145,134	161,808
Research and development	50,329	62,766	76,707
General and administrative	94,630	105,248	119,771
Total operating expenses	257,558	313,148	358,286
Operating income	56,224	66,171	58,043
Other income (expense)	1,822	947	(939)
Income before income taxes	58,046	67,118	57,104
Income tax expense (benefit)	4,223	2,663	(13,715)
Net income	$53,823	$64,455	$70,819

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2019	2020	2021
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	96%	97%	99%
Interest income on funds held for clients	4%	3%	1%
Total revenues	100%	100%	100%
Cost of revenues	33%	32%	35%
Gross profit	67%	68%	65%
Operating expenses:
Sales and marketing	24%	26%	25%
Research and development	11%	11%	12%
General and administrative	20%	19%	19%
Total operating expenses	55%	56%	56%
Operating income	12%	12%	9%
Other income (expense)	0%	0%	0%
Income before income taxes	12%	12%	9%
Income tax expense (benefit)	0%	1%	(2)%
Net income	12%	11%	11%

Comparison of Fiscal Years Ended June 30, 2019, 2020 and 2021

Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$	%	$	%
Recurring and other revenue	$447,752	$546,212	$631,725	$98,460	22%	$85,513	16%
Percentage of total revenues	96%	97%	99%
Interest income on funds held for clients	$19,881	$15,117	$3,902	$(4,764)	(24)%	$(11,215)	(74)%
Percentage of total revenues	4%	3%	1%

Recurring and Other Revenue

Recurring and other revenue for the year ended June 30, 2021 increased by $85.5 million, or 16%, to $631.7 million from $546.2 million for the year ended June 30, 2020. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients, partially offset by a reduction in client employees on our platform due to the ongoing impact from COVID-19. Excluding clients acquired through acquisitions, the number of clients using our payroll and HCM software solutions at June 30, 2021 increased by 18% to approximately 28,750 from approximately 24,450 at June 30, 2020.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the year ended June 30, 2021 decreased by $11.2 million, or 74%, to $3.9 million from $15.1 million for the year ended June 30, 2020. Interest income on funds held for clients decreased primarily as a result of lower average interest rates due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base.

Cost of Revenues

($ in thousands)

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$ %		$ %
Cost of revenues	$153,851	$182,010	$219,298	$28,159	18%	$37,288	20%
Percentage of total revenues	33%	32%	35%
Gross margin	67%	68%	65%

Cost of revenues for the year ended June 30, 2021 increased by $37.3 million, or 20%, to $219.3 million from $182.0 million for the year ended June 30, 2020. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $25.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $5.4 million in delivery and other processing-related fees, $4.0 million in increased internal-use software amortization and $2.0 million of additional stock-based compensation associated with our equity plan. Gross margin decreased from 68% in fiscal 2020 to 65% in fiscal 2021, primarily due to COVID-19 related headwinds and a near zero interest rate environment.

Operating Expenses

($ in thousands)

Sales and Marketing

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$ %		$ %
Sales and marketing	$112,599	$145,134	$161,808	$32,535	29%	$16,674	11%
Percentage of total revenues	24%	26%	25%

Sales and marketing expenses for the year ended June 30, 2021 increased by $16.7 million, or 11%, to $161.8 million from $145.1 million for the year ended June 30, 2020. The increase in sales and marketing expense was primarily the result of additional employee-related costs, including those incurred to expand our sales team, partially offset by reduced overall spending on travel and entertainment.

Research and Development

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$ %		$ %
Research and development	$50,329	$62,766	$76,707	$12,437	25%	$13,941	22%
Percentage of total revenues	11%	11%	12%

Research and development expenses for the year ended June 30, 2021 increased by $13.9 million, or 22%, to $76.7 million from $62.8 million for the year ended June 30, 2020. The increase in research and development expenses was primarily the result of $13.0 million of additional employee-related costs related to additional development personnel and $3.0 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $2.9 million.

General and Administrative

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$ %		$ %
General and administrative	$94,630	$105,248	$119,771	$10,618	11%	$14,523	14%
Percentage of total revenues	20%	19%	19%

General and administrative expenses for the year ended June 30, 2021 increased by $14.5 million, or 14%, to $119.8 million from $105.2 million for the year ended June 30, 2020. The increase in general and administrative expense was primarily the result of $8.8 in additional stock-based compensation associated with our equity incentive plan, $3.6 million of additional employee-related costs, $1.3 million in additional amortization of acquired intangible assets and $1.2 million of increased occupancy costs. Stock-based compensation expense for the year ended June 30, 2021 was higher than the year ended June 30, 2020 due to the impact of COVID-19 on performance targets starting from the third quarter of fiscal 2020 and the modification of certain performance awards during the first quarter of fiscal 2021. See Note 15 of the Notes to Consolidated financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this annual Report on Form 10-K for further details.

Other Income (Expense)

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$ %		$ %
Other income (expense)	$1,822	$947	$(939)	$(875)	(48)%	$(1,886)	(199)%
Percentage of total revenues	0%	0%	0%

Other income (expense) for the year ended June 30, 2021 decreased by $1.9 million as compared to the year ended June 30, 2020. The change in other income (expense) was primarily due to lower interest income earned on our cash and cash equivalents and corporate investments and increased interest expense related to our revolving credit facility.

Income Tax Expense (Benefit)

				Change from		Change from
	Year Ended June 30,			2019 to 2020		2020 to 2021
	2019	2020	2021	$	%	$ %
Income tax expense (benefit)	$4,223	$2,663	$(13,715)	$(1,560)	(37)%	$(16,378) *
Percentage of total revenues	0%	1%	(2)%
*	Not Meaningful

The difference in income tax expense (benefit) for the year ended June 30, 2021 as compared to the year ended June 30, 2020 was primarily due to increased deductions related to stock-based compensation and research and development credits, partially offset by an increase to the valuation allowance.

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

Revenue Recognition

We apply Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”), whereby we recognize revenue when we transfer control of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to for those goods or services.

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

Internal-use software is amortized on a straight-line basis, generally over a 24 or 36-month period. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment to capitalized internal-use software during the years ended June 30, 2019, 2020 or 2021. We capitalized $23.3 million, $28.2 million, and $31.7 million of internal-use software costs for the years ended June 30, 2019, 2020 and 2021, respectively, including stock-based compensation costs of $2.8 million, $2.4 million and $2.6 million for the years ended June 30, 2019, 2020 and 2021, respectively. We amortized $16.9 million, $19.3 million, and $23.2 million of capitalized internal-use software costs for the years ended June 30, 2019, 2020 and 2021, respectively. In fiscal 2019, fiscal 2020 and fiscal 2021, we developed significant additional functionality in several of our modules. This development resulted in an increase in capitalized internal-use software costs in fiscal 2021 as compared to fiscal 2020 and in fiscal 2020 as compared to fiscal 2019.

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level. If the fair value of the reporting unit is less than its carrying amount, we would record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We perform our annual impairment review of goodwill in our fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2019, 2020 or 2021 as a result of our qualitative assessments over our single reporting segment.

Intangible assets are primarily comprised of acquired client relationships, proprietary technology, trade name and non-solicitation agreements and are reported net of accumulated amortization on the Consolidated Balance Sheets.

Client relationships use the straight-line method of amortization over a five to nine-year time frame from the date of acquisition, while proprietary technology and trade names use the straight-line method of amortization over a five-year period from the date of acquisition. Non-solicitation agreements use the straight-line method of amortization over the term of the related agreements. Amortization expense associated with our intangible assets was $2.3 million, $2.5 million and $3.8 million during the years ended June 30, 2019, 2020 and 2021, respectively. We test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no such events or changes in circumstances during the years ended June 30, 2019, 2020 or 2021.

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

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2021, our principal sources of liquidity were $202.3 million of cash and cash equivalents and $4.5 million of total corporate investments. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In the fourth quarter of fiscal 2020, we borrowed $100.0 million under this credit facility, which we repaid in the third quarter of fiscal 2021. Refer to Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the credit agreement and borrowing activity.

We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, asset-backed debt securities, corporate debt issuances and U.S. Treasury securities with credit quality ratings of A-1 or higher. We had no investments in unrealized loss positions as of June 30, 2021.

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

Funds held for clients and client fund obligations will vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven major U.S. banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle all transaction volumes for the foreseeable future. We primarily collect fees for our services via ACH transactions at the same time we debit the client’s account for payroll and tax obligations and thus are able to reduce collectability and accounts receivable risks.

We believe our current cash and cash equivalents, corporate investments, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.

Cash Flows

The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2019	2020	2021
Net cash provided by operating activities	$115,032	$112,655	$124,850
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(250,685)	(400,343)	—
Proceeds from sales and maturities of available-for-sale securities	246,243	410,593	101,467
Capitalized internal-use software costs	(20,142)	(25,715)	(28,594)
Purchases of property and equipment	(11,280)	(16,578)	(9,461)
Lease allowances used for tenant improvements	(7,480)	—	—
Acquisition of business, net of cash acquired	—	(16,714)	(14,992)
Net cash provided by (used in) investing activities	(43,344)	(48,757)	48,420
Cash flows from financing activities:
Net change in client fund obligations	168,855	(67,165)	432,373
Borrowings under credit facility	—	100,000	—
Repayment of credit facility	—	—	(100,000)
Payment of contingent consideration	(1,000)	—	—
Repurchases of common shares	(34,991)	—	—
Proceeds from exercise of stock options	85	—	146
Proceeds from employee stock purchase plan	5,982	8,901	12,214
Taxes paid related to net share settlement of equity awards	(24,207)	(38,943)	(64,191)
Payment of debt issuance costs	—	(701)	(64)
Net cash provided by financing activities	114,724	2,092	280,478
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$186,412	$65,990	$453,748

Operating Activities

Net cash provided by operating activities was $115.0 million, $112.7 million and $124.9 million for the years ended June 30, 2019, 2020 and 2021, respectively.

The increase in net cash provided by operating activities from fiscal 2020 to fiscal 2021 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit).

Investing Activities

Net cash provided by (used in) investing activities was $(43.3) million, ($48.8) million and $48.4 million, for the years ended June 30, 2019, 2020 and 2021, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The increase in net cash provided by (used in) investing activities from fiscal 2020 to fiscal 2021 was primarily due to a decrease in purchases of available-for-sale securities and other of $400.3 million during the year ended June 30, 2021 as compared to the year ended June 30, 2020 and $7.1 million in fewer purchases of purchases of property and equipment, partially offset by a decrease in proceeds from sales and maturities of available-for-sale securities of $309.1 million.

Financing Activities

Net cash provided by financing activities was $114.7 million, $2.1 million and $280.5 million for the years ended June 30, 2019, 2020 and 2021, respectively. The change in net cash provided by financing activities from fiscal 2020 to fiscal 2021 was primarily the result of an increase of $499.5 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by certain borrowing activities and $25.2 million in additional taxes paid related to net share settlement of equity awards during the year ended June 30, 2021 as compared to the year ended June 30, 2020. In fiscal 2020, we borrowed $100.0 million under our credit facility that we fully repaid in fiscal 2021. We did not borrow any additional amounts during fiscal 2021.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at June 30, 2021:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$90,008	$10,192	$19,392	$18,459	$41,965
Purchase obligations	23,579	15,888	6,904	787	—
	$113,587	$26,080	$26,296	$19,246	$41,965

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $11.3 million, $16.6 million and $9.5 million for the years ended June 30, 2019, 2020 and 2021, respectively, exclusive of capitalized internal-use software costs of $20.1 million, $25.7 million, and $28.6 million for the same periods, respectively. We also spent $7.5 million in fiscal 2019 on capital expenditures for which we received reimbursement for tenant improvement allowances.

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

Interest Rate Risk

As of June 30, 2021, we had cash and cash equivalents of $202.3 million, total corporate investments of $4.5 million and funds held for clients of $1,759.7 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including asset-backed securities and corporate debt securities which were classified as available-for-sale securities as of June 30, 2021. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

In a falling rate environment, a decline in interest rates would decrease our interest income earned on both cash and cash equivalents and funds held for clients. An increase in the overall interest rate environment may cause the market value of our investments in fixed rate available-for-sale securities to decline. If we are forced to sell some or all of these securities at lower market values, we may incur investment losses. However, because we classify all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded credit impairment losses on our portfolio to date.

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of June 30, 2021. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of June 30, 2021, there were no amounts drawn on the credit facility as we had repaid $100.0 million in borrowings previously outstanding. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-28 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2021.

Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2021, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed with Report

(1)    Financial Statements.

(2)    Exhibits.

The information required by this Item is set forth on the Exhibit Index immediately following this page.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	First Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-193661	3.2	February 14, 2014

3.2	Amended and Restated By-Laws of the Registrant.	10-K	001-36348	3.2	August 11, 2017

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2*	Description of Securities.

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.2.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.2.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.3†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.3.1†	Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36348	10.1	August 18, 2020

10.4†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.5†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.6	Office Lease between 3850 Wilke LLC and Paylocity Corporation, dated January 12, 2007.	S-1	333-193661	10.8	January 30, 2014

10.7.1	Amendment to Office Lease, dated January 5, 2011.	S-1	333-193661	10.8.1	January 30, 2014

10.7.2	Amendment to Office Lease, dated May 6, 2013.	S-1	333-193661	10.8.2	January 30, 2014

10.7.3	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.8†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.9†	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.	10-K	001-36348	10.11	August 12, 2016

10.10†	Executive Employment Agreement between Paylocity Corporation and Edward W. Gaty, dated August 8, 2016.	8-K	001-36348	10.1	August 9, 2016

10.11†	Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated September 18, 2017.	10-Q	001-36348	10.1	November 3, 2017

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 56 to this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 6, 2021

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

Signature	Title	Date

/s/ Steven R. Beauchamp	Chief Executive Officer (Principal Executive Officer) and Director	August 6, 2021
Steven R. Beauchamp

/s/ Toby J. Williams	Chief Financial Officer (Principal Financial Officer)	August 6, 2021
Toby J. Williams

/s/ Andrew Cappotelli	Chief Accounting Officer (Principal Accounting Officer)	August 6, 2021
Andrew Cappotelli

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 6, 2021
Steven I. Sarowitz

/s/ Virginia G. Breen	Director	August 6, 2021
Virginia G. Breen

/s/ Ellen Carnahan	Director	August 6, 2021
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 6, 2021
Jeffrey T. Diehl

/s/ Robin L. Pederson	Director	August 6, 2021
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 6, 2021
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 6, 2021
Kenneth B. Robinson

/s/ Ronald V. Waters, III	Director	August 6, 2021
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Paylocity Holding Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, effective July 1, 2019.

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

Capitalized internal-use software development costs

As discussed in Notes 2(h) and 7 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company's capitalized internal-use software asset, net of accumulated amortization was $45 million as of June 30, 2021. The Company capitalized $32 million of internal-use software costs during the year ended June 30, 2021.

We identified the determination of capitalized internal-use software development costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects met the capitalization criteria.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control related to the determination of which software development projects met the capitalization criteria. For a selection of current year capitalized software costs, we evaluated the Company's determination to capitalize the costs by reading the Company's analysis and discussing the objective and status of the projects with IT department management. We also assessed a sample of the Company's capitalized costs by confirming the nature of the activities performed with individual software developers.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois
August 6, 2021

PAYLOCITY HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

	As of June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$250,851	$202,287
Corporate investments	34,556	4,456
Accounts receivable, net	4,923	6,267
Deferred contract costs	32,332	44,230
Prepaid expenses and other	13,188	15,966
Total current assets before funds held for clients	335,850	273,206
Funds held for clients	1,327,304	1,759,677
Total current assets	1,663,154	2,032,883
Capitalized internal-use software, net	36,501	45,018
Property and equipment, net	66,737	59,835
Operating lease right-of-use assets	48,658	43,984
Intangible assets, net	13,360	13,027
Goodwill	21,655	33,650
Long-term deferred contract costs	125,711	170,663
Long‑term prepaid expenses and other	4,917	4,223
Deferred income tax assets	4,955	11,602
Total assets	$1,985,648	$2,414,885

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,755	$4,230
Accrued expenses	79,881	103,109
Total current liabilities before client fund obligations	81,636	107,339
Client fund obligations	1,327,304	1,759,677
Total current liabilities	1,408,940	1,867,016
Long-term debt	100,000	—
Long-term operating lease liabilities	73,299	67,201
Other long-term liabilities	1,747	1,958
Deferred income tax liabilities	8,754	1,780
Total liabilities	$1,592,740	$1,937,955
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2020 and June 30, 2021	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2020 and June 30, 2021; 53,792 shares issued and outstanding at June 30, 2020 and 54,594 shares issued and outstanding at June 30, 2021	54	55
Additional paid-in capital	227,907	241,718
Retained earnings	164,272	235,091
Accumulated other comprehensive income	675	66
Total stockholders' equity	$392,908	$476,930
Total liabilities and stockholders’ equity	$1,985,648	$2,414,885

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended June 30,
	2019	2020	2021
Revenues:
Recurring and other revenue	$447,752	$546,212	$631,725
Interest income on funds held for clients	19,881	15,117	3,902
Total revenues	467,633	561,329	635,627
Cost of revenues	153,851	182,010	219,298
Gross profit	313,782	379,319	416,329
Operating expenses:
Sales and marketing	112,599	145,134	161,808
Research and development	50,329	62,766	76,707
General and administrative	94,630	105,248	119,771
Total operating expenses	257,558	313,148	358,286
Operating income	56,224	66,171	58,043
Other income (expense)	1,822	947	(939)
Income before income taxes	58,046	67,118	57,104
Income tax expense (benefit)	4,223	2,663	(13,715)
Net income	$53,823	$64,455	$70,819
Other comprehensive income (loss), net of tax	251	563	(609)
Comprehensive income	$54,074	$65,018	$70,210

Net income per share:
Basic	$1.02	$1.20	$1.30
Diluted	$0.97	$1.15	$1.26

Weighted-average shares used in computing net income per share:
Basic	52,914	53,547	54,318
Diluted	55,414	55,807	56,305

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances at June 30, 2018	52,758	$53	$219,588	$(6,678)	$(139)	$212,824
Cumulative effect of change in accounting policy (adoption of Topic 606)	—	—	—	52,672	—	52,672
Stock-based compensation	—	—	41,525	—	—	41,525
Stock options exercised	378	—	4,882	—	—	4,882
Issuance of common stock upon vesting of restricted stock units	660	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	116	—	5,982	—	—	5,982
Net settlement for taxes and/or exercise price related to equity awards	(395)	—	(29,004)	—	—	(29,004)
Repurchases of common shares	(442)	—	(34,991)	—	—	(34,991)
Unrealized gains on securities, net of tax	—	—	—	—	251	251
Net income	—	—	—	53,823	—	53,823
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	49,890	—	—	49,890
Stock options exercised	270	—	3,079	—	—	3,079
Issuance of common stock upon vesting of restricted stock units	735	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	97	—	8,901	—	—	8,901
Net settlement for taxes and/or exercise price related to equity awards	(385)	—	(41,944)	—	—	(41,944)
Unrealized gains on securities, net of tax	—	—	—	—	563	563
Net income	—	—	—	64,455	—	64,455
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	65,662	—	—	65,662
Stock options exercised	490	—	3,313	—	—	3,313
Issuance of common stock upon vesting of restricted stock units	644	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	104	—	12,214	—	—	12,214
Net settlement for taxes and/or exercise price related to equity awards	(436)	—	(67,377)	—	—	(67,377)
Unrealized losses on securities, net of tax	—	—	—	—	(609)	(609)
Net income	—	—	—	70,819	—	70,819
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended June 30,
	2019	2020	2021
Cash flows from operating activities:
Net income	$53,823	$64,455	$70,819
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	38,765	47,493	63,052
Depreciation and amortization expense	34,564	37,913	42,972
Deferred income tax expense (benefit)	4,134	2,754	(13,642)
Provision for credit losses	283	309	316
Net accretion of discounts and amortization of premiums on available-for-sale securities	(2,230)	(1,836)	347
Amortization of debt issuance costs	—	154	171
Other	454	395	632
Changes in operating assets and liabilities:
Accounts receivable	(1,188)	(732)	(1,654)
Deferred contract costs	(34,992)	(54,944)	(56,850)
Prepaid expenses and other	389	(196)	(4,004)
Accounts payable	(75)	(806)	2,394
Accrued expenses and other	13,625	17,696	20,297
Tenant improvement allowance	7,480	—	—
Net cash provided by operating activities	115,032	112,655	124,850
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(250,685)	(400,343)	—
Proceeds from sales and maturities of available-for-sale securities	246,243	410,593	101,467
Capitalized internal-use software costs	(20,142)	(25,715)	(28,594)
Purchases of property and equipment	(11,280)	(16,578)	(9,461)
Lease allowances used for tenant improvements	(7,480)	—	—
Acquisition of business, net of cash acquired	—	(16,714)	(14,992)
Net cash provided by (used in) investing activities	(43,344)	(48,757)	48,420
Cash flows from financing activities:
Net change in client fund obligations	168,855	(67,165)	432,373
Borrowings under credit facility	—	100,000	—
Repayment of credit facility	—	—	(100,000)
Payment of contingent consideration	(1,000)	—	—
Repurchases of common shares	(34,991)	—	—
Proceeds from exercise of stock options	85	—	146
Proceeds from employee stock purchase plan	5,982	8,901	12,214
Taxes paid related to net share settlement of equity awards	(24,207)	(38,943)	(64,191)
Payment of debt issuance costs	—	(701)	(64)
Net cash provided by financing activities	114,724	2,092	280,478
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	186,412	65,990	453,748
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	1,239,731	1,426,143	1,492,133
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$1,426,143	$1,492,133	$1,945,881
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Build-out allowances received from landlords	$1,264	$—	$—
Purchases of property and equipment and internal-use software, accrued but not paid	$4,260	$164	$581
Liabilities assumed for acquisition	$—	$674	$281
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$438	$870
Cash paid (refunds received) for income taxes	$412	$84	$(136)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$132,476	$250,851	$202,287
Funds held for clients' cash and cash equivalents	1,293,667	1,241,282	1,743,594
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,426,143	$1,492,133	$1,945,881

See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Notes to the Consolidated Financial Statements

(all amounts in thousands, except per share data)

(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of payroll and human capital management software solutions. Services are provided in a Software-as-a-Service (“SaaS”) delivery model utilizing the Company’s cloud-based platform. The Company’s comprehensive product suite, comprised of payroll, human capital management, workforce management, talent management, benefits, modern workforce solutions and analytics & insights, delivers a unified platform that allows clients to make strategic decisions while promoting a modern workplace and improving employee engagement.

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

Beginning in fiscal 2020, the Company simplified the presentation of revenue and cost of revenues on its Consolidated Statements of Operations and Comprehensive Income. The line items “Recurring fees” and “Implementation services and other” have been combined into one revenue line: “Recurring and other revenue”. Likewise, the line items “Cost of revenues - recurring revenues” and “Cost of revenues - implementation services and other” have been combined into one line: “Cost of revenues”. The Company changed the presentation of revenue and cost of revenues as Implementation services and other has become a smaller component of its overall revenue mix due to the human capital management (“HCM”) suite becoming a larger part of the portfolio. Previously reported results for the year ended June 30, 2019 have been reclassified to conform to the current presentation.

(b) Concentrations of Risk

The Company regularly maintains cash balances that exceed Federal Depository Insurance Corporation limits. No individual client represents 10% or more of total revenues. For all periods presented, substantially all of total revenues were generated by clients in the United States.

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

The Company evaluates whether a decline in an individual security’s fair value as compared to its amortized cost basis resulted from credit loss or other factors by comparing the present value of cash flows expected to be collected from the impaired security with its amortized cost basis. If the security’s amortized cost basis exceeds the present value of expected cash flows, the Company records credit impairment loss through an allowance for credit loss. The Company did not recognize any credit impairment losses during the years ended June 30, 2019, 2020 or 2021.

Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded in the accompanying balance sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for credit losses reflecting expected credit losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.

Activity in the allowance for credit losses related to accounts receivable was as follows:

	For the Years Ended June 30,
	2019	2020	2021
Balance at the beginning of the year	$375	$473	$617
Charged to expense	283	309	316
Write-offs	(185)	(165)	(133)
Balance at the end of the year	$473	$617	$800

(f) Deferred Contract Costs

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

(g) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of prepaid licensing fees, prepaid insurance premiums, deposits with vendors and time clocks available for sale or lease.

(h) Capitalized Internal-Use Software

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

(i) Property and Equipment and Long-Lived Assets

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

(j) Intangible Assets, Net of Accumulated Amortization

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

(k) Goodwill

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

The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2019, 2020 or 2021 as a result of the Company’s qualitative assessments over its single reporting segment.

(l) Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), effective July 1, 2019. The Company determines if an arrangement is a lease at agreement inception. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Long-term operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to renew or extend a lease. The Company recognizes amounts in Operating lease right-of-use assets and Operating lease liabilities when it is reasonably certain it will exercise such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s most significant leases are real estate leases of office space. The remaining operating leases are primarily comprised of leases of printers and other equipment. For all leases, the Company has elected the practical expedient permitted under Topic 842 to combine lease and non-lease components. As a result, non-lease components, such as common area or equipment maintenance charges, are accounted for as a single lease element. The Company does not have any material finance leases.

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

(m) Income Taxes

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

(n) Revenue Recognition

The Company applies Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 requires revenue to be recognized when an entity transfers control of goods or services to a customer in an amount that reflects the consideration to which a company also expects to be entitled to for those goods or services. To achieve this core principle, the Company recognizes revenue from contracts with customers based on the following five steps:

1)	Identify the contract with a customer;
2)	Identify the performance obligations in the contract;
3)	Determine the transaction price;
4)	Allocate the transaction price to performance obligations in the contract; and
5)	Recognize revenue when or as the Company satisfies a performance obligation.

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company offers term agreements to its clients, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services as follows:

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

Interest income earned on funds held for clients is recognized in Interest income on funds held for clients when earned as the collection, holding and remittance of these funds are components of providing services to clients.

(o) Cost of Revenues

Cost of revenues consists primarily of costs to provide payroll and HCM solutions relating to the provision of ongoing client support and implementation activities and also includes amortization of capitalized internal-use software. The Company generally expenses these costs when incurred except for costs related to the implementation of the Company’s proprietary products. These costs are capitalized and amortized over a period of 7 years.

(p) Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $283, $1,023 and $3,189 for the June 30, 2019, 2020 and 2021, respectively.

(q) Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, including those under the 2014 Employee Stock Purchase Plan (“ESPP”), are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. For market share units, the Company estimates grant date fair value using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. For estimated shares purchasable under the ESPP, the Company estimates grant date fair value using the Black-Scholes option-pricing model. The Company periodically updates the assumed forfeiture rates for actual experience over award vesting term.

(r) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(s) Segment Information

The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single reporting segment.

(t) Recently Adopted Accounting Standards

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

Adoption of the new standard resulted in the Company recording operating lease ROU assets and operating lease liabilities of $52,083 and $83,852, respectively, as of July 1, 2019. The ROU assets were recorded net of $31,769 in deferred rent adjustments that were previously recorded in Accrued expenses and Deferred rent on the Consolidated Balance Sheets as of June 30, 2019. The adoption of this standard did not result in any cumulative-effect adjustments to Retained earnings. Additionally, there was no impact on the Company’s Consolidated Statements of Operations and Comprehensive Income or the Consolidated Statements of Cash Flows as a result of the adoption of

Topic 842 for the year ended June 30, 2019. Refer to Note 2(l) and Note 12 for additional disclosures over the Company’s leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial instruments held at amortized cost, including trade receivables. Under ASU 2016-13, the Company assesses its allowance for credit losses on accounts receivable by taking into consideration current economic conditions, reasonable and supportable forecasts, as well as past experience including historical write-off trends and client-specific circumstances. The new standard also eliminated the concept of other-than-temporary impairment and requires expected credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard effective July 1, 2020, using a modified retrospective approach, and the adoption did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends the requirements for fair value measurement disclosures. ASU 2018-13 removes, modifies or adds certain disclosure requirements under GAAP. The Company adopted this standard on July 1, 2020, and removed or modified disclosure requirements retrospectively to all periods presented, whereas any new requirements are being applied prospectively from the adoption date. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

(u) Recently Issued Accounting Standards

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

(3) Revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended
	June 30,
	2019	2020	2021
Recurring fees	$436,955	$526,267	$609,658
Implementation services and other	10,797	19,945	22,067
Total revenues from contracts	$447,752	$546,212	$631,725

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended
	June 30,
	2020	2021
Balance at beginning of the year	$6,289	$8,434
Deferral of revenue	15,998	16,106
Revenue recognized	(13,853)	(15,806)
Balance at end of the year	$8,434	$8,734

Deferred revenue related to these nonrefundable upfront fees are recorded within accrued expenses and other long-term liabilities on the consolidated balance sheets. The Company expects to recognize these deferred revenue balances of $7,068 in fiscal 2022, $1,600 in fiscal 2023, and $66 thereafter.

Deferred contract costs

The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$82,103	$53,529	$(22,057)	$113,575
Costs to fulfill a contract	20,996	28,893	(5,421)	44,468
Total	$103,099	$82,422	$(27,478)	$158,043

	Year Ended June 30, 2021
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$113,575	$60,833	$(28,690)	$145,718
Costs to fulfill a contract	44,468	34,574	(9,867)	69,175
Total	$158,043	$95,407	$(38,557)	$214,893

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Consolidated Statements of Operations and Comprehensive Income. The Company did not record any impairment losses associated with its deferred contract costs during the years ended June 30, 2019, 2020 or 2021.

Remaining Performance Obligations

The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $47,854 as of June 30, 2021, which will be generally recognized over the next 24 months.

(4) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$250,851	$—	$—	$250,851
Funds held for clients' cash and cash equivalents	1,241,282	—	—	1,241,282
Available-for-sale securities:
Commercial paper	6,643	6	—	6,649
Corporate bonds	44,343	414	—	44,757
Asset-backed securities	49,978	424	—	50,402
U.S. treasury securities	21,302	67	—	21,369
Total available-for-sale securities (1)	122,266	911	—	123,177
Total investments	$1,614,399	$911	$—	$1,615,310

(1)	Included within the fair value of total available-for-sale securities above is $37,155 of Corporate investments and $86,022 of Funds held for clients.

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$202,287	$—	$—	$202,287
Funds held for clients' cash and cash equivalents	1,743,594	—	—	1,743,594
Available-for-sale securities:
Corporate bonds	13,390	70	—	13,460
Asset-backed securities	7,062	17	—	7,079
Total available-for-sale securities (2)	20,452	87	—	20,539
Total investments	$1,966,333	$87	$—	$1,966,420

(2)	Included within the fair value of total available-for-sale securities above is $4,456 of Corporate investments and $16,083 of Funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds as of June 30, 2020 and 2021. All of the Company’s available-for-sale securities had expected maturities of one year or less at June 30, 2021.

Classification of investments on the consolidated balance sheets is as follows:

	June 30,	June 30,
	2020	2021
Cash and cash equivalents	$250,851	$202,287
Corporate investments	34,556	4,456
Funds held for clients	1,327,304	1,759,677
Long-term prepaid expenses and other	2,599	—
Total investments	$1,615,310	$1,966,420

There were no available-for sale securities in an unrealized loss position as of June 30, 2020 or 2021. The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the years ended June 30, 2019, 2020 or 2021. All securities in the Company's portfolio held an A- rating or better as of June 30, 2021.

The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2019,

2020 or 2021. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2019, 2020 and 2021.

(5) Fair Value Measurement

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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2020 and 2021 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2020 or 2021.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$250,851	$250,851	$—	$—
Funds held for clients' cash and cash equivalents	1,241,282	1,241,282	—	—
Available-for-sale securities:
Commercial paper	6,649	—	6,649	—
Corporate bonds	44,757	—	44,757	—
Asset-backed securities	50,402	—	50,402	—
U.S. treasury securities	21,369	—	21,369	—
Total available-for-sale securities	123,177	—	123,177	—
Total investments	$1,615,310	$1,492,133	$123,177	$—

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202,287	$202,287	$—	$—
Funds held for clients' cash and cash equivalents	1,743,594	1,743,594	—	—
Available-for-sale securities:
Corporate bonds	13,460	—	13,460	—
Asset-backed securities	7,079	—	7,079	—
Total available-for-sale securities	20,539	—	20,539	—
Total investments	$1,966,420	$1,945,881	$20,539	$—

The Company determined that the carrying value of long-term debt under its revolving credit facility approximated fair value, which was classified as Level 2 as of June 30, 2020, because interest rates associated with the borrowings reflected market rates.

(6) Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.

In April 2020, the Company acquired all of the shares outstanding of VidGrid, Inc. (“VidGrid”) through a merger for purchase price consideration of $17,256, which was paid in cash upon closing. VidGrid, Inc. is a leading video platform provider that enables peer-to-peer video learning courses, transforming video into two-way communication. This transaction expands the Company’s product functionality around workplace video communication and reaffirms its commitment to stronger employee collaboration, engagement and retention while helping clients prepare for the workplaces of the future. The allocation of the purchase price for VidGrid is approximately $12,065 of goodwill, $2,962 of proprietary technology and other immaterial assets and liabilities.

In November 2020, the Company acquired all of the shares outstanding of Samepage Labs Inc. (“Samepage”) through a merger for purchase price consideration of $15,018, which was paid in cash upon closing. Samepage offers digital collaboration tools including task management, file sharing, real-time collaboration and more. This transaction expands the Company’s product functionality in these areas and demonstrates its commitment to building a modern workforce suite of solutions that meet the needs of HR teams and employees. The allocation of the purchase price for Samepage is approximately $11,995 of goodwill, $3,167 of proprietary technology and other immaterial assets and liabilities.

The results from these acquisitions have been included in the Company’s consolidated financial statements since the closing of the acquisitions. Pro forma information was not presented because the effect of the acquisitions was not material to the Company’s consolidated financial statements. The goodwill associated with these acquisitions is not deductible for income tax purposes. Direct costs related to the acquisition were recorded as General and administrative expenses as incurred.

(7) Capitalized Internal-Use Software

Capitalized internal-use software and accumulated amortization were as follows:

	Year ended June 30,
	2020	2021
Capitalized internal-use software	$119,178	$150,922
Accumulated amortization	(82,677)	(105,904)
Capitalized internal-use software, net	$36,501	$45,018

Amortization of capitalized internal-use software amounted to $16,921, $19,261 and $23,227 for the June 30, 2019, 2020 and 2021, respectively and is included in Cost of revenues.

(8) Property and Equipment

The major classes of property and equipment are as follows as of June 30:

	Year ended June 30,
	2020	2021
Office equipment	$4,619	$5,211
Computer equipment	42,936	45,420
Furniture and fixtures	12,723	13,104
Software	6,609	6,641
Leasehold improvements	46,192	46,814
Time clocks rented by clients	4,967	5,399
Total	118,046	122,589
Accumulated depreciation	(51,309)	(62,754)
Property and equipment, net	$66,737	$59,835

Depreciation expense amounted to $15,392, $16,129 and $15,905 for the June 30, 2019, 2020 and 2021, respectively.

(9) Goodwill and Intangible Assets

The following table summarizes changes in goodwill during the years presented below:

	Year ended June 30,
	2020	2021
Balance at beginning of year	$9,590	$21,655
Additions attributable to acquisitions	12,065	11,995
Balance at end of year	$21,655	$33,650

Refer to Note 6 for further details on the acquisitions during the years ended June 30, 2020 and 2021.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

			Weighted
			average
	Year ended June 30,		useful
	2020	2021	life (years)
Client relationships	$19,200	$19,200	8.2
Proprietary technology	2,962	6,129	5.0
Non-solicitation agreements	1,350	1,600	3.1
Trade name	350	440	5.0
Total	23,862	27,369
Accumulated amortization	(10,502)	(14,342)
Intangible assets, net	$13,360	$13,027

Amortization expense for acquired intangible assets was $2,251, $2,523 and $3,840 for the June 30, 2019, 2020 and 2021, respectively. Future amortization expense for acquired intangible assets is as follows, as of June 30, 2021:

Fiscal 2022	$4,093
Fiscal 2023	3,919
Fiscal 2024	2,914
Fiscal 2025	1,860
Fiscal 2026	241
Total	$13,027

(10) Accrued Expenses

The components of accrued expenses are as follows:

	Year ended June 30,
	2020	2021
Accrued payroll and personnel costs	$53,284	$73,969
Operating lease liabilities	8,083	7,549
Deferred revenue	8,777	9,442
Other	9,737	12,149
Total accrued expenses	$79,881	$103,109

(11) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in July 2024, and any borrowings outstanding will mature and be payable upon such expiration. In April 2020, the Company borrowed $100,000 under the credit facility, which the Company repaid during the third quarter of fiscal 2021. The Company incurred interest expense related to this borrowing at an average interest rate of 1.04%.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of June 30, 2021, the Company was in compliance with all of the aforementioned covenants.

(12) Leases

The Company primarily leases office space under non-cancellable operating leases expiring on various dates from July 2021 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from November 2021 through July 2024.

The components of operating lease expense were as follows:

	Year ended June 30,
	2020	2021
Operating lease cost	$9,686	$9,139
Short-term lease cost	40	75
Variable lease cost	3,167	4,796
Total lease costs	$12,893	$14,010

The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

	Year ended June 30,
	2020	2021
Operating lease right-of-use assets	$48,658	$43,984
Accrued expenses	$8,083	$7,549
Long-term operating lease liabilities	$73,299	$67,201
Weighted-average remaining lease term (years)	10.3	9.6
Weighted-average discount rate	3.83%	3.83%

The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year ended June 30,
	2020	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$10,374	$11,093
Operating lease assets obtained in exchange for new liabilities	$3,123	$1,682

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of June 30, 2021:

Fiscal 2022	$10,192
Fiscal 2023	9,798
Fiscal 2024	9,594
Fiscal 2025	9,392
Fiscal 2026	9,067
Thereafter	41,965
Total undiscounted cash flows	90,008
Less: Present value discount	(15,258)
Total operating lease liabilities	$74,750

As of June 30, 2021, the Company had not entered into any leases that had not yet commenced.

(13) Income Taxes

(a) Income Taxes

Income tax expense (benefit) for the June 30, 2019, 2020 and 2021 consists of the following:

	Year ended June 30,
	2019	2020	2021
Current taxes
U.S. federal	$—	$—	$—
State and local	90	(92)	(75)
Deferred taxes:
U.S. federal	5,449	403	(10,476)
State and local	(1,316)	2,352	(3,164)
Total income tax expense (benefit)	$4,223	$2,663	$(13,715)

(b) Tax Rate Reconciliation

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended June 30, 2019, 2020 and 2021 to pretax income as a result of the following:

	Year ended June 30,
	2019	2020	2021
Income tax expense (benefit) at statutory federal rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit and other credits	(3.0)	(3.2)	(7.1)
Non-deductible expenses	1.3	1.6	1.4
Change in valuation allowance	0.3	5.2	2.8
Stock-based compensation expense	(10.4)	(18.3)	(35.0)
State and local income taxes, net of federal income tax benefit	(2.0)	(1.8)	(6.7)
Other	0.1	(0.5)	(0.4)
	7.3%	4.0%	(24.0)%

The effective tax rate for the years ended June 30, 2019, 2020 and 2021 was 7.3%, 4.0% and (24.0)%, respectively, on pre-tax income of $58,046, $67,118 and $57,104, respectively. The decrease in the effective tax rate is primarily due to increased deductions related to stock compensation and research and development credits, partially offset by an increase to the valuation allowance.

(c) Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2020 and 2021 are presented below.

	Year ended June 30,
	2020	2021
Deferred tax assets:
Operating lease liabilities	$21,041	$19,415
Accrued expenses	9,915	13,559
Stock-based compensation	13,351	15,835
Net operating loss carryforwards	13,596	32,812
Federal and state tax credits	16,714	23,105
Other	—	179
Total deferred tax assets	74,617	104,905
Valuation allowance	(3,967)	(5,584)
Net deferred tax assets	70,650	99,321
Deferred tax liabilities:
Deferred contract costs	(41,229)	(56,618)
Operating lease right-of-use assets	(12,607)	(11,460)
Research and development costs	(8,563)	(10,664)
Intangible assets	(781)	(994)
Depreciation	(11,269)	(9,763)
Total deferred tax liabilities	(74,449)	(89,499)
Net deferred tax asset (liability)	$(3,799)	$9,822

On March 11, 2021, the President signed the American Rescue Plan Act, 2021 into law. The bill complements the provisions set forth in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which were signed into law on March 27, 2020, and December 27, 2020, respectively. The provisions of the legislation do not have a significant impact on the Company’s income taxes.

As of June 30, 2021, the Company maintains a valuation allowance of $5,584 for certain state tax benefits which may not be realized. Such assessment may change in the future as further evidence becomes available.

At June 30, 2021, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $129,406, of which $37,525 expire between 2034 to 2038. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $98,721, of which $73,751 expire from 2021 to 2040. The remaining $116,851 federal and state net operating loss carryforwards have an indefinite utilization period. The Company also has gross federal and state research and development tax credits and other state credit carryforwards of approximately $23,639, which expire between 2022 and 2041.

As of June 30, 2021, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized:

Year ended June 30,
2021
Unrecognized tax benefits at beginning of the year	$—
Additions for tax positions	84
Additions for tax positions of prior periods	450
Unrecognized tax benefit at end of year	$534

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2018, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2018 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

(14) Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

(15) Benefit Plans

(a) Equity Incentive Plans

The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of restricted stock units and other equity incentives at the discretion of the compensation committee of the Company’s board of directors (“the Committee”). No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company’s board of directors approved the increase in the number of common shares in reserve for issuance under the 2014 Plan by 1,000 shares, effective January 1, 2021.

As of June 30, 2021, the Company had 12,523 shares allocated to the plans, of which 2,211 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes the changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended June 30, 2021:

Number of Shares
Available for grant at July 1, 2020	9,519
January 1, 2021 Evergreen provision increase	1,000
RSUs granted	(494)
MSUs granted	(58)
Shares withheld in settlement of taxes and/or exercise price	436
Forfeitures	88
Shares removed	(179)
Available for grant at June 30, 2021	10,312

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan (as described below) is included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year ended June 30,
	2019	2020	2021
Cost of revenues	$5,027	$5,637	$7,687
Sales and marketing	7,631	13,960	15,658
Research and development	5,325	7,182	10,192
General and administrative	20,782	20,714	29,515
Total stock-based compensation expense	$38,765	$47,493	$63,052

In addition, the Company capitalized $2,760, $2,397 and $2,610 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2019, 2020 and 2021, respectively.

In August 2020, the Company’s board of directors approved the Company’s fiscal 2021 annual operating plan to reflect the operating and financial impacts of the COVID-19 pandemic. In connection and alignment with the board’s approval of the updated operating plan, the Committee approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020 to certain executives. The Company recorded $6,423 during the year ended June 30, 2021 related to these modified performance-based restricted stock units.

Stock option activity during the periods indicated is as follows:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2020	1,255	$12.43	3.0	$167,406
Options exercised	(490)	$6.76
Balance at June 30, 2021	765	$16.06	2.4	$133,550
Options vested and exercisable at June 30, 2021	765	$16.06	2.4	$133,550

There were no stock options granted during the years ended June 30, 2019, 2020 or 2021. The total intrinsic value of options exercised during the years ended June 30, 2019, 2020 and 2021 was $24,920, $29,791 and $84,072, respectively.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Committee. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue and Adjusted EBITDA targets in current and future fiscal years. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable achievement of these aforementioned performance metrics. The following table represents restricted stock unit activity during the year ended June 30, 2021:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2020	1,626	$73.96
RSUs granted	494	$135.17
RSUs vested	(644)	$65.46
RSUs forfeited	(88)	$91.46
RSU balance at June 30, 2021	1,388	$100.33
RSUs expected to vest at June 30, 2021	1,314	$99.53

At June 30, 2021, there was $55,289 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.8 years.

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

At June 30, 2021, there was $6,608 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.2 years.

The total of excess income tax benefits for stock-based compensation arrangements was $41,195, $67,816 and $128,229 for the years ended June 30, 2019, 2020 and 2021, respectively, and were recognized through Income tax expense (benefit).

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

As of June 30, 2021, a total of 1,194 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors approved the increase in the number of common shares in reserve for issuance under the ESPP by 400 shares, effective January 1, 2021.

The Company issued a total of 104 shares upon the completion of its six-month offering periods ending November 13, 2020 and May 14, 2021. The Company recorded compensation expense attributable to the ESPP of $1,949, $3,235 and $4,570 for the years ended June 30, 2019, 2020 and 2021, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following weighted average assumptions:

	Year ended June 30,
	2019	2020	2021
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	33.5 - 38.6%	38.6 - 72.2%	42.2 - 72.2%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	2.10 - 2.48%	0.15 - 2.44%	0.04 - 0.15%

(c) 401(k) Plan

The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $5,693, $7,914 and $2,658 for the years ended June 30, 2019, 2020 and 2021, respectively. In response to the uncertainties presented by the COVID-19 pandemic, the Company temporarily suspended 401(k) plan matching contributions during the first three quarters of fiscal 2021. The Company reinstated contributions during the fourth quarter of fiscal 2021.

(16) Commitments and Contingencies

(a) Employment Agreements

The Company has employment agreements with certain of its key officers. The agreements allow for annual compensation increases, participation in equity incentive plans and bonuses for annual performance as well as certain change of control events as defined in the agreements.

(b) Litigation

On July 12, 2019, a former employee filed a class and collective action complaint under federal and state law alleging that certain employees of the Company were misclassified as salaried exempt employees. The complaint sought unpaid overtime and other damages. The Company reached an agreement, without admitting any liability or wrongdoing, to settle this matter. The settlement of this claim did not have a material impact to the Company’s financial position, results of operations, or liquidity.

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

(17) Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units and market share units and the shares purchasable via the employee stock purchase plan as of the balance sheet date.

The following table presents the calculation of basic and diluted net income per share:

	Year ended June 30,
	2019	2020	2021
Numerator:
Net income	$53,823	$64,455	$70,819

Denominator:
Weighted-average shares used in computing net income per share:
Basic	52,914	53,547	54,318
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	2,500	2,260	1,987
Diluted	55,414	55,807	56,305

Net income per share:
Basic	$1.02	$1.20	$1.30
Diluted	$0.97	$1.15	$1.26

The following table summarizes the outstanding restricted stock units, market share units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year ended June 30,
	2019	2020	2021
Market share units	—	—	38
Restricted stock units	69	23	6
Employee stock purchase plan shares	13	—	—
Total	82	23	44

In August 2018, the Company announced that its board of directors approved a program to repurchase up to $35,000 of the Company’s common stock, with authorization through August 14, 2019. During the first quarter of fiscal 2019, the Company completed the repurchase program and repurchased 442 shares for $34,991. All shares of common stock repurchased were retired.