Form 10-Q
period 2021-09-30
Paylocity Holding Corp
filed 2021-11-05
CIK 1591698

S

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,026,308 shares of Common Stock, $0.001 par value per share, as of October 29, 2021.

Paylocity Holding Corporation

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	September 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$202,287	$66,431
Corporate investments	4,456	3,151
Accounts receivable, net	6,267	8,094
Deferred contract costs	44,230	46,928
Prepaid expenses and other	15,966	21,903
Total current assets before funds held for clients	273,206	146,507
Funds held for clients	1,759,677	3,185,520
Total current assets	2,032,883	3,332,027
Capitalized internal-use software, net	45,018	48,719
Property and equipment, net	59,835	62,265
Operating lease right-of-use assets	43,984	44,249
Intangible assets, net	13,027	37,175
Goodwill	33,650	68,022
Long-term deferred contract costs	170,663	179,079
Long‑term prepaid expenses and other	4,223	7,399
Deferred income tax assets	11,602	32,602
Total assets	$2,414,885	$3,811,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,230	$6,910
Accrued expenses	103,109	81,017
Total current liabilities before client fund obligations	107,339	87,927
Client fund obligations	1,759,677	3,185,520
Total current liabilities	1,867,016	3,273,447
Long-term operating lease liabilities	67,201	66,684
Other long-term liabilities	1,958	1,905
Deferred income tax liabilities	1,780	1,928
Total liabilities	$1,937,955	$3,343,964
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2021 and September 30, 2021	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2021 and September 30, 2021; 54,594 shares issued and outstanding at June 30, 2021 and 55,019 shares issued and outstanding at September 30, 2021	55	55
Additional paid-in capital	241,718	201,504
Retained earnings	235,091	266,023
Accumulated other comprehensive income (loss)	66	(9)
Total stockholders' equity	$476,930	$467,573
Total liabilities and stockholders’ equity	$2,414,885	$3,811,537

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2021
Revenues:
Recurring and other revenue	$134,875	$180,824
Interest income on funds held for clients	919	873
Total revenues	135,794	181,697
Cost of revenues	49,380	63,249
Gross profit	86,414	118,448
Operating expenses:
Sales and marketing	37,674	49,885
Research and development	18,647	23,076
General and administrative	26,644	35,235
Total operating expenses	82,965	108,196
Operating income	3,449	10,252
Other expense	(257)	(117)
Income before income taxes	3,192	10,135
Income tax benefit	(9,268)	(20,797)
Net income	$12,460	$30,932
Other comprehensive loss, net of tax	(223)	(75)
Comprehensive income	$12,237	$30,857

Net income per share:
Basic	$0.23	$0.56
Diluted	$0.22	$0.55

Weighted-average shares used in computing net income per share:
Basic	54,015	54,810
Diluted	56,050	56,506

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	15,046	—	—	15,046
Stock options exercised	88	—	529	—	—	529
Issuance of common stock upon vesting of restricted stock units	599	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(256)	—	(33,900)	—	—	(33,900)
Unrealized losses on securities, net of tax	—	—	—	—	(223)	(223)
Net income	—	—	—	12,460	—	12,460
Balances at September 30, 2020	54,223	$54	$209,582	$176,732	$452	$386,820

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	21,106	—	—	21,106
Stock options exercised	151	—	1,429	—	—	1,429
Issuance of common stock upon vesting of restricted stock units	524	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(250)	—	(62,749)	—	—	(62,749)
Unrealized losses on securities, net of tax	—	—	—	—	(75)	(75)
Net income	—	—	—	30,932	—	30,932
Balances at September 30, 2021	55,019	$55	$201,504	$266,023	$(9)	$467,573

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2020	2021
Cash flows from operating activities:
Net income	$12,460	$30,932
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	14,277	19,559
Depreciation and amortization expense	10,235	11,322
Deferred income tax benefit	(9,268)	(20,827)
Provision for credit losses	56	38
Net accretion of discounts and amortization of premiums on available-for-sale securities	133	90
Amortization of debt issuance costs	37	44
Other	31	27
Changes in operating assets and liabilities:
Accounts receivable	195	(173)
Deferred contract costs	(10,409)	(11,114)
Prepaid expenses and other	(2,144)	(9,807)
Accounts payable	1,611	1,567
Accrued expenses and other	(18,781)	(25,790)
Net cash used in operating activities	(1,567)	(4,132)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(135,849)
Proceeds from sales and maturities of available-for-sale securities	37,493	9,648
Capitalized internal-use software costs	(7,884)	(9,159)
Purchases of property and equipment	(2,045)	(3,220)
Acquisition of business, net of cash acquired	—	(59,581)
Net cash provided by (used in) investing activities	27,564	(198,161)
Cash flows from financing activities:
Net change in client fund obligations	51,671	1,425,782
Taxes paid related to net share settlement of equity awards	(33,402)	(60,809)
Payment of debt issuance costs	(9)	(9)
Net cash provided by financing activities	18,260	1,364,964
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	44,257	1,162,671
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,492,133	1,945,881
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,536,390	$3,108,552
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$1,479	$3,079
Liabilities assumed for acquisition	$—	$2,165
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$311	$63
Cash paid (refunds received) for income taxes	$(119)	$13
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$221,514	$66,431
Funds held for clients' cash and cash equivalents	1,314,876	3,042,121
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,536,390	$3,108,552

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

(b)  Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for three months ended September 30, 2021 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.

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

(d)  Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

(3) Revenue

The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company also offers term agreements to its clients, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services. The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription-based fees which can include payroll, time and attendance, and HR related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. Non-recurring service fees consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract.

Disaggregation of revenue

The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended
	September 30,
	2020	2021
Recurring fees	$129,692	$174,697
Implementation services and other	5,183	6,127
Total revenues from contracts	$134,875	$180,824

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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended
	September 30,
	2020	2021
Balance at beginning of the period	$8,434	$8,734
Deferral of revenue	3,130	4,353
Revenue recognized	(3,894)	(4,370)
Balance at end of the period	$7,670	$8,717

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $6,231 in fiscal 2022, $2,351 in fiscal 2023 and $135 in fiscal 2024 and thereafter.

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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2020
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$113,575	$11,641	$(6,572)	$118,644
Costs to fulfill a contract	44,468	7,361	(2,021)	49,808
Total	$158,043	$19,002	$(8,593)	$168,452

	Three Months Ended September 30, 2021
	Beginning	Capitalized		Ending
	Balance	Costs	Amortization	Balance
Costs to obtain a new contract	$145,718	$11,737	$(8,233)	$149,222
Costs to fulfill a contract	69,175	10,940	(3,330)	76,785
Total	$214,893	$22,677	$(11,563)	$226,007

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations

The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $45,484 as of September 30, 2021, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4)  Business Combinations

On August 31, 2021, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Blue Marble Payroll, LLC (“Blue Marble”) and its equity holders and acquired all of the issued and outstanding equity interests of Blue Marble for cash consideration of $60,309, subject to working capital and certain other customary purchase price adjustments. Blue Marble’s payroll platform enables U.S.-based companies to manage payroll for employees outside the U.S. in line with complex local and country-specific requirements across many countries. This acquisition enables the Company to better serve its clients in managing their international workforces through a unified solution to pay employees, automate processes and stay compliant with regulations in other countries.

An entity affiliated with Steven I. Sarowitz, the Chairman of the Board of Directors and the largest shareholder of the Company, was the largest equity holder of Blue Marble. The Board of Directors of the Company appointed the Audit Committee, which is comprised solely of directors who are independent of the management of Blue Marble, the Blue Marble equity holders and the Company, to evaluate, assess and negotiate on its behalf the terms and conditions in the Purchase Agreement. The Audit Committee and the disinterested directors of the Company’s Board of Directors unanimously approved the Purchase Agreement and transactions specified within it.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company applied the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of acquisition with the excess consideration paid recorded as goodwill. The fair values of assets acquired and liabilities assumed are currently provisional and may change as the estimates and assumptions are subject to change over the measurement period as the Company continues to evaluate and analyze the transaction. The measurement period will end no later than one year from the acquisition date.

The preliminary allocation of the purchase price for Blue Marble is as follows:

August 31, 2021
Proprietary technology	$21,200
Client relationships	3,100
Trade names	1,200
Goodwill	34,372
Other assets acquired	2,602
Liabilities assumed	(2,165)
Total purchase price	$60,309

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition and are not material to the Company. Pro forma information was not presented because the effect of the acquisition was not material to the Company’s consolidated financial statements. The goodwill related to this transaction is primarily related to the assembled workforce and growth opportunities from the expansion of the Company’s product offerings. The goodwill associated with this acquisition is deductible for income tax purposes. Direct costs related to the acquisition were immaterial and recorded as General and administrative expenses as incurred.

(5)  Balance Sheet Information

The following tables provide details of selected consolidated balance sheet items:

Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2021	$800
Charged to expense	38
Write-offs	(44)
Balance at September 30, 2021	$794

Capitalized internal-use software and accumulated amortization were as follows:

	June 30,	September 30,
	2021	2021
Capitalized internal-use software	$150,922	$160,751
Accumulated amortization	(105,904)	(112,032)
Capitalized internal-use software, net	$45,018	$48,719

Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $5,386 and $6,128 for the three months ended September 30, 2020 and 2021, respectively.

Property and equipment, net consist of the following:

	June 30,	September 30,
	2021	2021
Office equipment	$5,211	$5,327
Computer equipment	45,420	50,055
Furniture and fixtures	13,104	13,350
Software	6,641	7,091
Leasehold improvements	46,814	47,191
Time clocks rented by clients	5,399	5,769
Total	122,589	128,783
Accumulated depreciation	(62,754)	(66,518)
Property and equipment, net	$59,835	$62,265

Depreciation expense amounted to $4,005 and $3,842 for the three months ended September 30, 2020 and 2021, respectively.

The following table summarizes changes in goodwill during the three months ended September 30, 2021:

September 30,
2021
Balance at June 30, 2021	$33,650
Additions attributable to acquisition	34,372
Balance at September 30, 2021	$68,022

Refer to Note 4 for further details on the current year acquisition.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

			Weighted
			average
	June 30,	September 30,	useful
	2021	2021	life (years)
Proprietary technology	$6,129	$27,329	6.6
Client relationships	19,200	22,300	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	440	1,640	5.0
Total	27,369	52,869
Accumulated amortization	(14,342)	(15,694)
Intangible assets, net	$13,027	$37,175

Amortization expense for acquired intangible assets was $844 and $1,352 for the three months ended September 30, 2020 and 2021, respectively.

Future amortization expense for acquired intangible assets as of September 30, 2021 is as follows:

Remainder of fiscal 2022	$5,981
Fiscal 2023	7,808
Fiscal 2024	6,803
Fiscal 2025	5,748
Fiscal 2026	4,129
Thereafter	6,706
Total	$37,175

The components of accrued expenses were as follows:

	June 30,	September 30,
	2021	2021
Accrued payroll and personnel costs	$73,969	$46,220
Operating lease liabilities	7,549	7,729
Deferred revenue	9,442	10,167
Other	12,149	16,901
Total accrued expenses	$103,109	$81,017

(6) Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients consist of the following:

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$202,287	$—	$—	$202,287
Funds held for clients' cash and cash equivalents	1,743,594	—	—	1,743,594
Available-for-sale securities:
Corporate bonds	13,390	70	—	13,460
Asset-backed securities	7,062	17	—	7,079
Total available-for-sale securities (1)	20,452	87	—	20,539
Total investments	$1,966,333	$87	$—	$1,966,420

(1)	Included within the fair value of total available-for-sale securities above is $4,456 of corporate investments and $16,083 of funds held for clients.

	September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized
Type of Issue	cost	gains	losses	Fair value
Cash and cash equivalents	$66,431	$—	$—	$66,431
Funds held for clients' cash and cash equivalents	3,042,121	—	—	3,042,121
Available-for-sale securities:
Commercial paper	70,166	5	(1)	70,170
Corporate bonds	44,305	24	(26)	44,303
Asset-backed securities	7,836	5	(1)	7,840
Certificates of deposit	15,376	2	—	15,378
U.S government agency securities	7,000	—	(18)	6,982
Other	1,880	—	(3)	1,877
Total available-for-sale securities (2)	146,563	36	(49)	146,550
Total investments	$3,255,115	$36	$(49)	$3,255,102

(2)	Included within the fair value of total available-for-sale securities above is $3,151 of corporate investments and $143,399 of funds held for clients.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds and commercial paper at June 30, 2021 and September 30, 2021.

Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30,	September 30,
	2021	2021
Cash and cash equivalents	$202,287	$66,431
Corporate investments	4,456	3,151
Funds held for clients	1,759,677	3,185,520
Total investments	$1,966,420	$3,255,102

Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of September 30, 2021 had fair market value as follows:

	September 30, 2021
	Securities in an unrealized loss
	position for less than 12 months
	Gross
	unrealized	Fair
	losses	Value
Commercial paper	$(1)	$20,239
Corporate bonds	(26)	27,743
Asset-backed securities	(1)	3,009
U.S. government agency securities	(18)	6,982
Other	(3)	1,877
Total available-for-sale securities	$(49)	$59,850

There were no available-for-sale securities in an unrealized loss position at June 30, 2021. As a result, no securities have been in an unrealized loss position for more than 12 months as of September 30, 2021.

The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2020 or 2021. All securities in the Company’s portfolio held an A-1 rating or better as of September 30, 2021.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended

September 30, 2020 or 2021. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended September 30, 2020 and 2021.

Expected maturities of available-for-sale securities at September 30, 2021 are as follows:

	Amortized	Fair
	cost	value
One year or less	$102,679	$102,708
One year to two years	25,865	25,855
Two years to three years	9,958	9,941
Three years to five years	8,061	8,046
Total available-for-sale securities	$146,563	$146,550

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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2021 and September 30, 2021 based upon the short-term nature of these assets and liabilities.

Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities and U.S. treasury securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2021 or September 30, 2021.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202,287	$202,287	$—	$—
Funds held for clients' cash and cash equivalents	1,743,594	1,743,594	—	—
Available-for-sale securities:
Corporate bonds	13,460	—	13,460	—
Asset-backed securities	7,079	—	7,079	—
Total available-for-sale securities	20,539	—	20,539	—
Total investments	$1,966,420	$1,945,881	$20,539	$—

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$66,431	$66,431	$—	$—
Funds held for clients' cash and cash equivalents	3,042,121	3,030,371	11,750	—
Available-for-sale securities:
Commercial paper	70,170	—	70,170	—
Corporate bonds	44,303	—	44,303	—
Asset-backed securities	7,840	—	7,840	—
Certificates of deposit	15,378	—	15,378	—
U.S government agency securities	6,982	—	6,982	—
Other	1,877	—	1,877	—
Total available-for-sale securities	146,550	—	146,550	—
Total investments	$3,255,102	$3,096,802	$158,300	$—

(8) Debt

In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in July 2024. There were no borrowings under the credit facility at June 30, 2021 or September 30, 2021.

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

Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of September 30, 2021, the Company was in compliance with all of the aforementioned covenants.

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

As of September 30, 2021, the Company had 12,053 shares allocated to the plans, of which 2,052 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three months ended September 30, 2021:

Number of Shares
Available for grant at July 1, 2021	10,312
RSUs granted	(523)
MSUs granted	(44)
Shares withheld in settlement of taxes and/or exercise price	250
Forfeitures	51
Shares removed	(45)
Available for grant at September 30, 2021	10,001

Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2020	2021
Cost of revenues	$1,832	$2,607
Sales and marketing	3,880	5,159
Research and development	2,230	3,702
General and administrative	6,335	8,091
Total stock-based compensation expense	$14,277	$19,559

In addition, the Company capitalized $769 and $1,547 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2020 and 2021, respectively.

In August 2020, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $860 and $1,243 in stock-based compensation expense during the three months ended September 30, 2020 and 2021, respectively, related to these modified performance-based restricted stock units.

There were no stock options granted during the three months ended September 30, 2020 or 2021. The table below presents stock option activity during the three months ended September 30, 2021:

	Outstanding Options
			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value
Balance at July 1, 2021	765	$16.06	2.4	$133,550
Options exercised	(151)	$9.46
Balance at September 30, 2021	614	$17.69	2.3	$161,112
Options vested and exercisable at September 30, 2021	614	$17.69	2.3	$161,112

The total intrinsic value of options exercised was $11,408 and $35,868 during the three months ended September 30, 2020 and 2021.

The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue growth and/or Adjusted EBITDA margin targets. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable or actual achievement of these aforementioned performance metrics.

The following table represents restricted stock unit activity during the three months ended September 30, 2021:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2021	1,388	$100.33
RSUs granted	523	$250.22
RSUs vested	(524)	$83.27
RSUs forfeited	(46)	$135.51
RSU balance at September 30, 2021	1,341	$164.71
RSUs expected to vest at September 30, 2021	1,226	$162.92

At September 30, 2021, there was $148,712 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.2 years.

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

The following table represents market share unit activity during the three months ended September 30, 2021:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2021	58	$178.04
MSUs granted	44	$355.60
MSUs forfeited	(5)	$178.04
MSU balance at September 30, 2021	97	$257.87

The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Three Months Ended
	September 30,
	2020	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	52.0%	47.5%
Expected term (years)	3.04	3.04
Risk‑free interest rate	0.18%	0.43%

At September 30, 2021, there was $18,240 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.6 years.

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

(11)  Income Taxes

On March 11, 2021, the President signed the American Rescue Plan Act, 2021 into law. The bill complements the provisions set forth in the Coronavirus Aid, Relief, and the Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which were signed into law on March 27, 2020, and December 27, 2020, respectively. The provisions of the legislation do not have a significant impact on the Company’s income taxes.

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

The Company’s effective tax rate was (290.3)% and (205.2)% for the three months ended September 30, 2020 and 2021, respectively. The Company’s effective tax rate for the three months ended September 30, 2020 and September 30, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-

based compensation and research and development tax credits, partially offset by an increase to the valuation allowance for the period ended September 30, 2021.

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

	Three Months Ended
	September 30,
	2020	2021
Numerator:
Net income	$12,460	$30,932

Denominator:
Weighted-average shares used in computing net income per share:
Basic	54,015	54,810
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	2,035	1,696
Diluted	56,050	56,506

Net income per share:
Basic	$0.23	$0.56
Diluted	$0.22	$0.55

The following table summarizes the outstanding restricted stock units and market share units as of September 30, 2020 and 2021 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended
	September 30,
	2020	2021
Market share units	58	—
Restricted stock units	462	507
Total	520	507

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including those discussed below and under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on August 6, 2021.

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

COVID-19 Impact

The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our clients and general economic conditions, remain uncertain and difficult to predict. Many of our prospective and existing clients’ businesses have been impacted by business closures and other restrictive orders, which has resulted in reduced employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Even though we have seen improvements in the overall macroeconomic conditions, our business and financial performance may continue to be unfavorably impacted in future periods by fluctuations in client employee counts, reduction in business confidence and activity, a decrease in payroll and HCM solutions spending by organizations, the pace of the macroeconomic recovery or a continued low interest rate environment, among other factors. Refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 6, 2021 for risks related to the COVID-19 pandemic and its impact on our business and financial performance.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Revenue Growth

Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $135.8 million for the three months ended September 30, 2020 to $181.7 million for the three months ended September 30, 2021, representing an 34% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and an overall improvement in macroeconomic conditions compared to the prior year. Our revenue growth in future periods may continue to be impacted by fluctuations in client employee counts, potential increases in client losses, a continued low interest rate environment and the pace of the macroeconomic recovery, among other factors.

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

The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended
	September 30,
	2020	2021

	(in thousands)
Adjusted Gross Profit	$94,203	$128,115
Adjusted EBITDA	$30,864	$46,124

	Three Months Ended
	September 30,
	2020	2021

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$86,414	$118,448
Amortization of capitalized internal-use software costs	5,386	6,128
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	2,403	3,527
Other items (1)	—	12
Adjusted Gross Profit	$94,203	$128,115

	Three Months Ended
	September 30,
	2020	2021

	(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$12,460	$30,932
Interest expense	340	108
Income tax benefit	(9,268)	(20,797)
Depreciation and amortization expense	10,235	11,322
EBITDA	13,767	21,565
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	16,737	23,756
Other items (2)	360	803
Adjusted EBITDA	$30,864	$46,124

(1)	Represents nonrecurring acquisition-related costs.
(2)	Represents nonrecurring costs including acquisition-related and lease exit costs.

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

We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for approximately all of our total revenues during the three months ended September 30, 2020 and 2021 respectively.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have term agreements which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months.

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

Cost of Revenues

Cost of revenues includes costs to provide our payroll and other HCM solutions which primarily consists of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, and bank fees associated with client fund transfers. Employee costs related to recurring support are generally expensed as incurred whereas such costs for implementation of our proprietary products are capitalized and amortized over a period of 7 years. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.

We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $5.4 million and $6.1 million of capitalized internal-use software costs during the three months ended September 30, 2020 and 2021, respectively.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses, benefits, marketing expenses and other related costs. Our sales personnel earn commissions and bonuses for attainment of certain performance criteria based on new sales throughout the fiscal year. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients and amortize them over a period of 7 years.

We will seek to grow our number of clients for the foreseeable future, and therefore our sales and marketing expense is expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

Research and Development

Research and development expenses consist primarily of employee-related expenses for our research and development and product management teams, including wages, stock-based compensation, bonuses and benefits. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies and ongoing refinement of our existing solutions. Research and development expenses, other than internal-use software costs qualifying for capitalization, are expensed as incurred.

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2020 and 2021.

	Three Months Ended September 30,
	2020	2021

	(in thousands)
Capitalized portion of research and development	$8,116	$9,829
Expensed portion of research and development	18,647	23,076
Total research and development	$26,763	$32,905

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

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended
	September 30,
	2020	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$134,875	$180,824
Interest income on funds held for clients	919	873
Total revenues	135,794	181,697
Cost of revenues	49,380	63,249
Gross profit	86,414	118,448
Operating expenses:
Sales and marketing	37,674	49,885
Research and development	18,647	23,076
General and administrative	26,644	35,235
Total operating expenses	82,965	108,196
Operating income	3,449	10,252
Other expense	(257)	(117)
Income before income taxes	3,192	10,135
Income tax benefit	(9,268)	(20,797)
Net income	$12,460	$30,932

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	September 30,
	2020	2021
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	99%	100%
Interest income on funds held for clients	1%	0%
Total revenues	100%	100%
Cost of revenues	36%	35%
Gross profit	64%	65%
Operating expenses:
Sales and marketing	28%	27%
Research and development	14%	13%
General and administrative	20%	19%
Total operating expenses	62%	59%
Operating income	2%	6%
Other expense	0%	0%
Income before income taxes	2%	6%
Income tax benefit	(7)%	(11)%
Net income	9%	17%

Comparison of Three Months Ended September 30, 2020 and 2021

Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2020	2021	$	%
Recurring and other revenue	$134,875	$180,824	$45,949	34%
Percentage of total revenues	99%	100%
Interest income on funds held for clients	$919	$873	$(46)	(5)%
Percentage of total revenues	1%	0%

Recurring and other revenue

Recurring and other revenue for the three months ended September 30, 2021 increased by $45.9 million, or 34%, to $180.8 million from $134.9 million for three months ended September 30, 2020. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and improved macroeconomic conditions compared to the prior fiscal year.

Interest Income on Funds Held for Clients

Interest income on funds held for clients for the three months ended September 30, 2021 decreased by 5% from the three months ended September 30, 2020. Interest income on funds held for clients continues to be impacted by the low interest rate environment due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the lower interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base and increases in client employee counts on our platform.

Cost of Revenues

($ in thousands)

	Three Months Ended
	September 30,		Change
	2020	2021	$	%
Cost of revenues	$49,380	$63,249	$13,869	28%
Percentage of total revenues	36%	35%
Gross margin	64%	65%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 increased by $13.9 million, or 28%, to $63.2 million from $49.4 million for the three months ended September 30, 2020. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $8.3 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $4.0 million in additional delivery and other processing costs.

Operating Expenses

($ in thousands)

Sales and Marketing

	Three Months Ended
	September 30,		Change
	2020	2021	$	%
Sales and marketing	$37,674	$49,885	$12,211	32%
Percentage of total revenues	28%	27%

Sales and marketing expenses for the three months ended September 30, 2021 increased by $12.2 million, or 32%, to $49.9 million from $37.7 million for the three months ended September 30, 2020. The increase in sales and marketing expense was primarily due to additional employee-related costs, including those incurred to expand our sales team, and an increase in overall spending on travel and entertainment as COVID-19 pandemic restrictions eased within the United States. The increase was also driven by higher stock-based compensation costs associated with our equity incentive plan.

Research and Development

	Three Months Ended
	September 30,		Change
	2020	2021	$	%
Research and development	$18,647	$23,076	$4,429	24%
Percentage of total revenues	14%	13%

Research and development expenses for the three months ended September 30, 2021 increased by $4.4 million, or 24%, to $23.1 million from $18.6 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily the result of $3.7 million of additional employee-related costs related to additional development personnel.

General and Administrative

	Three Months Ended
	September 30,		Change
	2020	2021	$	%
General and administrative	$26,644	$35,235	$8,591	32%
Percentage of total revenues	20%	19%

General and administrative expenses for the three months ended September 30, 2021 increased by $8.6 million, or 32%, to $35.2 million from $26.6 million for the three months ended September 30, 2020. The increase in general and administrative expense was primarily the result of $3.1 million in additional 401(k) expense, additional employee-related costs of $2.5 million and an increase of $1.8 million in stock-based compensation costs associated with our equity incentive plan.

Other Expense

	Three Months Ended
	September 30,		Change
	2020	2021	$	%
Other expense	$(257)	$(117)	$140	(54)%
Percentage of total revenues	0%	0%

Other expense did not materially change for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Income Taxes

Our effective tax rate was (290.3)% and (205.2)% for the three months ended September 30, 2020 and 2021, respectively. Our effective tax rate for the three months ended September 30, 2020 and September 30, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and research and development tax credits, partially offset by an increase to the valuation allowance for the period ended September 30, 2021.

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

Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as mor experience is acquired, as additional information is obtained and as the operating environment changes.

Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2021 included in our Annual Report on Form 10-K filed with the SEC on August 6, 2021.

Liquidity and Capital Resources

Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2021, our principal sources of liquidity were $66.4 million of cash and cash equivalents and $3.2 million of total corporate investments. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. No amounts were drawn on the revolving credit facility as of September 30, 2021.

We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of September 30, 2021, we had not recognized any credit impairment losses related to our investment portfolio.

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

Funds held for clients and client fund obligations will vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with eleven banks major U.S. Banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle all transaction volumes for the foreseeable future. We primarily collect fees for our services via ACH transactions at the same time we debit the client’s account for payroll and tax obligations and thus are able to reduce collectability and accounts receivable risks.

We believe our current cash and cash equivalents, corporate investments, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2020	2021
Net cash used in operating activities	$(1,567)	$(4,132)
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(135,849)
Proceeds from sales and maturities of available-for-sale securities	37,493	9,648
Capitalized internal-use software costs	(7,884)	(9,159)
Purchases of property and equipment	(2,045)	(3,220)
Acquisition of business, net of cash acquired	—	(59,581)
Net cash provided by (used in) investing activities	27,564	(198,161)
Cash flows from financing activities:
Net change in client fund obligations	51,671	1,425,782
Taxes paid related to net share settlement of equity awards	(33,402)	(60,809)
Payment of debt issuance costs	(9)	(9)
Net cash provided by financing activities	18,260	1,364,964
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$44,257	$1,162,671

Operating Activities

Net cash used in operating activities was $1.6 million and $4.1 million for the three months ended September 30, 2020 and 2021, respectively. The increase in net cash used in operating activities from three months ended September 30, 2020 to the three months ended September 30, 2021 was primarily due to net changes in operating assets and liabilities, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit during the three months ended September 30, 2021.

Investing Activities

Net cash provided by (used in) investing activities was $27.6 million and ($198.2) million for the three months ended September 30, 2020 and 2021, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash provided by (used in) investing activities was primarily due to purchases of available-for-sale securities of $135.8 million, $59.6 million related to the acquisition of Blue Marble Payroll, LLC and a $27.8 million decrease in proceeds from sales and maturities of available-for-sale securities during the three months ended September 30, 2020 as compared to the three months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $18.3 million and $1,365.0 million for the three months ended September 30, 2020 and 2021, respectively. The change in net cash provided by financing activities was primarily the result of an increase in client fund obligations of $1,374.1 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $27.4 million in increased taxes paid related to net share settlement of equity awards during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Contractual Obligations and Commitments

Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at September 30, 2021:

	Payment Due By Fiscal Period
		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$89,019	$10,313	$19,919	$18,550	$40,237
Purchase obligations	18,911	11,355	6,989	567	—
	$107,930	$21,668	$26,908	$19,117	$40,237

Capital Expenditures

We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $2.0 million and $3.2 million for three months ended September 30, 2020 and 2021, respectively, exclusive of capitalized internal-use software costs of $7.9 million and $9.2 million for the same periods, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations, the novel coronavirus disease (“COVID-19”) pandemic has disrupted the global economy and financial markets and may unfavorably impact our future business and financial performance. Refer to “Part I. Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on August 6, 2021 for risks related to the COVID-19 pandemic.

We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of $66.4 million, corporate investments of $3.2 million and funds held for clients of $3,185.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. government agency securities and other which were classified as available-for-sale securities as of September 30, 2021. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of September 30, 2021. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.

Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of September 30, 2021, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on August 6, 2021.

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

10.1

Equity Purchase Agreement, dated as of August 31, 2021, among Paylocity Corporation, Blue Marble Payroll, LLC and the Equityholders party thereto (filed as Exhibit 10.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on September 1, 2021 (File No. 001-36348)).*

31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2***	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS**	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish to the SEC a copy of any omitted exhibits or schedules upon request of the SEC.

**   Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	November 5, 2021	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 5, 2021	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)