Form 10-Q
period 2021-12-31
Paylocity Holding Corp
filed 2022-02-04
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 001-36348
________________________________________________________________________
PAYLOCITY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________________________________________

Delaware	46-4066644
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 American Lane Schaumburg, Illinois	60173
(Address of principal executive offices)	(Zip Code)
(847) 463-3200
(Registrant’s telephone number, including area code)
________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,110,343 shares of Common Stock, $0.001 par value per share, as of January 28, 2022.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended December 31, 2021

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2021	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$202,287	$84,104
Corporate investments	4,456	—
Accounts receivable, net	6,267	9,830
Deferred contract costs	44,230	50,294
Prepaid expenses and other	15,966	22,795
Total current assets before funds held for clients	273,206	167,023
Funds held for clients	1,759,677	1,920,063
Total current assets	2,032,883	2,087,086
Capitalized internal-use software, net	45,018	53,107
Property and equipment, net	59,835	62,425
Operating lease right-of-use assets	43,984	49,611
Intangible assets, net	13,027	35,175
Goodwill	33,650	68,326
Long-term deferred contract costs	170,663	191,385
Long-term prepaid expenses and other	4,223	6,778
Deferred income tax assets	11,602	34,697
Total assets	$2,414,885	$2,588,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,230	$6,600
Accrued expenses	103,109	79,507
Total current liabilities before client fund obligations	107,339	86,107
Client fund obligations	1,759,677	1,920,063
Total current liabilities	1,867,016	2,006,170
Long-term operating lease liabilities	67,201	71,877
Other long-term liabilities	1,958	2,069
Deferred income tax liabilities	1,780	1,781
Total liabilities	$1,937,955	$2,081,897
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2021	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2021 and December 31, 2021; 54,594 shares issued and outstanding at June 30, 2021 and 55,105 shares issued and outstanding at December 31, 2021	55	55
Additional paid-in capital	241,718	231,106
Retained earnings	235,091	275,876
Accumulated other comprehensive income (loss)	66	(344)
Total stockholders' equity	$476,930	$506,693
Total liabilities and stockholders’ equity	$2,414,885	$2,588,590
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Revenues:
Recurring and other revenue	$145,393	$195,041	$280,268	$375,865
Interest income on funds held for clients	936	996	1,855	1,869
Total revenues	146,329	196,037	282,123	377,734
Cost of revenues	53,542	70,821	102,922	134,070
Gross profit	92,787	125,216	179,201	243,664
Operating expenses:
Sales and marketing	37,775	52,219	75,449	102,104
Research and development	19,338	25,278	37,985	48,354
General and administrative	29,323	39,581	55,967	74,816
Total operating expenses	86,436	117,078	169,401	225,274
Operating income	6,351	8,138	9,800	18,390
Other expense	(379)	(372)	(636)	(489)
Income before income taxes	5,972	7,766	9,164	17,901
Income tax benefit	(3,670)	(2,087)	(12,938)	(22,884)
Net income	$9,642	$9,853	$22,102	$40,785
Other comprehensive loss, net of tax	(187)	(335)	(410)	(410)
Comprehensive income	$9,455	$9,518	$21,692	$40,375

Net income per share:
Basic	$0.18	$0.18	$0.41	$0.74
Diluted	$0.17	$0.17	$0.39	$0.72

Weighted-average shares used in computing net income per share:
Basic	54,305	55,067	54,160	54,938
Diluted	56,343	56,468	56,122	56,486
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2020	54,223	$54	$209,582	$176,732	$452	$386,820
Stock-based compensation	—	—	17,187	—	—	17,187
Stock options exercised	146	—	1,403	—	—	1,403
Issuance of common stock upon vesting of restricted stock units	9	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60	—	6,100	—	—	6,100
Net settlement for taxes and/or exercise price related to equity awards	(68)	—	(12,747)	—	—	(12,747)
Unrealized losses on securities, net of tax	—	—	—	—	(188)	(188)
Currency translation adjustments	—	—	—	—	1	1
Net income	—	—	—	9,642	—	9,642
Balances at December 31, 2020	54,370	$54	$221,525	$186,374	$265	$408,218

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2021	55,019	$55	$201,504	$266,023	$(9)	$467,573
Stock-based compensation	—	—	28,122	—	—	28,122
Stock options exercised	44	—	383	—	—	383
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	53	—	7,216	—	—	7,216
Net settlement for taxes and/or exercise price related to equity awards	(23)	—	(6,119)	—	—	(6,119)
Unrealized losses on securities, net of tax	—	—	—	—	(335)	(335)
Net income	—	—	—	9,853	—	9,853
Balances at December 31, 2021	55,105	$55	$231,106	$275,876	$(344)	$506,693

	Six Months Ended December 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	32,233	—	—	32,233
Stock options exercised	234	—	1,932	—	—	1,932
Issuance of common stock upon vesting of restricted stock units	608	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60	—	6,100	—	—	6,100
Net settlement for taxes and/or exercise price related to equity awards	(324)	—	(46,647)	—	—	(46,647)
Unrealized losses on securities, net of tax	—	—	—	—	(411)	(411)
Currency translation adjustments	—	—	—	—	1	1
Net income	—	—	—	22,102	—	22,102
Balances at December 31, 2020	54,370	$54	$221,525	$186,374	$265	$408,218

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	49,228	—	—	49,228
Stock options exercised	195	—	1,812	—	—	1,812
Issuance of common stock upon vesting of restricted stock units	536	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	7,216	—	—	7,216
Net settlement for taxes and/or exercise price related to equity awards	(273)	—	(68,868)	—	—	(68,868)
Unrealized losses on securities, net of tax	—	—	—	—	(410)	(410)
Net income	—	—	—	40,785	—	40,785
Balances at December 31, 2021	55,105	$55	$231,106	$275,876	$(344)	$506,693
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2020	2021
Cash flows from operating activities:
Net income	$22,102	$40,785
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	30,936	45,802
Depreciation and amortization expense	21,071	23,383
Deferred income tax benefit	(12,940)	(22,952)
Provision for credit losses	98	103
Net accretion of discounts and amortization of premiums on available-for-sale securities	255	221
Amortization of debt issuance costs	83	90
Other	515	247
Changes in operating assets and liabilities:
Accounts receivable	(1,287)	(916)
Deferred contract costs	(23,431)	(26,786)
Prepaid expenses and other	(3,388)	(10,008)
Accounts payable	1,070	1,403
Accrued expenses and other	(15,412)	(24,514)
Net cash provided by operating activities	19,672	26,858
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(190,000)
Proceeds from sales and maturities of available-for-sale securities	58,996	60,391
Capitalized internal-use software costs	(14,832)	(17,966)
Purchases of property and equipment	(6,045)	(10,528)
Acquisition of business, net of cash acquired	(14,992)	(60,234)
Net cash provided by (used in) investing activities	23,127	(218,337)
Cash flows from financing activities:
Net change in client fund obligations	876,982	160,325
Proceeds from employee stock purchase plan	6,100	7,216
Taxes paid related to net share settlement of equity awards	(44,749)	(67,109)
Payment of debt issuance costs	(17)	(41)
Net cash provided by financing activities	838,316	100,391
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	881,115	(91,088)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,492,133	1,945,881
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,373,248	$1,854,793
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$—	$125
Liabilities assumed for acquisition	$281	$1,874
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$584	$126
Refunds received for income taxes	$(110)	$(115)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$218,696	$84,104
Funds held for clients' cash and cash equivalents	2,154,552	1,770,689
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,373,248	$1,854,793
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for three and six months ended December 31, 2021 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.
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
Disaggregation of revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Recurring fees	$140,461	$188,159	$270,153	$362,856
Implementation services and other	4,932	6,882	10,115	13,009
Total revenues from contracts	$145,393	$195,041	$280,268	$375,865
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
The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Balance at beginning of the period	$7,670	$8,717	$8,434	$8,734
Deferral of revenue	2,860	5,407	5,990	9,760
Revenue recognized	(3,465)	(4,783)	(7,359)	(9,153)
Balance at end of the period	$7,065	$9,341	$7,065	$9,341
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $5,502 in fiscal 2022, $3,351 in fiscal 2023 and $488 in fiscal 2024 and thereafter.

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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2020
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$118,644	$14,071	$(6,898)	$125,817
Costs to fulfill a contract	49,808	8,143	(2,294)	55,657
Total	$168,452	$22,214	$(9,192)	$181,474

	Three Months Ended December 31, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$149,222	$14,929	$(8,587)	$155,564
Costs to fulfill a contract	76,785	13,100	(3,770)	86,115
Total	$226,007	$28,029	$(12,357)	$241,679

	Six Months Ended December 31, 2020
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$113,575	$25,711	$(13,469)	$125,817
Costs to fulfill a contract	44,468	15,504	(4,315)	55,657
Total	$158,043	$41,215	$(17,784)	$181,474

	Six Months Ended December 31, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$145,718	$26,666	$(16,820)	$155,564
Costs to fulfill a contract	69,175	24,040	(7,100)	86,115
Total	$214,893	$50,706	$(23,920)	$241,679
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $43,248 as of December 31, 2021, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
4) Business Combinations
On August 31, 2021, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Blue Marble Payroll, LLC (“Blue Marble”) and its equity holders and acquired all of the issued and outstanding equity interests of Blue Marble for cash consideration of $60,961, subject to customary purchase price adjustments. Blue Marble’s payroll platform enables U.S.-based companies to manage payroll for employees outside the U.S. in line with complex local and country-specific requirements across many countries. This acquisition enables the Company to better serve its clients in managing their international workforces through a unified solution to pay employees, automate processes and stay compliant with regulations in other countries.
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
The preliminary allocation of the purchase price for Blue Marble is as follows:

August 31, 2021
Proprietary technology	$21,200
Client relationships	3,100
Trade names	1,200
Goodwill	34,676
Other assets acquired	2,659
Liabilities assumed	(1,874)
Total purchase price	$60,961
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

(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2021	$800
Charged to expense	103
Write-offs	(97)
Balance at December 31, 2021	$806
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2021	December 31, 2021
Capitalized internal-use software	$150,922	$171,226
Accumulated amortization	(105,904)	(118,119)
Capitalized internal-use software, net	$45,018	$53,107
Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $5,882 and $6,087 for the three months ended December 31, 2020 and 2021, respectively, and $11,268 and $12,215 for the six months ended December 31, 2020 and 2021.
Property and equipment, net consist of the following:

	June 30, 2021	December 31, 2021
Office equipment	$5,211	$5,709
Computer equipment	45,420	50,883
Furniture and fixtures	13,104	12,791
Software	6,641	7,494
Leasehold improvements	46,814	47,192
Time clocks rented by clients	5,399	6,039
Total	122,589	130,108
Accumulated depreciation	(62,754)	(67,683)
Property and equipment, net	$59,835	$62,425
Depreciation expense amounted to $4,014 and $3,974 for the three months ended December 31, 2020 and 2021, respectively, and $8,019 and $7,816 for the six months ended December 31, 2020 and 2021, respectively.
The following table summarizes changes in goodwill during the six months ended December 31, 2021:

December 31, 2021
Balance at June 30, 2021	$33,650
Additions attributable to acquisition	34,676
Balance at December 31, 2021	$68,326
Refer to Note 4 for further details on the current year acquisition.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2021	December 31, 2021	Weighted average useful life (years)
Proprietary technology	$6,129	$27,329	6.6
Client relationships	19,200	22,300	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	440	1,640	5.0
Total	27,369	52,869
Accumulated amortization	(14,342)	(17,694)
Intangible assets, net	$13,027	$35,175
Amortization expense for acquired intangible assets was $940 and $2,000 for the three months ended December 31, 2020 and 2021, respectively, and $1,784 and $3,352 for the six months ended December 31, 2020 and 2021 respectively.
Future amortization expense for acquired intangible assets as of December 31, 2021 is as follows:

Remainder of fiscal 2022	$3,981
Fiscal 2023	7,808
Fiscal 2024	6,803
Fiscal 2025	5,748
Fiscal 2026	4,129
Thereafter	6,706
Total	$35,175
The components of accrued expenses were as follows:

	June 30, 2021	December 31, 2021
Accrued payroll and personnel costs	$73,969	$46,764
Operating lease liabilities	7,549	6,450
Deferred revenue	9,442	11,792
Other	12,149	14,501
Total accrued expenses	$103,109	$79,507
(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consist of the following:

	June 30, 2021
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$202,287	$—	$—	$202,287
Funds held for clients' cash and cash equivalents	1,743,594	—	—	1,743,594
Available-for-sale securities:
Corporate bonds	13,390	70	—	13,460
Asset-backed securities	7,062	17	—	7,079
Total available-for-sale securities (1)	20,452	87	—	20,539
Total investments	$1,966,333	$87	$—	$1,966,420

(1)	Included within the fair value of total available-for-sale securities above is $4,456 of corporate investments and $16,083 of funds held for clients.

	December 31, 2021
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$84,104	$—	$—	$84,104
Funds held for clients' cash and cash equivalents	1,770,689	—	—	1,770,689
Available-for-sale securities:
Commercial paper	62,240	3	(16)	62,227
Corporate bonds	42,873	—	(286)	42,587
Asset-backed securities	10,361	1	(26)	10,336
Certificates of deposit	20,500	—	(7)	20,493
U.S treasury securities	4,042	—	(19)	4,023
U.S government agency securities	7,000	—	(101)	6,899
Other	2,824	—	(15)	2,809
Total available-for-sale securities (2)	149,840	4	(470)	149,374
Total investments	$2,004,633	$4	$(470)	$2,004,167

(2)	All available-for-sale securities are included in funds held for clients.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts, money market funds and commercial paper at June 30, 2021 and December 31, 2021.
Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30, 2021	December 31, 2021
Cash and cash equivalents	$202,287	$84,104
Corporate investments	4,456	—
Funds held for clients	1,759,677	1,920,063
Total investments	$1,966,420	$2,004,167
Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of December 31, 2021 had fair market value as follows:

	December 31, 2021
	Securities in an unrealized loss position for less than 12 months
	Gross unrealized losses	Fair Value
Commercial paper	$(16)	$35,463
Corporate bonds	(286)	42,587
Asset-backed securities	(26)	9,664
Certificates of deposit	(7)	15,243
U.S. treasury securities	(19)	4,023
U.S. government agency securities	(101)	6,899
Other	(15)	2,809
Total available-for-sale securities	$(470)	$116,688

There were no available-for-sale securities in an unrealized loss position at June 30, 2021. As a result, no securities have been in an unrealized loss position for more than 12 months as of December 31, 2021.
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or six months ended December 31, 2020 or 2021. All securities in the Company’s portfolio held an A-1 rating or better as of December 31, 2021.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2020 or 2021. There were no realized gains or losses on the sale of available-for-sale securities for the three or six months ended December 31, 2020 or 2021.
Expected maturities of available-for-sale securities at December 31, 2021 are as follows:

	Amortized cost	Fair value
One year or less	$94,906	$94,867
One year to two years	33,284	33,124
Two years to three years	16,637	16,437
Three years to five years	5,013	4,946
Total available-for-sale securities	$149,840	$149,374
(7) Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•Level 1—Quoted prices in active markets for identical assets and liabilities.
•Level 2—Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2021 and December 31, 2021 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificate of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2021 or December 31, 2021.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202,287	$202,287	$—	$—
Funds held for clients' cash and cash equivalents	1,743,594	1,743,594	—	—
Available-for-sale securities:
Corporate bonds	13,460	—	13,460	—
Asset-backed securities	7,079	—	7,079	—
Total available-for-sale securities	20,539	—	20,539	—
Total investments	$1,966,420	$1,945,881	$20,539	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$84,104	$84,104	$—	$—
Funds held for clients' cash and cash equivalents	1,770,689	1,770,289	400	—
Available-for-sale securities:
Commercial paper	62,227	—	62,227	—
Corporate bonds	42,587	—	42,587	—
Asset-backed securities	10,336	—	10,336	—
Certificates of deposit	20,493	—	20,493	—
U.S. treasury securities	4,023	—	4,023	—
U.S government agency securities	6,899	—	6,899	—
Other	2,809	—	2,809	—
Total available-for-sale securities	149,374	—	149,374	—
Total investments	$2,004,167	$1,854,393	$149,774	$—
(8) Debt
In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in July 2024. There were no borrowings under the credit facility at June 30, 2021 or December 31, 2021.
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
Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of December 31, 2021, the Company was in compliance with all of the aforementioned covenants.

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
As of December 31, 2021, the Company had 12,006 shares allocated to the plans, of which 2,023 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six months ended December 31, 2021:

Number of Shares
Available for grant at July 1, 2021	10,312
RSUs granted	(577)
MSUs granted	(48)
Shares withheld in settlement of taxes and/or exercise price	273
Forfeitures	82
Shares removed	(59)
Available for grant at December 31, 2021	9,983
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
Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Cost of revenues	$1,969	$3,317	$3,801	$5,924
Sales and marketing	3,965	5,716	7,845	10,875
Research and development	2,738	5,406	4,968	9,108
General and administrative	7,987	11,804	14,322	19,895
Total stock-based compensation expense	$16,659	$26,243	$30,936	$45,802
In addition, the Company capitalized $528 and $1,879 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2020 and 2021, respectively, and $1,297 and $3,426 during the six months ended December 31, 2020 and 2021, respectively.
In August 2020, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $1,924 and $1,815 in stock-based compensation expense during the three months ended December 31, 2020 and 2021, respectively, and $2,784 and $3,058 during the six months ended December 31, 2020 and 2021, respectively, related to these modified performance-based restricted stock units.

There were no stock options granted during the six months ended December 31, 2021. The table below presents stock option activity during the six months ended December 31, 2021:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2021	765	$16.06	2.4	$133,550
Options exercised	(195)	$9.34
Balance at December 31, 2021	570	$18.35	2.1	$124,198
Options vested and exercisable at December 31, 2021	570	$18.35	2.1	$124,198
The total intrinsic value of options exercised was $25,869 and $11,759 during the three months ended December 31, 2020 and 2021, respectively, and $37,277 and $47,627 during the six months ended December 31, 2020 and 2021, respectively.
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
The following table represents restricted stock unit activity during the six months ended December 31, 2021:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2021	1,388	$100.33
RSUs granted	577	$253.08
RSUs vested	(536)	$84.52
RSUs forfeited	(77)	$151.56
RSU balance at December 31, 2021	1,352	$169.28
At December 31, 2021, there was $134,813 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.0 years.
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
The following table represents market share unit activity during the six months ended December 31, 2021:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2021	58	$178.04
MSUs granted	48	$361.02
MSUs forfeited	(5)	$178.04
MSU balance at December 31, 2021	101	$263.83

The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Six Months Ended December 31,
	2020	2021
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	52.0%	47.4 - 47.5%
Expected term (years)	3.04	2.92 - 3.04
Risk‑free interest rate	0.18%	0.43 - 0.47%
At December 31, 2021, there was $17,832 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.4 years.
(10) Litigation
On November 16, 2020, a potential class action complaint was filed against the Company with the Circuit Court of Cook County alleging that the Company violated the Illinois Biometric Information Privacy Act. The complaint seeks statutory damages, attorney’s fees and other costs. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter at this time. The Company intends to vigorously defend against this lawsuit.
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
The Company’s effective tax rate was (61.5)% and (26.9)% for the three months ended December 31, 2020 and 2021, respectively. The Company’s effective tax rate for the three months ended December 31, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance. The Company's effective tax rate for the three months ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.
The Company's effective tax rate was (141.2)% and (127.8)% for the six months ended December 31, 2020 and 2021, respectively. The Company's effective tax rate for the six months ended December 31, 2020, and December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Numerator:
Net income	$9,642	$9,853	$22,102	$40,785

Denominator:
Weighted-average shares used in computing net income per share:
Basic	54,305	55,067	54,160	54,938
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	2,038	1,401	1,962	1,548
Diluted	56,343	56,468	56,122	56,486

Net income per share:
Basic	$0.18	$0.18	$0.41	$0.74
Diluted	$0.17	$0.17	$0.39	$0.72
The following table summarizes the outstanding restricted stock units and market share units as of December 31, 2020 and 2021 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Market share units	14	31	19	31
Restricted stock units	—	45	—	46
Total	14	76	19	77
(13) Subsequent Events
On January 18, 2022, the Company acquired all of the shares outstanding of Cloudsnap, Inc., ("Cloudsnap") through a merger for cash consideration of $50,000, subject to customary purchase price adjustments. Cloudsnap is a provider of a flexible, low-code solution for integrating disparate business applications. This transaction enables the Company to deliver modern integrations and seamless data sharing between critical systems more efficiently and effectively, while helping to unify and automate business processes across clients' HR, finance, benefits, and other systems. The Company will account for the acquisition as a business combination in accordance with ASC 805: Business Combinations using the acquisition method of accounting and recognize assets and liabilities at fair value as of the date of acquisition. The results from this acquisition will not have a material impact to the Company's consolidated financial statements.
In January 2022, the Company borrowed $50,000 under its revolving credit facility in connection with its acquisition of Cloudsnap.

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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $146.3 million for the three months ended December 31, 2020 to $196.0 million for the three months ended December 31, 2021, representing a 34% year-over-year increase. Total revenues increased from $282.1 million for the six months ended December 31, 2020 to $377.7 million for the six months ended December 31, 2021, representing a 34% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and an overall improvement in macroeconomic conditions compared to the prior year. Our revenue growth in future periods may continue to be impacted by fluctuations in client employee counts, potential increases in client losses, a continued low interest rate environment and the pace of the macroeconomic recovery, among other factors.
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
The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Adjusted Gross Profit	$100,671	$134,666	$194,874	$262,781
Adjusted EBITDA	34,970	46,615	65,834	92,739

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$92,787	$125,216	$179,201	$243,664
Amortization of capitalized internal-use software costs	5,882	6,087	11,268	12,215
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	2,002	3,327	4,405	6,854
Other items (1)	—	36	—	48
Adjusted Gross Profit	$100,671	$134,666	$194,874	$262,781

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$9,642	$9,853	$22,102	$40,785
Interest expense	351	110	691	218
Income tax benefit	(3,670)	(2,087)	(12,938)	(22,884)
Depreciation and amortization expense	10,836	12,061	21,071	23,383
EBITDA	17,159	19,937	30,926	41,502
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	17,086	26,470	33,823	50,226
Other items (2)	725	208	1,085	1,011
Adjusted EBITDA	$34,970	$46,615	$65,834	$92,739
(1)Represents nonrecurring acquisition-related costs.
(2)Represents nonrecurring costs including acquisition-related costs and lease exit activity.
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
We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for 99% of our total revenues during both the three and six months ended December 31, 2020 and 2021.

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
We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $5.9 million and $6.1 million of capitalized internal-use software costs during the three months ended December 31, 2020 and 2021, respectively, and $11.3 million and $12.2 million of capitalized internal-used software costs during the six months ended December 31, 2020 and 2021, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2020 and 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Capitalized portion of research and development	$7,274	$10,475	$15,390	$20,304
Expensed portion of research and development	19,338	25,278	37,985	48,354
Total research and development	$26,612	$35,753	$53,375	$68,658
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

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$145,393	$195,041	$280,268	$375,865
Interest income on funds held for clients	936	996	1,855	1,869
Total revenues	146,329	196,037	282,123	377,734
Cost of revenues	53,542	70,821	102,922	134,070
Gross profit	92,787	125,216	179,201	243,664
Operating expenses:
Sales and marketing	37,775	52,219	75,449	102,104
Research and development	19,338	25,278	37,985	48,354
General and administrative	29,323	39,581	55,967	74,816
Total operating expenses	86,436	117,078	169,401	225,274
Operating income	6,351	8,138	9,800	18,390
Other expense	(379)	(372)	(636)	(489)
Income before income taxes	5,972	7,766	9,164	17,901
Income tax benefit	(3,670)	(2,087)	(12,938)	(22,884)
Net income	$9,642	$9,853	$22,102	$40,785

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2021	2020	2021
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	99%	99%	99%	99%
Interest income on funds held for clients	1%	1%	1%	1%
Total revenues	100%	100%	100%	100%
Cost of revenues	37%	36%	36%	35%
Gross profit	63%	64%	64%	65%
Operating expenses:
Sales and marketing	26%	27%	27%	27%
Research and development	13%	13%	14%	12%
General and administrative	20%	20%	20%	20%
Total operating expenses	59%	60%	61%	59%
Operating income	4%	4%	3%	6%
Other expense	0%	0%	0%	0%
Income before income taxes	4%	4%	3%	6%
Income tax benefit	(3)%	(1)%	(5)%	(6)%
Net income	7%	5%	8%	12%
Comparison of Three Months Ended December 31, 2020 and 2021
Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2020	2021	$	%
Recurring and other revenue	$145,393	$195,041	$49,648	34%
Percentage of total revenues	99%	99%
Interest income on funds held for clients	$936	$996	$60	6%
Percentage of total revenues	1%	1%
Recurring and other revenue
Recurring and other revenue for the three months ended December 31, 2021 increased by $49.6 million, or 34%, to $195.0 million from $145.4 million for three months ended December 31, 2020. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and improved macroeconomic conditions as compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended December 31, 2021 increased by 6% from the three months ended December 31, 2020. Interest income on funds held for clients continues to be impacted by the low interest rate environment due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the lower interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base and increases in client employee counts on our platform.

Cost of Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2020	2021	$	%
Cost of revenues	$53,542	$70,821	$17,279	32%
Percentage of total revenues	37%	36%
Gross margin	63%	64%
Cost of Revenues
Cost of revenues for the three months ended December 31, 2021 increased by $17.3 million, or 32%, to $70.8 million from $53.5 million for the three months ended December 31, 2020. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $10.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.8 million in additional delivery and other processing costs and $1.3 million of stock-based compensation associated with our equity incentive plan.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended December 31,		Change
	2020	2021	$	%
Sales and marketing	$37,775	$52,219	$14,444	38%
Percentage of total revenues	26%	27%
Sales and marketing expenses for the three months ended December 31, 2021 increased by $14.4 million, or 38%, to $52.2 million from $37.8 million for the three months ended December 31, 2020. The increase in sales and marketing expense was primarily due to $9.4 million of additional employee-related costs, including those incurred to expand our sales team, and an increase in overall spending on travel and entertainment as COVID-19 pandemic restrictions eased within the United States. The increase was also driven by $2.4 million in additional marketing lead generation costs and $1.8 million of additional stock-based compensation costs associated with our equity incentive plan.
Research and Development

	Three Months Ended December 31,		Change
	2020	2021	$	%
Research and development	$19,338	$25,278	$5,940	31%
Percentage of total revenues	13%	13%
Research and development expenses for the three months ended December 31, 2021 increased by $5.9 million, or 31%, to $25.3 million from $19.3 million for the three months ended December 31, 2020. The increase in research and development expenses was primarily due to $4.4 million of additional employee-related costs related to additional development personnel and $2.7 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $1.6 million.

General and Administrative

	Three Months Ended December 31,		Change
	2020	2021	$	%
General and administrative	$29,323	$39,581	$10,258	35%
Percentage of total revenues	20%	20%
General and administrative expenses for the three months ended December 31, 2021 increased by $10.3 million, or 35%, to $39.6 million from $29.3 million for the three months ended December 31, 2020. The increase in general and administrative expense was primarily the result of $3.8 million of additional stock-based compensation associated with our equity incentive plan, $2.6 million in additional 401(k) expense and $2.4 million in additional employee-related costs.
Other Expense

	Three Months Ended December 31,		Change
	2020	2021	$	%
Other expense	$(379)	$(372)	$7	(2)%
Percentage of total revenues	0%	0%
Other expense did not materially change for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
Income Taxes
Our effective tax rate was (61.5)% and (26.9)% for the three months ended December 31, 2020 and 2021, respectively. Our effective tax rate for the three months ended December 31, 2020 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, and state and local income taxes, partially offset by an increase to the valuation allowance. Our effective tax rate for the three months ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation.
Comparison of Six Months Ended December 31, 2020 and 2021
Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2020	2021	$	%
Recurring and other revenue	$280,268	$375,865	$95,597	34%
Percentage of total revenues	99%	99%
Interest income on funds held for clients	$1,855	$1,869	$14	1%
Percentage of total revenues	1%	1%
Recurring and other revenue
Recurring and other revenue for the six months ended December 31, 2021 increased by $95.6 million, or 34%, to $375.9 million from $280.3 million for six months ended December 31, 2020. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and improved macroeconomic conditions compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the six months ended December 31, 2021 increased by 1% from the six months ended December 31, 2020. Interest income on funds held for clients continues to be impacted by the low interest rate environment due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the lower interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base and increases in client employee counts on our platform.
Cost of Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2020	2021	$	%
Cost of revenues	$102,922	$134,070	$31,148	30%
Percentage of total revenues	36%	35%
Gross margin	64%	65%

Cost of Revenues
Cost of revenues for the six months ended December 31, 2021 increased by $31.1 million, or 30%, to $134.1 million from $102.9 million for the six months ended December 31, 2020. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $19.2 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $8.8 million related to delivery and other processing costs and $2.1 million of additional stock-based compensation costs associated with our equity incentive plan.
Operating Expenses
($ in thousands)
Sales and Marketing

	Six Months Ended December 31,		Change
	2020	2021	$	%
Sales and marketing	$75,449	$102,104	$26,655	35%
Percentage of total revenues	27%	27%
Sales and marketing expenses for the six months ended December 31, 2021 increased by $26.7 million, or 35%, to $102.1 million from $75.4 million for the six months ended December 31, 2020. The increase in sales and marketing expense was primarily attributable to $17.4 million in additional employee-related costs, including those incurred to expand our sales team, and an increase in overall spending on travel and entertainment as COVID-19 pandemic restrictions eased within the United States. The increase was also driven by $3.3 million in additional marketing lead generation costs and $3.0 million of additional stock-based compensation costs associated with our equity incentive plan.
Research and Development

	Six Months Ended December 31,		Change
	2020	2021	$	%
Research and development	$37,985	$48,354	$10,369	27%
Percentage of total revenues	14%	12%
Research and development expenses for the six months ended December 31, 2021 increased by $10.4 million, or 27%, to $48.4 million from $38.0 million for the six months ended December 31, 2020. The increase in research and development expenses was primarily the result of $8.2 million of additional employee-related costs related to additional development personnel and $4.1 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $2.3 million.

General and Administrative

	Six Months Ended December 31,		Change
	2020	2021	$	%
General and administrative	$55,967	$74,816	$18,849	34%
Percentage of total revenues	20%	20%
General and administrative expenses for the six months ended December 31, 2021 increased by $18.8 million, or 34%, to $74.8 million from $56.0 million for the six months ended December 31, 2020. The increase in general and administrative expense was primarily of $5.8 million in additional 401(k) expense, $5.6 million of additional stock-based compensation associated with our equity incentive plan and $4.9 million in additional employee-related costs.
Other Expense

	Six Months Ended December 31,		Change
	2020	2021	$	%
Other expense	$(636)	$(489)	$147	(23)%
Percentage of total revenues	0%	0%
Other expense for the six months ended December 31, 2021 did not materially change as compared to the six months ended December 31, 2020.
Income Taxes
Our effective tax rate was (141.2)% and (127.8)% for the six months ended December 31, 2020 and 2021, respectively. Our effective tax rate for the six months ended December 31, 2020 and December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2021, our principal source of liquidity was $84.1 million of cash and cash equivalents. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. No amounts were drawn on the revolving credit facility as of December 31, 2021, but, in January 2022, we borrowed $50.0 million in connection with our acquisition of Cloudsnap, Inc. Refer to Note 13 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on this acquisition.
We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of December 31, 2021, we had not recognized any credit impairment losses related to our investment portfolio.
In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand or utilize the borrowing capacity under our credit facility to satisfy those needs.
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
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2020	2021
Net cash provided by operating activities	$19,672	$26,858
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(190,000)
Proceeds from sales and maturities of available-for-sale securities	58,996	60,391
Capitalized internal-use software costs	(14,832)	(17,966)
Purchases of property and equipment	(6,045)	(10,528)
Acquisition of business, net of cash acquired	(14,992)	(60,234)
Net cash provided by (used in) investing activities	23,127	(218,337)
Cash flows from financing activities:
Net change in client fund obligations	876,982	160,325
Proceeds from employee stock purchase plan	6,100	7,216
Taxes paid related to net share settlement of equity awards	(44,749)	(67,109)
Payment of debt issuance costs	(17)	(41)
Net cash provided by financing activities	838,316	100,391
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	881,115	(91,088)
Operating Activities
Net cash provided by operating activities was $19.7 million and $26.9 million for the six months ended December 31, 2020 and 2021, respectively. The increase in net cash provided by operating activities from the six months ended December 31, 2020 to the six months ended December 31, 2021 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit, partially offset by net changes in operating assets and liabilities during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020.
Investing Activities
Net cash provided by (used in) investing activities was $23.1 million and $(218.3) million for the six months ended December 31, 2020 and 2021, respectively. The net cash provided by (used in) investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The decrease in net cash provided by (used in) investing activities was primarily due to purchases of available-for-sale securities of $190.0 million and a $45.2 million increase in amounts paid for acquisitions, net of cash acquired during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020.
Financing Activities
Net cash provided by financing activities was $838.3 million and $100.4 million for the six months ended December 31, 2020 and 2021, respectively. The decrease in net cash provided by financing activities was primarily the result of a decrease in the change in client fund obligations of $716.7 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities and $22.4 million in increased taxes paid related to net share settlement of equity awards during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020.

Contractual Obligations and Commitments
Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at December 31, 2021:

	Payment Due By Fiscal Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$92,985	$8,977	$18,781	$19,063	$46,164
Purchase obligations	18,740	12,708	5,466	566	—
	$111,725	$21,685	$24,247	$19,629	$46,164
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $6.0 million and $10.5 million for the six months ended December 31, 2020 and 2021, respectively, exclusive of capitalized internal-use software costs of $14.8 million and $18.0 million for the same periods, respectively.
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
Interest Rate Risk
As of December 31, 2021, we had cash and cash equivalents of $84.1 million and funds held for clients of $1,920 million. We did not hold corporate investments on our balance sheet as of December 31, 2021. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. government agency securities and other which were classified as available-for-sale securities as of December 31, 2021. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of December 31, 2021. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of December 31, 2021, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Sales of Unregistered Securities
Not applicable.
(b)Use of Proceeds
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The information required by this Item is set forth in the Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 3, 2021 (Registration No. 001-36348)).

3.2	Second Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 3, 2021 (File No. 001-36348)).

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

PAYLOCITY HOLDING CORPORATION

Date:	February 4, 2022	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 4, 2022	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	Chief Financial Officer (Principal Financial Officer)