Form 10-Q
period 2022-03-31
Paylocity Holding Corp
filed 2022-05-06
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,124,761 shares of Common Stock, $0.001 par value per share, as of April 29, 2022.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2021	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$202,287	$96,465
Corporate investments	4,456	—
Accounts receivable, net	6,267	17,794
Deferred contract costs	44,230	54,735
Prepaid expenses and other	15,966	23,430
Total current assets before funds held for clients	273,206	192,424
Funds held for clients	1,759,677	4,324,567
Total current assets	2,032,883	4,516,991
Capitalized internal-use software, net	45,018	57,713
Property and equipment, net	59,835	64,004
Operating lease right-of-use assets	43,984	50,808
Intangible assets, net	13,027	48,245
Goodwill	33,650	102,183
Long-term deferred contract costs	170,663	209,580
Long-term prepaid expenses and other	4,223	7,910
Deferred income tax assets	11,602	21,804
Total assets	$2,414,885	$5,079,238

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,230	$5,051
Accrued expenses	103,109	108,820
Total current liabilities before client fund obligations	107,339	113,871
Client fund obligations	1,759,677	4,324,567
Total current liabilities	1,867,016	4,438,438
Long-term operating lease liabilities	67,201	71,178
Other long-term liabilities	1,958	2,422
Deferred income tax liabilities	1,780	1,781
Total liabilities	$1,937,955	$4,513,819
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2021 and March 31, 2022	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2021 and March 31, 2022; 54,594 shares issued and outstanding at June 30, 2021 and 55,120 shares issued and outstanding at March 31, 2022	55	55
Additional paid-in capital	241,718	256,204
Retained earnings	235,091	310,722
Accumulated other comprehensive income (loss)	66	(1,562)
Total stockholders' equity	$476,930	$565,419
Total liabilities and stockholders’ equity	$2,414,885	$5,079,238
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Revenues:
Recurring and other revenue	$184,927	$244,962	$465,195	$620,827
Interest income on funds held for clients	1,126	1,008	2,981	2,877
Total revenues	186,053	245,970	468,176	623,704
Cost of revenues	57,326	75,538	160,248	209,608
Gross profit	128,727	170,432	307,928	414,096
Operating expenses:
Sales and marketing	40,055	52,752	115,504	154,856
Research and development	18,458	25,670	56,443	74,024
General and administrative	31,071	44,632	87,038	119,448
Total operating expenses	89,584	123,054	258,985	348,328
Operating income	39,143	47,378	48,943	65,768
Other expense	(207)	(311)	(843)	(800)
Income before income taxes	38,936	47,067	48,100	64,968
Income tax expense (benefit)	2,102	12,221	(10,836)	(10,663)
Net income	$36,834	$34,846	$58,936	$75,631
Other comprehensive loss, net of tax	(126)	(1,218)	(536)	(1,628)
Comprehensive income	$36,708	$33,628	$58,400	$74,003

Net income per share:
Basic	$0.68	$0.63	$1.09	$1.38
Diluted	$0.65	$0.62	$1.05	$1.34

Weighted-average shares used in computing net income per share:
Basic	54,415	55,114	54,244	54,996
Diluted	56,414	56,367	56,338	56,437
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	54,370	$54	$221,525	$186,374	$265	$408,218
Stock-based compensation	—	—	16,663	—	—	16,663
Stock options exercised	104	—	545	—	—	545
Issuance of common stock upon vesting of restricted stock units	14	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(37)	—	(7,525)	—	—	(7,525)
Unrealized losses on securities, net of tax	—	—	—	—	(126)	(126)
Net income	—	—	—	36,834	—	36,834
Balances at March 31, 2021	54,451	$54	$231,208	$223,208	$139	$454,609

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	55,105	$55	$231,106	$275,876	$(344)	$506,693
Stock-based compensation	—	—	26,498	—	—	26,498
Stock options exercised	9	—	160	—	—	160
Issuance of common stock upon vesting of restricted stock units	13	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(7)	—	(1,560)	—	—	(1,560)
Unrealized losses on securities, net of tax	—	—	—	—	(1,218)	(1,218)
Net income	—	—	—	34,846	—	34,846
Balances at March 31, 2022	55,120	$55	$256,204	$310,722	$(1,562)	$565,419

	Nine Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	48,896	—	—	48,896
Stock options exercised	338	—	2,477	—	—	2,477
Issuance of common stock upon vesting of restricted stock units	622	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60	—	6,100	—	—	6,100
Net settlement for taxes and/or exercise price related to equity awards	(361)	—	(54,172)	—	—	(54,172)
Unrealized losses on securities, net of tax	—	—	—	—	(536)	(536)
Net income	—	—	—	58,936	—	58,936
Balances at March 31, 2021	54,451	$54	$231,208	$223,208	$139	$454,609

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	75,726	—	—	75,726
Stock options exercised	204	—	1,972	—	—	1,972
Issuance of common stock upon vesting of restricted stock units	549	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	7,216	—	—	7,216
Net settlement for taxes and/or exercise price related to equity awards	(280)	—	(70,428)	—	—	(70,428)
Unrealized losses on securities, net of tax	—	—	—	—	(1,628)	(1,628)
Net income	—	—	—	75,631	—	75,631
Balances at March 31, 2022	55,120	$55	$256,204	$310,722	$(1,562)	$565,419
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2021	2022
Cash flows from operating activities:
Net income	$58,936	$75,631
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	46,947	70,197
Depreciation and amortization expense	32,070	36,419
Deferred income tax benefit	(10,656)	(10,882)
Provision for credit losses	213	238
Net accretion of discounts and amortization of premiums on available-for-sale securities	315	342
Amortization of debt issuance costs	127	136
Other	545	286
Changes in operating assets and liabilities:
Accounts receivable	(4,495)	(9,654)
Deferred contract costs	(39,621)	(49,205)
Prepaid expenses and other	(2,531)	(9,418)
Accounts payable	1,592	141
Accrued expenses and other	2,318	1,163
Net cash provided by operating activities	85,760	105,394
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(215,538)
Proceeds from sales and maturities of available-for-sale securities	82,488	85,875
Capitalized internal-use software costs	(21,664)	(26,285)
Purchases of property and equipment	(8,155)	(15,355)
Acquisitions of businesses, net of cash acquired	(14,992)	(107,576)
Other investing activities	—	(2,500)
Net cash provided by (used in) investing activities	37,677	(281,379)
Cash flows from financing activities:
Net change in client fund obligations	724,610	2,564,829
Borrowings under credit facility	—	50,000
Repayment of credit facility	(100,000)	(50,000)
Proceeds from exercise of stock options	146	—
Proceeds from employee stock purchase plan	6,100	7,216
Taxes paid related to net share settlement of equity awards	(51,828)	(68,509)
Payment of debt issuance costs	(56)	(64)
Net cash provided by financing activities	578,972	2,503,472
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	702,409	2,327,487
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,492,133	1,945,881
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,194,542	$4,273,368
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$—	$1,251
Liabilities assumed for acquisitions	$281	$4,470
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$820	$257
Refunds received for income taxes	$(222)	$(115)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$175,453	$96,465
Funds held for clients' cash and cash equivalents	2,019,089	4,176,903
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,194,542	$4,273,368
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for three and nine months ended March 31, 2022 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2021 included in the Company’s Annual Report on Form 10-K.
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
Disaggregation of revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Recurring fees	$178,711	$236,657	$448,864	$599,513
Implementation services and other	6,216	8,305	16,331	21,314
Total revenues from contracts	$184,927	$244,962	$465,195	$620,827
Deferred revenue
The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur simultaneously based on the client’s payroll frequency or by month for subscription-based fees. As such, the Company does not recognize contract assets or liabilities related to recurring revenue.
The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Balance at beginning of the period	$7,065	$9,341	$8,434	$8,734
Deferral of revenue	5,821	9,105	11,811	18,865
Revenue recognized	(4,097)	(6,044)	(11,456)	(15,197)
Balance at end of the period	$8,789	$12,402	$8,789	$12,402
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $4,982 in fiscal 2022, $6,127 in fiscal 2023 and $1,293 in fiscal 2024 and thereafter.

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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$125,817	$17,315	$(7,390)	$135,742
Costs to fulfill a contract	55,657	8,872	(2,607)	61,922
Total	$181,474	$26,187	$(9,997)	$197,664

	Three Months Ended March 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$155,564	$22,256	$(9,182)	$168,638
Costs to fulfill a contract	86,115	13,825	(4,263)	95,677
Total	$241,679	$36,081	$(13,445)	$264,315

	Nine Months Ended March 31, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$113,575	$43,026	$(20,859)	$135,742
Costs to fulfill a contract	44,468	24,376	(6,922)	61,922
Total	$158,043	$67,402	$(27,781)	$197,664

	Nine Months Ended March 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$145,718	$48,922	$(26,002)	$168,638
Costs to fulfill a contract	69,175	37,865	(11,363)	95,677
Total	$214,893	$86,787	$(37,365)	$264,315
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $49,698 as of March 31, 2022, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
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
The preliminary allocation of the purchase price for Blue Marble is as follows:

August 31, 2021
Proprietary technology	$21,200
Client relationships	3,000
Trade names	1,200
Goodwill	34,776
Other assets acquired	2,659
Liabilities assumed	(1,874)
Total purchase price	$60,961
On January 18, 2022, the Company acquired all of the shares outstanding of Cloudsnap, Inc., ("Cloudsnap") through a merger for cash consideration of $50,002, which was paid upon closing. Cloudsnap is a provider of a flexible, low-code solution for integrating disparate business applications. This transaction enables the Company to deliver modern integrations and seamless data sharing between critical systems more efficiently and effectively, while helping to unify and automate business processes across clients' HR, finance, benefits, and other systems.
The preliminary allocation of the purchase price for Cloudsnap is as follows:

January 18, 2022
Proprietary technology	$15,800
Goodwill	33,757
Other assets acquired	3,041
Liabilities assumed	(2,596)
Total purchase price	$50,002
The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company applied the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the dates of the acquisitions with the excess consideration paid recorded as goodwill. The fair values of assets acquired and liabilities assumed are currently provisional and are subject to change over the measurement periods as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. The measurement periods will end no later than one year from the respective acquisition dates.
The results from these acquisitions have been included in the Company’s consolidated financial statements since the closing of the acquisitions and are not material to the Company. Pro forma information is not presented because the effects of the acquisitions are not material to the Company’s consolidated financial statements. The goodwill related to these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with the Blue Marble acquisition is deductible for income tax purposes. The goodwill associated with the Cloudsnap acquisition is not deductible for income tax purposes. Direct costs related to the acquisitions were immaterial and were expensed as incurred as General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2021	$800
Charged to expense	238
Write-offs	(183)
Balance at March 31, 2022	$855
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2021	March 31, 2022
Capitalized internal-use software	$150,922	$182,140
Accumulated amortization	(105,904)	(124,427)
Capitalized internal-use software, net	$45,018	$57,713
Amortization of capitalized internal-use software costs is included in Cost of revenues and amounted to $6,005 and $6,308 for the three months ended March 31, 2021 and 2022, respectively, and $17,273 and $18,523 for the nine months ended March 31, 2021 and 2022, respectively.
Property and equipment, net consist of the following:

	June 30, 2021	March 31, 2022
Office equipment	$5,211	$4,365
Computer equipment	45,420	54,172
Furniture and fixtures	13,104	12,791
Software	6,641	8,278
Leasehold improvements	46,814	47,255
Time clocks rented by clients	5,399	6,423
Total	122,589	133,284
Accumulated depreciation	(62,754)	(69,280)
Property and equipment, net	$59,835	$64,004
Depreciation expense amounted to $3,966 and $4,098 for the three months ended March 31, 2021 and 2022, respectively, and $11,985 and $11,914 for the nine months ended March 31, 2021 and 2022, respectively.

The following table summarizes changes in goodwill during the nine months ended March 31, 2022:

March 31, 2022
Balance at June 30, 2021	$33,650
Additions attributable to acquisitions	68,533
Balance at March 31, 2022	$102,183
Refer to Note 4 for further details on current year acquisitions.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2021	March 31, 2022	Weighted average useful life (years)
Proprietary technology	$6,129	$43,129	6.0
Client relationships	19,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	440	1,640	5.0
Total	27,369	68,569
Accumulated amortization	(14,342)	(20,324)
Intangible assets, net	$13,027	$48,245
Amortization expense for acquired intangible assets was $1,028 and $2,630 for the three months ended March 31, 2021 and 2022, respectively, and $2,812 and $5,982 for the nine months ended March 31, 2021 and 2022, respectively.
Future amortization expense for acquired intangible assets as of March 31, 2022 is as follows:

Remainder of fiscal 2022	$2,770
Fiscal 2023	10,948
Fiscal 2024	9,943
Fiscal 2025	8,888
Fiscal 2026	7,269
Thereafter	8,427
Total	$48,245
The components of accrued expenses were as follows:

	June 30, 2021	March 31, 2022
Accrued payroll and personnel costs	$73,969	$67,965
Operating lease liabilities	7,549	8,270
Deferred revenue	9,442	14,326
Other	12,149	18,259
Total accrued expenses	$103,109	$108,820

(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consist of the following:

	June 30, 2021
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$202,287	$—	$—	$202,287
Funds held for clients' cash and cash equivalents	1,743,594	—	—	1,743,594
Available-for-sale securities:
Corporate bonds	13,390	70	—	13,460
Asset-backed securities	7,062	17	—	7,079
Total available-for-sale securities (1)	20,452	87	—	20,539
Total investments	$1,966,333	$87	$—	$1,966,420

(1)	Included within the fair value of total available-for-sale securities above is $4,456 of corporate investments and $16,083 of funds held for clients.

	March 31, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$96,465	$—	$—	$96,465
Funds held for clients' cash and cash equivalents	4,176,903	—	—	4,176,903
Available-for-sale securities:
Commercial paper	49,440	—	(113)	49,327
Corporate bonds	54,607	1	(1,289)	53,319
Asset-backed securities	8,082	—	(135)	7,947
Certificates of deposit	23,785	—	(50)	23,735
U.S treasury securities	4,036	—	(90)	3,946
U.S government agency securities	7,000	—	(372)	6,628
Other	2,823	—	(61)	2,762
Total available-for-sale securities (2)	149,773	1	(2,110)	147,664
Total investments	$4,423,141	$1	$(2,110)	$4,421,032

(2)	All available-for-sale securities are included in funds held for clients.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents include demand deposit accounts and money market funds at June 30, 2021 and March 31, 2022.
Classification of investments on the unaudited consolidated balance sheets is as follows:

	June 30, 2021	March 31, 2022
Cash and cash equivalents	$202,287	$96,465
Corporate investments	4,456	—
Funds held for clients	1,759,677	4,324,567
Total investments	$1,966,420	$4,421,032

Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of March 31, 2022 had fair market value as follows:

	March 31, 2022
	Securities in an unrealized loss position for less than 12 months
	Gross unrealized losses	Fair Value
Commercial paper	$(113)	$49,327
Corporate bonds	(1,289)	51,909
Asset-backed securities	(135)	7,826
Certificates of deposit	(50)	22,734
U.S. treasury securities	(90)	3,946
U.S. government agency securities	(372)	6,628
Other	(61)	2,762
Total available-for-sale securities	$(2,110)	$145,132
There were no available-for-sale securities in an unrealized loss position at June 30, 2021. As a result, no securities have been in an unrealized loss position for more than 12 months as of March 31, 2022.
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or nine months ended March 31, 2021 or 2022. All securities in the Company’s portfolio held an A-1 rating or better as of March 31, 2022.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2021 or 2022. There were no realized gains or losses on the sale of available-for-sale securities for the three or nine months ended March 31, 2021 or 2022.
Expected maturities of available-for-sale securities at March 31, 2022 are as follows:

	Amortized cost	Fair value
One year or less	$98,775	$98,392
One year to two years	26,988	26,369
Two years to three years	20,000	19,138
Three years to five years	4,010	3,765
Total available-for-sale securities	$149,773	$147,664
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

The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2021 and March 31, 2022 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificate of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2021 or March 31, 2022.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities is as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202,287	$202,287	$—	$—
Funds held for clients' cash and cash equivalents	1,743,594	1,743,594	—	—
Available-for-sale securities:
Corporate bonds	13,460	—	13,460	—
Asset-backed securities	7,079	—	7,079	—
Total available-for-sale securities	20,539	—	20,539	—
Total investments	$1,966,420	$1,945,881	$20,539	$—

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$96,465	$96,465	$—	$—
Funds held for clients' cash and cash equivalents	4,176,903	4,176,903	—	—
Available-for-sale securities:
Commercial paper	49,327	—	49,327	—
Corporate bonds	53,319	—	53,319	—
Asset-backed securities	7,947	—	7,947	—
Certificates of deposit	23,735	—	23,735	—
U.S. treasury securities	3,946	—	3,946	—
U.S government agency securities	6,628	—	6,628	—
Other	2,762	—	2,762	—
Total available-for-sale securities	147,664	—	147,664	—
Total investments	$4,421,032	$4,273,368	$147,664	$—
(8) Debt
In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in July 2024. In January 2022, the Company borrowed $50,000 under the credit facility in connection with its acquisition of Cloudsnap, which it repaid prior to March 31, 2022. Refer to Note 4 for additional details on this acquisition. There were no borrowings under the credit facility at June 30, 2021 or March 31, 2022.

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
Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of March 31, 2022, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
The Company maintains a 2008 Equity Incentive Plan (the “2008 Plan”) and a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of restricted stock units and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. Outstanding awards under the 2008 Plan continue to be subject to the terms and conditions of the 2008 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors. The Company's board of directors approved the increase in the number of common shares in reserve for issuance under the 2014 Plan by 2,400 shares, effective January 1, 2022.
As of March 31, 2022, the Company had 14,391 shares allocated to the plans, of which 1,999 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine months ended March 31, 2022:

Number of Shares
Available for grant at July 1, 2021	10,312
January 1, 2022 Evergreen provision increase	2,400
RSUs granted	(614)
MSUs granted	(47)
Shares withheld in settlement of taxes and/or exercise price	280
Forfeitures	120
Shares removed	(59)
Available for grant at March 31, 2022	12,392
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

Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Cost of revenues	$1,972	$2,936	$5,773	$8,860
Sales and marketing	3,938	5,119	11,783	15,994
Research and development	2,602	4,855	7,570	13,963
General and administrative	7,499	11,485	21,821	31,380
Total stock-based compensation expense	$16,011	$24,395	$46,947	$70,197
In addition, the Company capitalized $652 and $1,886 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2021 and 2022, respectively, and $1,949 and $5,312 during the nine months ended March 31, 2021 and 2022, respectively.
In August 2020, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $1,776 and $1,819 in stock-based compensation expense during the three months ended March 31, 2021 and 2022, respectively, and $4,560 and $4,877 during the nine months ended March 31, 2021 and 2022, respectively, related to these modified performance-based restricted stock units.
In March 2022, Michael Haske announced his intent to resign from his position effective September 1, 2022. In connection with his resignation, the Company’s board of directors approved a Transition and Separation Agreement and a Consulting Services Agreement whereby Mr. Haske will provide consulting services to the Company for a period of one year after the end of his employment on September 1, 2022. Pursuant to these agreements, the compensation committee of the Company's board of directors approved the modifications of certain of Mr. Haske's outstanding RSUs and MSUs to allow the awards to continue to vest after the end of his service period. As a result, the Company will record the cumulative effect of the modifications and accelerate the recognition of the remaining expense associated with certain of Mr. Haske's unmodified outstanding awards over his remaining substantive service period. The modifications of these awards did not have a material impact on the Company's financial statements.
There were no stock options granted during the nine months ended March 31, 2022. The table below presents stock option activity during the nine months ended March 31, 2022:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2021	765	$16.06	2.4	$133,550
Options exercised	(204)	$9.69
Balance at March 31, 2022	561	$18.37	1.8	$105,094
Options vested and exercisable at March 31, 2022	561	$18.37	1.8	$105,094
The total intrinsic value of options exercised was $20,975 and $1,819 during the three months ended March 31, 2021 and 2022, respectively, and $58,252 and $49,446 during the nine months ended March 31, 2021 and 2022, respectively.
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

The following table represents restricted stock unit activity during the nine months ended March 31, 2022:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2021	1,388	$100.33
RSUs granted	614	$247.98
RSUs vested	(549)	$84.83
RSUs forfeited	(115)	$160.61
RSU balance at March 31, 2022	1,338	$169.40
At March 31, 2022, there was $113,191 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
The following table represents market share unit activity during the nine months ended March 31, 2022:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2021	58	$178.04
MSUs granted	48	$361.02
MSUs forfeited	(5)	$178.04
MSU balance at March 31, 2022	101	$263.83
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Nine Months Ended March 31,
	2021	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	52.0%	47.4 - 47.5%
Expected term (years)	3.04	2.92 - 3.04
Risk‑free interest rate	0.18%	0.43 - 0.47%
At March 31, 2022, there was $16,131 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.2 years.
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
The Company’s effective tax rate was 5.4% and 26.0% for the three months ended March 31, 2021 and 2022, respectively. The Company’s effective tax rate for the three months ended March 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance. The Company's effective tax rate for the three months ended March 31, 2022 was higher than the federal statutory rate of 21% primarily due to an increase in non-deductible stock-based compensation under Internal Revenue Code Section 162(m), partially offset by research and development tax credits.
The Company's effective tax rate was (22.5)% and (16.4)% for the nine months ended March 31, 2021 and 2022, respectively. The Company's effective tax rate for the nine months ended March 31, 2021, and March 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits and state and local income taxes.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Numerator:
Net income	$36,834	$34,846	$58,936	$75,631

Denominator:
Weighted-average shares used in computing net income per share:
Basic	54,415	55,114	54,244	54,996
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	1,999	1,253	2,094	1,441
Diluted	56,414	56,367	56,338	56,437

Net income per share:
Basic	$0.68	$0.63	$1.09	$1.38
Diluted	$0.65	$0.62	$1.05	$1.34

The following table summarizes the outstanding restricted stock units and market share units that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Market share units	—	19	—	19
Restricted stock units	1	62	13	59
Total	1	81	13	78

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
COVID-19 Impact
The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our clients and general economic conditions, remain uncertain and difficult to predict. Despite the uncertainties related to the COVID-19 pandemic, we continue to deliver strong sales performance and operational execution as the demand for our product offerings remains robust. As the end of the pandemic is difficult to predict, our business and financial performance may be unfavorably impacted in future periods. Refer to “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 6, 2021 for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $186.1 million for the three months ended March 31, 2021 to $246.0 million for the three months ended March 31, 2022, representing a 32% year-over-year increase. Total revenues increased from $468.2 million for the nine months ended March 31, 2021 to $623.7 million for the nine months ended March 31, 2022, representing a 33% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and an overall improvement in macroeconomic conditions compared to the prior year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.
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
The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Adjusted Gross Profit	$136,728	$179,764	$331,602	$442,545
Adjusted EBITDA	66,941	85,717	132,775	178,456

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$128,727	$170,432	$307,928	$414,096
Amortization of capitalized internal-use software costs	6,005	6,308	17,273	18,523
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	1,996	2,978	6,401	9,832
Other items (1)	—	46	—	94
Adjusted Gross Profit	$136,728	$179,764	$331,602	$442,545

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$36,834	$34,846	$58,936	$75,631
Interest expense	204	168	895	386
Income tax expense (benefit)	2,102	12,221	(10,836)	(10,663)
Depreciation and amortization expense	10,999	13,036	32,070	36,419
EBITDA	50,139	60,271	81,065	101,773
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	16,510	24,640	50,333	74,866
Other items (2)	292	806	1,377	1,817
Adjusted EBITDA	$66,941	$85,717	$132,775	$178,456
(1)Represents nonrecurring acquisition-related costs.
(2)Represents nonrecurring costs including acquisition and other transaction-related costs and lease exit activity.
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
We derive revenue from a client based on the solutions purchased by the client, the number of client employees as well as the amount, type and timing of services provided with respect to those client employees. As such, the number of client employees on our system is not a good indicator of our financial results in any period. Recurring and other revenue accounted for substantially all of our total revenues during both the three and nine months ended March 31, 2021 and 2022.

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
We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $6.0 million and $6.3 million of capitalized internal-use software costs during the three months ended March 31, 2021 and 2022, respectively, and $17.3 million and $18.5 million of capitalized internal-used software costs during the nine months ended March 31, 2021 and 2022, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2021 and 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Capitalized portion of research and development	$8,086	$10,914	$23,476	$31,218
Expensed portion of research and development	18,458	25,670	56,443	74,024
Total research and development	$26,544	$36,584	$79,919	$105,242
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

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$184,927	$244,962	$465,195	$620,827
Interest income on funds held for clients	1,126	1,008	2,981	2,877
Total revenues	186,053	245,970	468,176	623,704
Cost of revenues	57,326	75,538	160,248	209,608
Gross profit	128,727	170,432	307,928	414,096
Operating expenses:
Sales and marketing	40,055	52,752	115,504	154,856
Research and development	18,458	25,670	56,443	74,024
General and administrative	31,071	44,632	87,038	119,448
Total operating expenses	89,584	123,054	258,985	348,328
Operating income	39,143	47,378	48,943	65,768
Other expense	(207)	(311)	(843)	(800)
Income before income taxes	38,936	47,067	48,100	64,968
Income tax expense (benefit)	2,102	12,221	(10,836)	(10,663)
Net income	$36,834	$34,846	$58,936	$75,631

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2022	2021	2022
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	99%	100%	99%	100%
Interest income on funds held for clients	1%	0%	1%	0%
Total revenues	100%	100%	100%	100%
Cost of revenues	31%	31%	34%	34%
Gross profit	69%	69%	66%	66%
Operating expenses:
Sales and marketing	21%	21%	25%	25%
Research and development	10%	11%	12%	12%
General and administrative	17%	18%	18%	19%
Total operating expenses	48%	50%	55%	56%
Operating income	21%	19%	11%	10%
Other expense	0%	0%	0%	0%
Income before income taxes	21%	19%	11%	10%
Income tax expense (benefit)	1%	5%	(2)%	(2)%
Net income	20%	14%	13%	12%
Comparison of Three Months Ended March 31, 2021 and 2022
Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2021	2022	$	%
Recurring and other revenue	$184,927	$244,962	$60,035	32%
Percentage of total revenues	99%	100%
Interest income on funds held for clients	$1,126	$1,008	$(118)	(10)%
Percentage of total revenues	1%	0%
Recurring and other revenue
Recurring and other revenue for the three months ended March 31, 2022 increased by $60.0 million, or 32%, to $245.0 million from $184.9 million for three months ended March 31, 2021. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and improved macroeconomic conditions as compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended March 31, 2022 decreased by 10% from the three months ended March 31, 2021. Interest income on funds held for clients continues to be impacted by the low interest rate environment due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the lower interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base and increases in client employee counts on our platform.

Cost of Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2021	2022	$	%
Cost of revenues	$57,326	$75,538	$18,212	32%
Percentage of total revenues	31%	31%
Gross margin	69%	69%
Cost of Revenues
Cost of revenues for the three months ended March 31, 2022 increased by $18.2 million, or 32%, to $75.5 million from $57.3 million for the three months ended March 31, 2021. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $10.4 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $6.5 million in additional delivery and other processing costs.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2022	$	%
Sales and marketing	$40,055	$52,752	$12,697	32%
Percentage of total revenues	21%	21%
Sales and marketing expenses for the three months ended March 31, 2022 increased by $12.7 million, or 32%, to $52.8 million from $40.1 million for the three months ended March 31, 2021. The increase in sales and marketing expense was primarily due to $9.2 million of additional employee-related costs, including those incurred to expand our sales team, and an increase in overall spending on travel and entertainment as COVID-19 pandemic restrictions eased within the United States. The increase was also driven by $1.2 million in additional marketing lead generation costs and $1.2 million of additional stock-based compensation costs associated with our equity incentive plan.
Research and Development

	Three Months Ended March 31,		Change
	2021	2022	$	%
Research and development	$18,458	$25,670	$7,212	39%
Percentage of total revenues	10%	11%
Research and development expenses for the three months ended March 31, 2022 increased by $7.2 million, or 39%, to $25.7 million from $18.5 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily due to $6.3 million of additional employee-related costs related to additional development personnel and $2.3 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $1.6 million.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2022	$	%
General and administrative	$31,071	$44,632	$13,561	44%
Percentage of total revenues	17%	18%
General and administrative expenses for the three months ended March 31, 2022 increased by $13.6 million, or 44%, to $44.6 million from $31.1 million for the three months ended March 31, 2021. The increase in general and administrative expense was primarily due to $3.2 million in additional employee-related costs, $3.0 million in additional 401(k) expense, $4.0 million of additional stock-based compensation associated with our equity incentive plan and $1.6 million in additional amortization related to acquired intangible assets.
Other Expense

	Three Months Ended March 31,		Change
	2021	2022	$	%
Other expense	(207)	(311)	$(104)	50%
Percentage of total revenues	0%	0%
Other expense did not materially change for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Income Taxes
Our effective tax rate was 5.4% and 26.0% for the three months ended March 31, 2021 and 2022, respectively. Our effective tax rate for the three months ended March 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance. Our effective tax rate for the three months ended March 31, 2022 was higher than the federal statutory rate of 21% primarily due to an increase in non-deductible stock-based compensation under Internal Revenue Code Section 162(m), partially offset by research and development tax credits.
Comparison of Nine Months Ended March 31, 2021 and 2022
Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2021	2022	$	%
Recurring and other revenue	$465,195	$620,827	$155,632	33%
Percentage of total revenues	99%	100%
Interest income on funds held for clients	$2,981	$2,877	$(104)	(3)%
Percentage of total revenues	1%	0%
Recurring and other revenue
Recurring and other revenue for the nine months ended March 31, 2022 increased by $155.6 million, or 33%, to $620.8 million from $465.2 million for nine months ended March 31, 2021. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and improved macroeconomic conditions compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the nine months ended March 31, 2022 decreased by 3% from the nine months ended March 31, 2021. Interest income on funds held for clients continues to be impacted by the low interest rate environment due to the interest rate cuts by the Federal Reserve in response to the COVID-19 pandemic. The impact from the lower interest rates was partially offset by higher average daily balances for funds held due to the addition of new clients to our client base and increases in client employee counts on our platform.
Cost of Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2021	2022	$	%
Cost of revenues	$160,248	$209,608	$49,360	31%
Percentage of total revenues	34%	34%
Gross margin	66%	66%

Cost of Revenues
Cost of revenues for the nine months ended March 31, 2022 increased by $49.4 million, or 31%, to $209.6 million from $160.2 million for the nine months ended March 31, 2021. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $29.7 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $15.4 million related to delivery and other processing costs and $3.1 million of additional stock-based compensation costs associated with our equity incentive plan.
Operating Expenses
($ in thousands)
Sales and Marketing

	Nine Months Ended March 31,		Change
	2021	2022	$	%
Sales and marketing	$115,504	$154,856	$39,352	34%
Percentage of total revenues	25%	25%
Sales and marketing expenses for the nine months ended March 31, 2022 increased by $39.4 million, or 34%, to $154.9 million from $115.5 million for the nine months ended March 31, 2021. The increase in sales and marketing expense was primarily attributable to $26.6 million in additional employee-related costs, including those incurred to expand our sales team, and an increase in overall spending on travel and entertainment as COVID-19 pandemic restrictions eased within the United States. The increase was also driven by $4.6 million in additional marketing lead generation costs and $4.2 million of additional stock-based compensation costs associated with our equity incentive plan.
Research and Development

	Nine Months Ended March 31,		Change
	2021	2022	$	%
Research and development	$56,443	$74,024	$17,581	31%
Percentage of total revenues	12%	12%
Research and development expenses for the nine months ended March 31, 2022 increased by $17.6 million, or 31%, to $74.0 million from $56.4 million for the nine months ended March 31, 2021. The increase in research and development expenses was primarily the result of $14.5 million of additional employee-related costs related to additional development personnel and $6.4 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by higher period-over-period capitalized internal-use software costs of $3.9 million.

General and Administrative

	Nine Months Ended March 31,		Change
	2021	2022	$	%
General and administrative	$87,038	$119,448	$32,410	37%
Percentage of total revenues	18%	19%
General and administrative expenses for the nine months ended March 31, 2022 increased by $32.4 million, or 37%, to $119.4 million from $87.0 million for the nine months ended March 31, 2021. The increase in general and administrative expense was primarily due to $8.8 million in additional 401(k) expense and $8.1 million in additional employee-related costs, $9.6 million of additional stock-based compensation associated with our equity incentive plan and $3.2 million in additional amortization of acquired intangible assets.
Other Expense

	Nine Months Ended March 31,		Change
	2021	2022	$	%
Other expense	(843)	(800)	$43	(5)%
Percentage of total revenues	0%	0%
Other expense for the nine months ended March 31, 2022 did not materially change as compared to the nine months ended March 31, 2021.
Income Taxes
Our effective tax rate was (22.5)% and (16.4)% for the nine months ended March 31, 2021 and 2022, respectively. Our effective tax rate for the nine months ended March 31, 2021 and March 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits and state and local income taxes.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2022, our principal source of liquidity was $96.5 million of cash and cash equivalents. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In January 2022, we borrowed $50.0 million in connection with our acquisition of Cloudsnap, Inc., which we repaid prior to March 31, 2022. Refer to Note 4 of the Notes to the Unaudited Consolidated Financial Statements for additional details on this acquisition.
We invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of March 31, 2022, we had not recognized any credit impairment losses related to our investment portfolio.
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

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2021	2022
Net cash provided by operating activities	$85,760	$105,394
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(215,538)
Proceeds from sales and maturities of available-for-sale securities	82,488	85,875
Capitalized internal-use software costs	(21,664)	(26,285)
Purchases of property and equipment	(8,155)	(15,355)
Acquisitions of businesses, net of cash acquired	(14,992)	(107,576)
Other investing activities	—	(2,500)
Net cash provided by (used in) investing activities	37,677	(281,379)
Cash flows from financing activities:
Net change in client fund obligations	724,610	2,564,829
Borrowings under credit facility	—	50,000
Repayment of credit facility	(100,000)	(50,000)
Proceeds from exercise of stock options	146	—
Proceeds from employee stock purchase plan	6,100	7,216
Taxes paid related to net share settlement of equity awards	(51,828)	(68,509)
Payment of debt issuance costs	(56)	(64)
Net cash provided by financing activities	578,972	2,503,472
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	702,409	2,327,487
Operating Activities
Net cash provided by operating activities was $85.8 million and $105.4 million for the nine months ended March 31, 2021 and 2022, respectively. The increase in net cash provided by operating activities from the nine months ended March 31, 2021 to the nine months ended March 31, 2022 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit, partially offset by net changes in operating assets and liabilities during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021.
Investing Activities
Net cash provided by (used in) investing activities was $37.7 million and $(281.4) million for the nine months ended March 31, 2021 and 2022, respectively. The net cash provided by (used in) investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of excess corporate cash and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash provided by (used in) investing activities was primarily due to purchases of available-for-sale securities of $215.5 million and $92.6 million of additional amounts paid for acquisitions, net of cash acquired, during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021.
Financing Activities
Net cash provided by financing activities was $579.0 million and $2,503.5 million for the nine months ended March 31, 2021 and 2022, respectively. The increase in net cash provided by financing activities was primarily the result of an increase in the change in client fund obligations of $1,840.2 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021.

Contractual Obligations and Commitments
Our principal commitments consist of operating lease obligations. The following table summarizes our contractual obligations at March 31, 2022:

	Payment Due By Fiscal Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$93,468	$10,760	$19,847	$19,014	$43,847
Purchase obligations	28,139	15,967	8,664	3,508	—
	$121,607	$26,727	$28,511	$22,522	$43,847
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $8.2 million and $15.4 million for the nine months ended March 31, 2021 and 2022, respectively, exclusive of capitalized internal-use software costs of $21.7 million and $26.3 million for the same periods, respectively.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations, the novel coronavirus disease (“COVID-19”) pandemic has disrupted the global economy and financial markets and may unfavorably impact our future business and financial performance. Refer to “Part I. Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on August 6, 2021 for risks related to our business.
We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of $96.5 million and funds held for clients of $4,324.6 million. We did not hold corporate investments on our balance sheet as of March 31, 2022. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. government agency securities and other which were classified as available-for-sale securities as of March 31, 2022. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of March 31, 2022. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of March 31, 2022, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On May 2, 2022, the compensation committee of the board of directors of Paylocity Holding Corporation (the “Company”) approved a form of agreement for use in connection with the issuance of restricted stock units to executive officers of the Company under the Company’s 2014 Equity Incentive Plan (the “Plan”), which is attached hereto as Exhibit 10.5, and the terms thereof are incorporated herein by reference. The board and the compensation committee have discretion to alter the terms of such form agreement, subject to the limitations set forth in the Plan.
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

10.1
Amendment to Executive Employment Agreement dated as of March 11, 2022 by and between Paylocity Corporation and Toby Williams (filed as Exhibit 10.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on March 14, 2022 (File No. 001-36348)).

10.2
Amended and Restated Executive Employment Agreement dated as of March 11, 2022 by and between Paylocity Corporation and Ryan Glenn (filed as Exhibit 10.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on March 14, 2022 (File No. 001-36348)).

10.3
Transition and Separation Agreement dated as of March 11, 2022 by and between Paylocity Corporation and Michael Haske (filed as Exhibit 10.3 of Paylocity Holding Corporation’s Current Report on Form 8-K on March 14, 2022 (File No. 001-36348)).

10.4
Consulting Services Agreement dated as of March 11, 2022 by and between Paylocity Corporation and Michael Haske (filed as Exhibit 10.4 of Paylocity Holding Corporation’s Current Report on Form 8-K on March 14, 2022 (File No. 001-36348)).

10.5*	Form of Restricted Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Co-Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Co-Chief Executive Officer.

32.3**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	May 6, 2022	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 6, 2022	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 6, 2022	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)