Form 10-K
period 2022-06-30
Paylocity Holding Corp
filed 2022-08-05
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from         to
Commission File Number 001-36348
__________________________________________________
PAYLOCITY HOLDING CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________

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
None
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2021, the last day of registrant’s most recently completed second fiscal quarter, was $9.4 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).
As of July 29, 2022, there were 55,277,660 shares of the registrant’s common stock issued and outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2023 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION
Form 10-K
For the Year Ended June 30, 2022
_____________________________________________

PART I
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
Item 1. Business.
Overview

We are a leading cloud-based provider of human capital management, or HCM, and payroll software solutions that deliver a comprehensive platform for the modern workforce. Our HCM and payroll platform offers an intuitive, easy-to-use product suite that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR and payroll processes. Excluding clients acquired through acquisitions, as of June 30, 2022, we provided our software-as-a-service, or SaaS, solutions to approximately 33,300 clients across the U.S., which on average had over 100 employees.
Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Organizations are faced with an ever-changing employment landscape, including numerous federal, state and local regulations across multiple jurisdictions, the complexity of increasingly geographically dispersed employees, and managing hybrid workplaces. At the same time, employees’ expectations are rising, and organizations need to prioritize communication, connection, and collaboration among their employees to differentiate how they attract and retain talent and build a culture of loyalty. Many companies also are operating without the infrastructure, expertise or personnel to implement or support large and complex systems in today’s dynamic environment. Existing solutions offered by third-party payroll service providers can have limited capabilities and configurability while other enterprise-focused software vendors can be prohibitively expensive and time-consuming to implement and manage. We believe that modern organizations are better served by SaaS solutions designed to meet their unique needs, delivering fast time to value, and providing their employees with the most engaging experience available.

Our HCM and payroll software solutions provide the following key benefits to our clients:

•Single & Flexible End-to-End Platform - The foundation of our platform is a single employee system of record that supports the complete employee lifecycle: Talent, Payroll, Core HR, Workforce Management, and Benefits. Our platform centralizes payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.
•Employee Experience –We embed employee experiences throughout the platform that help employees feel connected to their work whether they are hybrid, remote, on-the-go, or do not have computers or email addresses. Our platform provides tools to communicate, connect to organizations and peers, and focus on career development and growth, which drives engagement and adoption of self-service processes – and drives HR automation and digital transformation.
•Insights & Recommendations – Our clients have access to their data for reporting and compliance needs, but we also provide prescriptive recommendations on how to interpret the data and where to focus next to achieve their goals. Our dashboards use advanced AI to deliver actionable next steps to improve efficiency and build a healthier workforce.
•Leading Customer Service - We supplement our comprehensive software solutions with an integrated implementation and client service organization, all of which are designed to meet the needs of our clients and prospects.
•Seamless Integration with Extensive Ecosystem of Partners. Our software solutions offer our clients automated data integration with hundreds of third-party partner systems, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches.
We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2020, 2021 and 2022. Our total revenues increased from $561.3 million in fiscal 2020 to $635.6 million in fiscal 2021, representing a 13% year-over-year increase, and to $852.7 million in fiscal 2022, representing a 34% year-over-year increase. Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.

Our Strategy
We intend to strengthen and extend our position as a leading provider of cloud-based HCM and payroll software solutions. Key elements of our strategy include the following:
•Extend Technological Leadership. We believe that our organically developed cloud-based software solutions, combined with our unified database architecture, enhances the experience and usability of our products, providing what we believe to be a competitive advantage over alternative solutions. Our modern, intuitive user interface utilizes features found in many popular consumer application experiences, enabling users to use our solutions with limited training. We plan to continue our technology innovation, as we have done with our mobile applications, social features and analytics capabilities.
•Grow Our Client Base. We believe that our current client base represents only a small portion of the organizations that could benefit from our solutions. Our clients typically have between 10 to 5,000 employees and while we provide our HCM and payroll software solutions to approximately 33,300 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2022, there are over 1.3 million businesses with 10 to 5,000 employees in the U.S., employing approximately 73 million people, according to the U.S. Census Bureau in 2019. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $440 per employee annually. We believe our realized target addressable market is approximately $18.6 billion assuming $255 realized per employee per year as our existing clients do not typically own our entire suite of solutions. As we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on HCM solutions per employee and to expand our addressable market. As we expand our client base and number of employees, we will also grow our sales organization.
•Expand Our Product Offerings. We believe a significant part of our leadership position is the result of our investment and innovation in our product offerings. We plan to continue to invest in product development efforts that will allow us to offer a broader selection of products to new and existing clients.
•Further Develop Our Referral Network. We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants that recommend our solutions and provide referrals. We believe that our platform’s automated data integration with hundreds of related third-party partner systems is valuable to our referral participants, as they are able to access payroll and HR data through a single system which decreases complexity and cost and complements their own product offerings. We plan to increase integration with third-party providers and expand our referral network to grow our client base and lower our client acquisition costs.
Our Products
Our HCM and payroll software solutions deliver a unified platform for the modern workplace. We offer an intuitive, easy-to-use product suite that helps businesses attract and retain talent, build culture and connection with their employees and streamline and automate HR and payroll processes. Our product suite includes the following categories:
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
Global Payroll – Our cloud-based global payroll solution enables U.S.-based companies to manage payroll for employees outside the U.S. in line with complex local and country-specific requirements across many countries. It also provides consolidated reporting capabilities to efficiently manage a global employee base with real-time access to payroll data.
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
Human Capital Management
Core HR – Our Human Capital Management solutions streamline HR processes using modern, mobile-enabled tools that help save time by automating administrative tasks and providing data-driven reporting. Clients can track headcount and status for positions, manage position and manager changes, manage compliance tracking and reporting and employee data and documents in one central location.
Employee Self-Service – Our Employee Self-Service module provides employees with access to their information 24/7, which allows them to view checks, request time off, clock in and out, update personal data and collaborate with teammates. Employees can also enroll in benefits, view coverage, access Learning Management System training or view course completion status on-the-go via our mobile app.
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
Talent
Recruiting – Recruiting helps clients find the right candidates by offering intuitive tools to streamline talent acquisition processes from application creation to candidate acceptance. By modernizing the experience, clients can conveniently reach candidates wherever they are, including through embedded text messaging, and instantly track conversations in our platform. HR professionals can customize job applications and reach more candidates by automatically posting to online job portals. To promote an inclusive culture, clients can activate masking of certain candidate details to promote recruiting without bias, while still collecting all essential details, including diversity information. Additionally, our solution provides clients with the ability to auto-fill and simplify background checks, maintain and track personal and confidential data, and have real-time access to candidate information to enable timely staffing decisions. Recruiters can communicate with modern candidates in the ways they expect, including email and text messaging from right within our platform.
Onboarding – Onboarding enables new employees to complete all pre-hire tasks through digital data collection to gather important personal and confidential information and documentation right through our platform. Clients can streamline processes such as handbook acknowledgment, tax withholding forms, I-9 document verification, E-Verify and many others. Additionally, new hires feel an instant connection to their team and employer with welcome notes from leaders, introductory videos, company culture information and company policies.
Learning Management – Our Learning Management solution (LMS) allows clients to easily assign courses tailored to training their employees on new skills, policies, products, and other topics with a variety of course delivery methods including on-demand and webinars, all of which are available via our mobile app. Our clients can create a variety of content for their employees including via a Sharable Content Object Reference Model (SCORM), embedded video and various document types. The client’s custom content is supplemented by a library of standard trainings provided by Paylocity to help in areas like anti-harassment, new hire, workplace safety, diversity in recruiting and many more. Clients can also empower their employees to create trainings so that internal subject matter experts can share their expertise with colleagues. LMS also offers numerous diversity, equity, inclusion and accessibility courses, modules, and instructional kits to help ensure employees are educated to support a diverse workforce.
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
Compensation Management – Compensation Management helps clients ensure alignment between organizational goals, budgets and participant eligibility in an efficient process that reduces manual effort and paper-based budgeting activities. Our customized dashboards provide visibility to individual performance and compensation history at custom permission levels and the full value of an employee’s compensation and benefits. Clients can create employee-facing Total Rewards Statements in bulk to demonstrate the full compensation an employee receives—including not just pay, but also benefits, time off, and more.
Benefits
Employee Benefits Management – Clients can plan and administer competitive benefits packages in one place while offering a smooth, mobile-friendly enrollment and management experience for employees with our Employee Benefits Management tool. Benefit administrators can add enrollment rules, manage benefit offerings for different employee groups, customize user plan limits, and view plan documentation, among other features. Employees can manage their own elections in Employee Self Service or via the mobile app, access open enrollment, account balances and more. Clients can also use embedded experiences like notifications and training to help employees easily stay apprised of important dates and understand the benefit options available to them.
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
Employee Experiences
Community – Community is an integrated part of our platform that streamlines communication and fosters a culture of engagement not possible with broadcast emails, antiquated intranets or break room bulletin boards. It empowers clients to engage all employees—even those that are remote, on-the-go or do not have corporate email, which is more critical than ever in the new hybrid world of work. With Community, clients can optimize “broadcast” communications with a company feed that streamlines announcements into a single location. Announcements can be managed, sent and tracked with an intuitive dashboard. Clients can support their employees at scale with Ask an Expert groups where employees can pose questions to designated group experts who manage questions from a dashboard. Community also offers premium capabilities such as one-to-one and one-to many chat functionality to improve real-time communication; the ability to upload, create, edit, and share files; the automatic creation of team groups for supervisors and direct reports; updated user profiles allowing employees to list interests, team members, education, skills or hobbies and enhanced directory and search capability to easily find, follow and engage with co-workers.
Premium Video – Premium Video provides clients the ability to record, upload and embed videos across our HCM platform to increase collaboration, morale, engagement and productivity. Clients can embed videos seamlessly into tasks that are critical to their business such as leadership announcements, job postings, onboarding, performance journals, surveys and more.
Surveys – Our Surveys tool help clients gather valuable employee feedback to encourage ongoing and transparent conversations while staying in touch with their workforce.
Peer Recognition – Peer Recognition promotes positive interactions by allowing employees to recognize and celebrate colleagues’ achievements. It also gives employees the ability to post accolades on their profiles and share with co-workers.
Insights & Recommendations
Modern Workforce Index – Leveraging data from more than 33,000 clients, our patent-pending Modern Workforce Index (MWI) puts sophisticated AI into an HR intelligence dashboard that gives clients insight into employee sentiment, performance metrics, and engagement. With MWI, clients can identify gaps and get smart, actionable recommendations on how to improve their organization’s health by increasing employee productivity and reducing turnover.
Data Insights – With our Data Insights solution, our clients can evaluate the health of their organizations with actionable insights in areas such as headcount, turnover, labor costs and composition of their employee populations so they can customize, fund and deploy strategies to support diverse employees and identify needs of underrepresented groups.
Reporting – Clients can build and customize reports within our platform. We also offer hundreds of standard reports that clients can use as is or adjust to suit their needs. New reports are added regularly in response to regulatory changes, compliance updates and client feedback.
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
Implementation and Training Services
Our clients are typically either migrating to our platform from a competitive solution or are adopting their first online HCM and payroll solution. These organizations often have limited internal resources and rely on us to implement their HCM and payroll solutions. We typically implement our product suite within one to eight weeks, depending on the size and complexity of each client. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly configurable, easy-to-use products.
We offer clients the opportunity to utilize on-demand or in-class training designed to provide clients with general knowledge on our solutions. We also host an annual client conference for clients to learn about new products and features and allow clients to provide feedback and learn best practices.
Client Service
Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2020, 2021 and 2022. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing clients with knowledgeable resources who understand the client’s business, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provide industry content and Paylocity product and service information.
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
Clients
Excluding clients acquired through acquisitions, as of June 30, 2022, we provided our HCM and payroll software solutions to approximately 33,300 clients, across the U.S. The rate at which we add clients is variable period-to-period and is also seasonal as many clients switch solutions during the first calendar quarter of each year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2020, 2021 and 2022, no client accounted for more than 1% of our revenues.
Sales and Marketing
We market and sell our products and services through our direct sales force. Our direct sales force includes sales representatives who have defined geographic territories throughout the U.S. We seek to hire experienced sales representatives wherever they are located and believe we have room to grow the number of sales representatives in each of our territories.
The sales cycle begins with a sales lead generated by the sales representative, through our third-party referral network, a client referral, our telemarketing team, our external website, marketing lead generation strategies or other territory-based activities. We support our sales force with a marketing program that includes seminars and webinars, email marketing, social media marketing, broker events and web marketing.
Referral Network
As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2022, more than 25% of our new client revenue originated by referrals from participants in our referral network.
We believe participants in our referral network refer potential clients to us because of the strength of our products and services, the value we provide our referral partners through our broker portal, the fact that we do not provide services that compete with our referral networks, and because we offer third parties the ability to integrate their systems with our platform. Unlike other HCM and payroll solution providers who also provide retirement plans, health insurance and other products and services competitive with the offerings of the participants in our referral network, we focus only on our core business of providing HCM and payroll solutions. In some cases, we have formalized relationships in which we are a recommended vendor of these participants. In other cases, the relationships are informal. We typically do not compensate these participants for referrals.
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
Paylocity’s automated data integration reduces the complexity and risk of error of manual data transfers and saves clients and employees time. Direct and automated data transmission improves the accuracy of data and facilitates data collection in partners’ systems. Having automated data integration with a HCM and payroll provider differentiates partners’ product offerings, strengthening their competitive positioning in their own markets.
Technology
We offer our solutions on a cloud-based platform that leverages a unified architecture and a common code base that we organically developed. Clients do not need to install our software in their data centers and can access our solutions through any mobile device or web browser with Internet access.
•Multi-Tenant Architecture. Our software solutions were designed with a multi-tenant architecture. This architecture gives us an advantage over many disparate traditional systems, which are less flexible and require longer and more costly development and upgrade cycles.
•Mobile Focused. We employ mobile-centric principles in our solution design and development. We believe that the increasing mobility of employees heightens the importance of access to our solutions through mobile devices, including smart phones and tablets. Our mobile experience provides our clients and their employees with access to our solutions through virtually any device having Internet access. We bring the flexibility of a secure, cloud-based solution to users without the need to access a traditional desktop or laptop computer.
•Security. We maintain comprehensive security programs designed to ensure the security and integrity of client and employee data, protect against security threats or data breaches and prevent unauthorized access. We regulate and limit all access to servers and networks at our data centers. Our systems are monitored for irregular or suspicious activity, and we have dedicated internal staff perform security assessments for each release. Our systems undergo regular penetration testing and source code reviews by an independent third-party security firm.
We use multiple cloud hosting and third-party data center providers to host our solutions, including data centers in Franklin Park, Illinois and Kenosha, Wisconsin (for backup and disaster recovery). We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.
Competition
The market for HCM and payroll solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.
We believe the principal competitive factors on which we compete in our market include the following:
•Solutions built to connect with today’s modern workforce;
•Comprehensive HCM and payroll product suite on a single platform;
•Breadth and depth of product functionality;
•Configurability and ease of use of our solutions;
•Modern, mobile, intuitive and consumer-oriented user experience;
•Benefits of a cloud-based technology platform;
•Ability to innovate and respond to client needs rapidly;
•Domain expertise in HCM and payroll;
•Quality of implementation and client service;
•Ease of implementation;
•Real-time web-based payroll processing; and
•Access to a wide variety of complementary third-party service providers.
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
Research and development costs, including research and development costs that were capitalized, were $91.0 million, $108.5 million and $145.1 million for the years ended June 30, 2020, 2021 and 2022, respectively.
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
Governmental Regulation
As a provider of HCM and payroll solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, business partners and our employees. Data privacy has become a significant issue for organizations globally, including those in the United States. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain so for the foreseeable future. Many national, state and local government bodies have adopted or are considering adopting laws and regulations related to the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state breach notification laws, and state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”) and the Illinois Biometric Information Privacy Act (“BIPA”). Further, because some of our clients have international operations, the European Union General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.
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
Human Capital
As a leading provider of cloud-based HCM and payroll software solutions, we are committed to delivering the most modern suite of solutions that drive employee engagement and a more connected culture for both our clients and our employees. Our Co-CEOs, together with our senior executive team and Board of Directors, drive our human capital strategy including key initiatives related to our employees and company culture.
For additional information regarding our human capital initiatives, we encourage investors and other users of this Annual Report on Form 10-K to visit our Corporate Social Responsibility website at https://www.paylocity.com/who-we-are/about-us/corporate-responsibility/. The information contained on this website is not incorporated by reference into this Annual Report on Form 10-K.

As of June 30, 2022, our workforce consisted of approximately 5,300 employees, substantially all of which were employed on a full-time basis in the United States.
Culture & Engagement
At Paylocity, we strive to be an organization where every employee has a voice, feels welcomed and is empowered to do their best work. Our core values drive our culture – we believe in earning it every day, that growth fuels opportunity, thinking next generation, living the reputation, and being unbeatable together. Our core values serve as the foundation from which we create an engaging culture for our employees, how we train and develop our teams and how we identify the right talent for our organization. Our approach to drive a strong culture and employee engagement has been validated externally as Paylocity has been named Forbes 2022 Best Employers for Diversity, Forbes 2022 America’s Best Mid-Size Employers and was also certified Great Place To Work on multiple occasions.
We support a number of employee resource groups (“ERGs”) including PCTY Equality, which focuses on fostering a positive work environment and providing support for employees and allies of the LGBTQIA+ community, our PCTY OneWorld group, which fosters an inclusive work environment and provides support for our employees of diverse ethnic backgrounds, PCTY Sheroes, which supports and celebrates women, PCTY Sustainability, whereby our employees support initiatives to operate our business and facilities to conserve energy, water and raw materials, and new this year, our PCTY Mental Health, which promotes a psychologically safe and healthy workplace where employees bring their whole selves to work and their mental well-being is supported. Each of these groups are organized to give employees the chance to build community and connections, voice their ideas and perspectives, personally develop and grow, and shape our culture to make a difference at work and in our local communities.
Diversity, Equity, Inclusion and Accessibility
Dedication to diversity, equity, inclusion and accessibility (“DEIA”) is foundational to our culture. Led by our Chief Diversity Officer and Diversity Leadership Council, we remain committed to increasing the representation of minority groups within our organization, including in leadership roles, and we directly focus on these goals within our talent acquisition and employee development efforts. Our focus includes attracting diverse candidates to our organization while also investing in professional development and mentorship programs focused on underrepresented employee groups.
As of June 30, 2022, approximately 51% of our employees identified as female and 36% of our employees were made up of underrepresented minorities. As of June 30, 2022, approximately 44% of director roles and above were held by a female and 28% of our director roles and above were held by underrepresented minorities. The tables below provide metrics regarding the composition of our workforce as of June 30, 2022.

	Overall Workforce
Ethnicity	All	Female	Male	*Undisclosed
White	64.1%	48.5%	51.5%	—%
Asian & Indian	6.1%	49.4%	50.6%	—%
Hispanic & Latinx	11.6%	56.2%	43.6%	0.2%
Black or African American	10.0%	66.0%	34.0%	—%
Multiracial	4.0%	58.7%	41.3%	—%
Native Hawaiian or Pacific Islander	0.3%	62.5%	37.5%	—%
American Indian or Alaskan Native	0.3%	53.3%	46.7%	—%
Undisclosed*	3.6%	36.7%	49.7%	13.6%
Overall	100.0%	51.2%	48.3%	0.5%

	Leadership**
Ethnicity	All	Female	Male	*Undisclosed
White	72.3%	45.1%	54.9%	—%
Asian & Indian	17.0%	37.5%	62.5%	—%
Hispanic & Latinx	2.8%	50.0%	50.0%	—%
Black or African American	3.5%	60.0%	40.0%	—%
Multiracial	2.2%	33.3%	66.7%	—%
Native Hawaiian or Pacific Islander	—%	—%	—%	—%
American Indian or Alaskan Native	—%	—%	—%	—%
Undisclosed*	2.2%	33.3%	66.7%	—%
Overall	100.0%	44.0%	56.0%	—%
*    Individuals preferred to not disclose an ethnicity and/or gender
**    Defined as individuals in director-level positions and above
To support our DEIA efforts, we launched a curriculum of learning and training content known as “BRIDGE” (Belonging, Respect, Inclusion, Diversity, Generosity, and Equity), that delivers training content related to topics such as unconscious bias, inclusive leadership and building diverse teams. Our curriculum is designed with the needs of both our employees and clients in mind, with content widely available via our Learning Management System.
We also strive to cultivate the most inclusive workplace culture possible. To deliver on this commitment, we launched our second annual “Get Counted” self-ID campaign which allows employees to self-identify in areas such as disability, race, ethnicity, gender, gender identity, veteran status, sexual orientation, and personal pronouns. This data provides an accurate view of our diverse workforce so we can better customize, fund, and initiate specialized programming, accommodations and strategies.
Learning & Development
As a 2022 Association for Talent Development 100 Best Training organization, we are committed to creating industry leading talent development and leadership programs that support the professional growth of our employees. In addition to other programs throughout our organization, we provide our operations team with an immersive scenario-based training program and our salesforce with an intensive learning experience on our go-to-market sales strategy and process. Through our internally developed Learning Management System (“LMS”) with Video Premium, we enable employees to share knowledge through self-recorded sessions, which complements our library consisting of hundreds of internal courses. We continue to invest in our employees by providing development opportunities through our Leader of Others program, which is designed to help prepare new leaders to guide their team to high performance. This leadership program, combined with our strong culture, increasingly results in our employees stepping into larger roles within the organization evidenced by 53% of new leadership roles being filled internally during fiscal 2022.
Talent Acquisition & Compensation
We focus diligently on attracting a diverse pool of talented candidates that can help us achieve our short and long-term goals as an organization. Our philosophy of “talent anywhere” focuses on identifying the right individuals for our business, regardless of where they are located geographically. For Paylocity, the right talent is someone who embodies our values, has an innate curiosity to learn and grow with our business, and has a diverse perspective on how best to accomplish our goals. We have embraced flexible working arrangements which we believe are essential to enable our employees to work in the environment that best suits their needs.
Our compensation approach is centered around a philosophy that allows us to compete for and retain the right talent to grow our organization, while being consistent and equitable. Our total rewards program includes competitive pay, an employee stock purchase program, the ability to receive a portion of earned wages before the end of the payroll cycle through our On-Demand Payment product, market competitive retirement benefits, paid time off, the ability to consolidate and refinance federal and private student loans, interest free employee loans and many other benefits. Retaining talent is key to our compensation strategy, therefore we have expanded our restricted stock program to cover more than half of our employee base. We partner with best-in-class organizations to ensure that we utilize the most current data to serve as a foundation of our compensation strategy.
We are also committed to supporting the health and well-being of our employees and offer a multitude of resources to assist in these efforts. In addition to traditional benefit offerings, we provide all employees with innovative perks and benefits, such as flexible work schedules, paid parental leave, adoption assistance, health advocacy services, paid time off to volunteer, tuition reimbursement and many others. We are also very proud to offer a benefits package that is certified by the World Professional Association for Transgender Health.
PCTY Gives
Giving back to our local communities takes many forms at Paylocity. Through PCTY Gives, we mobilize our technology, people and resources across the country through in-kind donations, our Elevate Your Passions (“EYP”) Grant Program, Volunteers in Action paid time-off, signature program funding, corporate sponsored volunteerism and many other initiatives. To support our employees and their communities, each quarter we donate to qualified 501 (c)(3) charities nominated by our employees through the EYP program. In addition to local charities, Paylocity partners with national organizations such as Big Brothers Big Sisters of America, Blessings in a Backpack, American Red Cross, National Alliance on Mental Illness and Illinois Science and Technology Coalition. To support the children of Paylocity employees, the Peter J. McGrail Scholarship program, named after our late CFO, provides higher education tuition assistance for selected participants.
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
Our number of new clients typically increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new clients prefer to start using our human capital management, or HCM, and payroll solutions at the beginning of a calendar year. Client funds and year-end activities are also traditionally higher during our third fiscal quarter. As a result, our total revenue and expenses have historically grown disproportionately during our third fiscal quarter as compared to other quarters. Due to this seasonality in our business, quarter-to-quarter comparisons of our operations are not necessarily meaningful and such comparisons should not be relied upon as indications of future performance. Additionally, fluctuation in quarterly results may negatively impact the price of our common stock.

In addition to other risk factors listed within this “Risk Factors” section of this Annual Report on Form 10-K, some other important factors that may cause fluctuations in our quarterly operating results include the following:
•The extent to which our products achieve or maintain market acceptance;
•Our ability to introduce new products and enhancements and updates to our existing products on a timely basis;
•Competitive pressures and the introduction of enhanced products and services from competitors;
•Changes in client budgets and procurement policies;
•The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;
•The number of our clients’ employees;
•Timing of recognition of revenues and expenses;
•Client renewal rates;
•Seasonality in our business;
•Technical difficulties with our products or interruptions in our services;
•Our ability to hire and retain qualified personnel;
•A repeal of or changes to the laws and regulations related to the products and services which we offer;
•Changes in accounting principles;
•Business disruptions caused by public health issues such as the coronavirus disease (“COVID-19”) pandemic;
•Macroeconomic factors, including changes in interest rates and inflationary pressures; and
•Unforeseen legal expenses, including litigation and settlement costs.
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
The market for HCM and payroll solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.
Several of our competitors are larger and have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, or other terms and conditions that are more enticing to potential clients. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations, or client requirements.
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

In addition, our ability to deliver our cloud-based modules depends on the development and maintenance of Internet infrastructure by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. We may experience future interruptions and delays in services and availability from time to time. Any interruption may affect the availability, accuracy, or timeliness in our services and could damage our reputation, cause our clients to terminate their use of our software, require us to indemnify our clients against certain losses due to our own errors and prevent us from gaining additional business from current or future clients. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients. To operate without interruption, both we and our clients must guard against:
•Damage from fire, power loss, natural disasters, pandemics and other force majeure events outside our control;
•Communications failures;
•Software and hardware errors, failures and crashes;
•Security breaches, computer viruses, hacking, worms, malware, ransomware, denial-of-service attacks and similar disruptive problems; and
•Other potential interruptions.
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

We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients, and any disruptions in their operations that impact their ability to successfully perform their tasks may negatively impact our business. We also engage international business partners to perform certain services in countries where we currently do not have operations in and as a result may subjects us to regulatory, economic and political risks that are different from those in the United States.
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
Our HCM and payroll software is complex and may contain or develop undetected defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time to time, we have discovered defects or errors in our products. In addition, because changes in employer and legal requirements and practices relating to benefits, filing of tax returns and other regulatory reports are frequent, we may discover defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Defects and errors could also cause the information that we collect to be incomplete or contain inaccuracies that our clients, their employees and taxing and other regulatory authorities regard as significant.
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
We may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. Factors that may negatively impact our operating results, business and financial position, without limitation include the following:
•Inability to integrate or benefit from acquired technologies, operations, or services in a profitable manner;
•Unanticipated costs or liabilities associated with the acquisition;
•Difficulty converting the clients of the acquired business onto our modules and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•Diversion of management’s attention from other business concerns;
•Adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
•The potential loss of key employees;
•Use of resources that are needed in other parts of our business;
•Use of substantial portions of our available cash to consummate the acquisition; and
•Dilutive issuances of equity securities or the incurrence of debt.
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
Our solutions involve the storage and transmission of our clients’ and their employees’ proprietary and confidential information. This information includes bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and Accountability Act of 1996, as amended, or the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, we collect and maintain personal information on our own employees in the ordinary course of our business. Finally, our business involves the storage and transmission of funds from the accounts of our clients to their employees, taxing and regulatory authorities and others. As a result, unauthorized access or security breaches of our systems, the systems of our clients or use of confidential information we obtain during the normal course of our business could result in the unauthorized disclosure of confidential information, identity and financial theft, litigation, indemnity obligations and other significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are employed, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. We have security measures and controls in place to protect confidential information, prevent data loss, theft and other security breaches, including penetration tests of our systems by independent third parties. However, if our security measures are breached, our business could be substantially harmed, and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such a breach to affected individuals (if required) can be substantial. In addition, if a high-profile security breach occurs with respect to an industry peer, our clients and potential clients may generally lose trust in the security of HCM and payroll modules. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines or other actions or liabilities which could materially and adversely affect our business and operating results.
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
Our success is dependent, in part, upon protecting our proprietary technology. Our proprietary technologies are not covered by any patent or patent application. Instead, we rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries.
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
Our products and services may become subject to increasing and/or changing regulatory requirements, including changes in tax, benefit and other international and domestic laws, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might reduce or eliminate the need for some of our products and services, block us from developing new products and services or have an adverse effect on the functionality and acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also impact how we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. Should any state or federal regulators determine that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results or financial condition.

Failure to comply with privacy laws and regulations may have a material adverse effect on reputation, financial condition, and/or operations.

Our processing of personal information for our employees and on behalf of our clients is subject to federal, state and international privacy laws. These laws, which are not uniform, generally regulate the collection, storage, transfer, and other processing of personal information; require notice to individuals of privacy practices before or at the point of collection; give individuals certain rights with respect to their personal information, including access, deletion and correction; regulate the use or disclosure of personal information for secondary purposes such as marketing; and require notification to affected individuals, clients, and/or regulators in the event of a data breach.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, applies to our benefit administration solution, BeneFLEX. The European Union General Data Protection Regulation ("GDPR"), and state consumer privacy laws like the California Consumer Protection Act ("CCPA"), which will be replaced by the California Privacy Rights Act of 2020 ("CPRA"), are among the most comprehensive privacy laws and apply to multiple areas of our business. Countries and U.S. states are increasingly adopting similarly comprehensive laws that impose new data privacy protection requirements and restrictions on covered organizations. Notably, these laws can impose significant penalties and fines on organizations for non-compliance, such as 4% of worldwide revenue for the preceding year under the GDPR. Colorado and Virginia also recently passed their own consumer data privacy statutes modeled on the CCPA, which are scheduled to go into effect in 2023.

The worldwide regulatory focus on privacy has intensified during the past several years, in part triggered by the GDPR, and has led to the rapid evolution of legal requirements related to the handling of personal information in ways that require our business to adapt to support our clients’ compliance. As this focus continues, the potential risks related to handling personal information by our business will only increase. To add to the complexity of the existing privacy landscape, many areas of existing privacy laws are subject to interpretation, which imposes an added risk that adverse interpretations of these laws by advocacy groups and governments in countries where our clients operate could impose significant obligations on our business or prevent us from offering certain services in jurisdictions where we currently operate.

Some of our modern products, such as Data Insights, use artificial intelligence and machine learning to help our clients manage their businesses and are important components of the value that our solutions provide to our clients. The ability to provide data-driven insights, however, may be constrained by current or future regulatory requirements or ethical considerations that could restrict or impose burdensome and costly requirements on our ability to continue to leverage data in innovative ways.

Enforcement actions and investigations by regulatory authorities related to security incidents and privacy violations continue to increase. Future enforcement actions or investigations could impact us through increased costs or restrictions on our businesses. A finding of noncompliance could result in significant regulatory penalties, legal liability and burdensome governmental oversight. Additionally, security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy. As a result, a perception of noncompliance could damage our reputation with our current and potential clients, employees and stockholders.
Adverse tax laws or regulations could be enacted, or existing laws could be applied to us or our clients, which could increase the costs of our services and adversely impact our business.
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
As of July 29, 2022, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 26.7% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
Our stock price may be subject to wide fluctuations.
The market price of our common stock has experienced, and may continue to experience, wide fluctuations and increased volatility. Factors that may impact our performance and market price include those discussed elsewhere in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:
•Our operating performance and the operating performance of similar companies;
•Announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•Any major change in our board of directors or senior management;
•Publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•The public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•Sales of our common stock by our directors, executive officers and affiliates;
•Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•Short sales, hedging and other derivative transactions in our common stock;
•Threatened or actual litigation;
•Public health issues such as the COVID-19 pandemic; and

•Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including acts of God, war, incidents of terrorism, inflationary pressures or other destabilizing events and the resulting responses to them).
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
As of July 29, 2022, we had an aggregate of 55,277,660 outstanding shares of common stock. The 17,362,750 shares sold in our initial public offering, follow-on offering and secondary offering can be freely sold in the public market without restriction. The remaining shares can be freely sold in the public market, subject in some cases to volume and other restrictions under Rule 144 and 701 under the Securities Act of 1933, as amended, and various agreements.
In addition, we have registered 22,053,893 shares of common stock that we have issued and may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including our executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:
•Authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•Establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;
•Require that directors only be removed from office for cause and only upon a supermajority stockholder vote;
•Provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•Prevent stockholders from calling special meetings; and
•Prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.
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
Our business depends on the overall demand for HCM and payroll software and services, and on the economic health of our current and prospective clients. The impacts of the COVID-19 pandemic on our business, clients, partners, employees, markets and financial results and condition, are evolving and dependent on numerous unpredictable factors outside of our control, including:
•The duration and severity of the pandemic as a public health matter and its impact on governments, businesses, society, our clients, our partners and our business;
•The measures being taken by governments, businesses and society in response to the pandemic
•The scope and effectiveness of fiscal and monetary stimulus programs and other legislative and regulatory measures being implemented by federal, state and local governments;
•The increase in business failures among our clients and other businesses;
•The pace and extent to which our clients and other businesses recover and add employees and other compensated individuals; and
•The willingness of current and prospective clients to invest in our products and services.
Any of these factors may impact our business unfavorably. There can be no assurance that the economic recovery will continue or offset the uncertainty and instability resulting from the COVID-19 pandemic. Even as the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, inflation, or increased unemployment that has occurred or may occur in the future.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of June 30, 2022, our corporate headquarters occupied approximately 326,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 70,000 square feet in Lake Mary, Florida and approximately 69,000 square feet in Meridian, Idaho as other major operations centers. We lease other smaller facilities across the U.S. that serve as data centers, sales offices and distribution centers.
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
On July 29, 2022, the last reported sale price of our common stock on the NASDAQ Global Select Market was $205.93 per share, and there were 15 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022 and is incorporated herein by reference.
Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P 1500 Application Software Index during the period commencing on June 30, 2017 and ending on June 30, 2022. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
6/30/2017
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022
PCTY
S&P 500 Index
S&P 1500 Application Software Index

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
The following discussion of our financial condition and results of operations covers fiscal 2022 and 2021 items and year-over-year comparisons between fiscal 2022 and 2021. Discussion of fiscal 2020 items and year-over-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 that was filed with the SEC on August 6, 2021.

Overview
We are a leading cloud-based provider of human capital management, or HCM, and payroll software solutions that deliver a comprehensive platform for the modern workforce. Our HCM and payroll platform offers an intuitive, easy-to-use product suite that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR and payroll processes.
Effective management of human capital is a core function in all organizations and requires a significant commitment of resources. Our cloud-based software solutions, combined with our unified database architecture, are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with hundreds of third-party partner systems, such as 401(k), benefits and insurance provider systems. We plan to continue to invest in research and development efforts that will allow us to offer a broader selection of products to new and existing clients focused on experiences that solve our clients’ challenges.
We believe there is a significant opportunity to grow our business by increasing our number of clients and we intend to invest in our business to achieve this purpose. We market and sell our solutions through our direct sales force. We have increased our sales and marketing expenses as we have added sales representatives and related sales and marketing personnel. We intend to continue to grow our sales and marketing organization across new and existing geographic territories. In addition to growing our number of clients, we intend to grow our revenue over the long term by increasing the number of solutions that clients purchase from us. To do so, we must continue to enhance and grow the number of solutions we offer to advance our platform.
We also believe that delivering a positive service experience is an essential element of our ability to sell our solutions and retain our clients. We supplement our comprehensive software solutions with an integrated implementation and client service organization, all of which are designed to meet the needs of our clients and prospects. We expect to continue to invest in and grow our implementation and client service organization as our client base grows.
We will continue to invest across our entire organization as we continue to grow our business over the long term. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments vary based on the rate at which we add new clients and personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.
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

Total revenues increased from $561.3 million in fiscal 2020 to $635.6 million in fiscal 2021, representing a 13% year-over-year increase. Total revenues increased from $635.6 million in fiscal 2021 to $852.7 million in fiscal 2022, representing a 34% year-over-year increase. During fiscal 2022, total revenue growth was driven by the strong performance by our sales team, continued annual revenue retention in excess of 92% and an overall improvement in macroeconomic conditions compared to the prior year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.
Client Count Growth
We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our HCM and payroll software solutions from approximately 24,450 as of June 30, 2020 to approximately 33,300 as of June 30, 2022, representing a compound annual growth rate of approximately 17%. The table below sets forth the total number of clients using our HCM and payroll software solutions for the periods indicated, rounded to the nearest fifty.

	June 30,
	2020	2021	2022
Client Count	24,450	28,750	33,300
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
We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs and certain acquired intangibles and stock-based compensation expense and employer payroll taxes related to stock releases and option exercises. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises, and other items as defined below.
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

Adjusted Gross Profit and Adjusted EBITDA have limitations as analytical tools. Some of these limitations include the following:
•Adjusted EBITDA does not reflect our ongoing or future requirements for capital expenditures;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect our income tax expense or the cash requirement to pay our taxes;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•Other companies in our industry may calculate Adjusted Gross Profit and Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure.
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
Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2020	2021	2022
		(in thousands)
Adjusted Gross Profit	$404,797	$447,904	$605,500
Adjusted EBITDA	$159,775	$170,028	$237,800

	Year Ended June 30,
	2020	2021	2022
		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$379,319	$416,329	$565,649
Amortization of capitalized internal-use software costs and certain acquired intangibles	19,261	23,227	27,120
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	6,217	8,348	12,610
Other items (1)	—	—	121
Adjusted Gross Profit	$404,797	$447,904	$605,500

	Year Ended June 30,
	2020	2021	2022
		(in thousands)
Reconciliation from Net Income to Adjusted EBITDA
Net income	$64,455	$70,819	$90,777
Interest expense	695	1,002	498
Income tax expense (benefit)	2,663	(13,715)	(7,180)
Depreciation and amortization expense	37,913	42,972	50,218
EBITDA	105,726	101,078	134,313
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	50,364	67,059	101,109
Other items (2)	3,685	1,891	2,378
Adjusted EBITDA	$159,775	$170,028	$237,800
(1)    Represents nonrecurring acquisition-related costs.
(2)    Represents nonrecurring costs including acquisition and other transaction-related costs and lease exit activity of $1.6 million, $1.9 million and $2.4 million incurred during the years ended June 30, 2020, 2021 and 2022, respectively, and the settlement of a certain legal matter and related litigation costs of $2.1 million during the year ended June 30, 2020.
Basis of Presentation
Revenues
Recurring and Other Revenue
We derive the majority of our revenues from recurring fees attributable to our cloud-based HCM and payroll software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our HCM and payroll solutions. Implementations of our payroll solutions typically require one to eight weeks, depending on the size and complexity of each client, at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Our average client size has continued to be over 100 employees.
While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months. Recurring and other revenue accounted for approximately 97%, 99% and 99% of our total revenues during the years ended June 30, 2020, 2021 and 2022, respectively.
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
Cost of Revenues
Cost of revenues includes costs to provide our payroll and other HCM solutions which primarily consists of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, amortization of certain acquired intangibles and bank fees associated with client fund transfers. Costs related to recurring support are generally expensed as incurred. Implementation costs related to our proprietary products are capitalized and amortized over a period of 7 years. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.
We also capitalize a portion of our internal-use software costs, which are then all amortized as Cost of revenues. We amortized $19.3 million, $23.2 million and $25.3 million of capitalized internal-use software costs in fiscal 2020, 2021 and 2022, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2020, 2021 and 2022.

	Year Ended June 30,
	2020	2021	2022
		(in thousands)
Capitalized portion of research and development	$28,187	$31,744	$42,234
Expensed portion of research and development	62,766	76,707	102,908
Total research and development	$90,953	$108,451	$145,142
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2020	2021	2022
		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$546,212	$631,725	$847,694
Interest income on funds held for clients	15,117	3,902	4,957
Total revenues	561,329	635,627	852,651
Cost of revenues	182,010	219,298	287,002
Gross profit	379,319	416,329	565,649
Operating expenses:
Sales and marketing	145,134	161,808	214,455
Research and development	62,766	76,707	102,908
General and administrative	105,248	119,771	163,692
Total operating expenses	313,148	358,286	481,055
Operating income	66,171	58,043	84,594
Other income (expense)	947	(939)	(997)
Income before income taxes	67,118	57,104	83,597
Income tax expense (benefit)	2,663	(13,715)	(7,180)
Net income	$64,455	$70,819	$90,777

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2020	2021	2022
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	97%	99%	99%
Interest income on funds held for clients	3%	1%	1%
Total revenues	100%	100%	100%
Cost of revenues	32%	35%	34%
Gross profit	68%	65%	66%
Operating expenses:
Sales and marketing	26%	25%	25%
Research and development	11%	12%	12%
General and administrative	19%	19%	19%
Total operating expenses	56%	56%	56%
Operating income	12%	9%	10%
Other income (expense)	0%	0%	0%
Income before income taxes	12%	9%	10%
Income tax expense (benefit)	1%	(2)%	(1)%
Net income	11%	11%	11%
Comparison of Fiscal Years Ended June 30, 2020, 2021 and 2022
Revenues
($ in thousands)

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
Recurring and other revenue	$546,212	$631,725	$847,694	$85,513	16%	$215,969	34%
Percentage of total revenues	97%	99%	99%
Interest income on funds held for clients	$15,117	$3,902	$4,957	$(11,215)	(74)%	$1,055	27%
Percentage of total revenues	3%	1%	1%
Recurring and Other Revenue
Recurring and other revenue for the year ended June 30, 2022 increased by $216.0 million, or 34%, to $847.7 million from $631.7 million for the year ended June 30, 2021. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team, continued annual revenue retention in excess of 92% and improved macroeconomic conditions as compared to the prior fiscal year. Excluding clients acquired through acquisitions, the number of clients using our HCM and payroll software solutions at June 30, 2022 increased by 16% to approximately 33,300 from approximately 28,750 at June 30, 2021.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the year ended June 30, 2022 increased by $1.1 million, or 27%, to $5.0 million from $3.9 million for the year ended June 30, 2021. Interest income on funds held for clients increased primarily due to higher average daily balances for funds held due to the addition of new clients to our client base and increases in client employee counts on our platform. These increases were accompanied by interest rate increases approved by the Federal Reserve during the third and fourth fiscal quarters and were partially offset by the low interest rate environment in place during the first three quarters of our fiscal 2022 resulting from interest rate cuts previously made by the Federal Reserve in response to the COVID-19 pandemic.
Cost of Revenues
($ in thousands)

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
Cost of revenues	$182,010	$219,298	$287,002	$37,288	20%	$67,704	31%
Percentage of total revenues	32%	35%	34%
Gross margin	68%	65%	66%
Cost of revenues for the year ended June 30, 2022 increased by $67.7 million, or 31%, to $287.0 million from $219.3 million for the year ended June 30, 2021. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $38.4 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $21.5 million in delivery and other processing-related fees and $3.9 million of additional stock-based compensation associated with our equity plan.
Operating Expenses
($ in thousands)
Sales and Marketing

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
Sales and marketing	$145,134	$161,808	$214,455	$16,674	11%	$52,647	33%
Percentage of total revenues	26%	25%	25%
Sales and marketing expenses for the year ended June 30, 2022 increased by $52.6 million, or 33%, to $214.5 million from $161.8 million for the year ended June 30, 2021. The increase in sales and marketing expenses was primarily the result of $36.1 million of additional employee-related costs, including those incurred to expand our sales team, and additional overall spending on travel and entertainment as COVID-19 pandemic restrictions eased within the United States. The increase was also driven by $6.2 million of additional stock-based compensation costs associated with our equity incentive plan and $5.7 million in additional marketing lead generation costs.
Research and Development

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
Research and development	$62,766	$76,707	$102,908	$13,941	22%	$26,201	34%
Percentage of total revenues	11%	12%	12%
Research and development expenses for the year ended June 30, 2022 increased by $26.2 million, or 34%, to $102.9 million from $76.7 million for the year ended June 30, 2021. The increase in research and development expenses was primarily the result of $22.2 million of additional employee-related costs related to additional development personnel and $8.5 million of additional stock-based compensation associated with our equity incentive plan, partially offset by higher year-over-year capitalized internal-use software costs of $5.2 million.

General and Administrative

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
General and administrative	$105,248	$119,771	$163,692	$14,523	14%	$43,921	37%
Percentage of total revenues	19%	19%	19%
General and administrative expenses for the year ended June 30, 2022 increased by $43.9 million, or 37%, to $163.7 million from $119.8 million for the year ended June 30, 2021. The increase in general and administrative expenses was primarily the result of $14.5 million in additional stock-based compensation associated with our equity incentive plan, $11.7 million of additional employee-related costs, $9.6 million in additional 401(k) expense, and $3.1 million in additional amortization of certain acquired intangible assets.
Other Income (Expense)

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
Other income (expense)	$947	$(939)	$(997)	$(1,886)	*	$(58)	6%
Percentage of total revenues	0%	0%	0%
__________________________
*    Not Meaningful
Other income (expense) for the year ended June 30, 2022 did not materially change as compared to the year ended June 30, 2021.
Income Tax Expense (Benefit)

	Year Ended June 30,			Change from 2020 to 2021		Change from 2021 to 2022
	2020	2021	2022	$	%	$	%
Income tax expense (benefit)	$2,663	$(13,715)	$(7,180)	$(16,378)	*	$6,535	(48)%
Percentage of total revenues	1%	(2)%	(1)%
__________________________
*    Not Meaningful
The difference in income tax expense (benefit) for the year ended June 30, 2022 as compared to the year ended June 30, 2021 was primarily due to decreases in stock-based compensation deductions and state income tax benefit.
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
We derive our revenue from contracts with clients predominantly from recurring and non-recurring service fees. Recurring fees are derived from payroll and HR related services including time and attendance, HR and talent management and benefits enrollment and administration services. Payroll services are delivered on a weekly, biweekly, semi-monthly, or monthly basis depending upon the payroll frequency of the client and on an annual basis if a client selects W-2 preparation and processing services. HR related services are typically delivered on a monthly basis.
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
Internal-use software is amortized on a straight-line basis, generally over a 24 or 36-month period. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment to capitalized internal-use software during the years ended June 30, 2020, 2021 or 2022. We capitalized $28.2 million, $31.7 million and $42.2 million of internal-use software costs for the years ended June 30, 2020, 2021 and 2022, respectively, including stock-based compensation costs of $2.4 million, $2.6 million and $7.1 million for the years ended June 30, 2020, 2021 and 2022, respectively. We amortized $19.3 million, $23.2 million and $25.3 million of capitalized internal-use software costs for the years ended June 30, 2020, 2021 and 2022, respectively. In fiscal 2020, fiscal 2021 and fiscal 2022, we developed significant additional functionality in several of our modules. This development resulted in an increase in capitalized internal-use software costs in fiscal 2022 as compared to fiscal 2021 and in fiscal 2021 as compared to fiscal 2020.

Business Combinations

We include the results of businesses acquired in our consolidated financial statements from the date of acquisition. We allocate the purchase price consideration associated with our acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. The purchase price allocations require us to make significant judgments and estimates in determining such fair values, particularly related to intangible assets. Such estimates used in valuation methodologies can include, but are not limited to, forecasted revenue growth rates and cost projections, expected time and costs to rebuild developed technology, and discount rates. These estimates are inherently uncertain and may be refined over the measurement period. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2022, our principal sources of liquidity were $139.8 million of cash and cash equivalents. In July 2019, we entered into and currently maintain a five-year revolving credit agreement. This credit agreement provides for a $250.0 million senior revolving credit facility which may be increased up to $375.0 million. In the fourth quarter of fiscal 2020, we borrowed $100.0 million under this credit facility, which we repaid in the third quarter of fiscal 2021. In the third quarter of fiscal 2022, we borrowed $50.0 million in connection with our acquisition of Cloudsnap, Inc., which we repaid within the same quarter. Refer to Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the credit agreement and borrowing activity.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of June 30, 2022, we did not have any corporate investments.
In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures, acquisitions and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand or utilize the borrowing capacity under our credit facility to satisfy those needs.
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
We believe our current cash and cash equivalents and future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.

Cash Flows
The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2020	2021	2022
Net cash provided by operating activities	$112,655	$124,850	$155,053
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(400,343)	—	(433,962)
Proceeds from sales and maturities of available-for-sale securities	410,593	101,467	116,848
Capitalized internal-use software costs	(25,715)	(28,594)	(34,515)
Purchases of property and equipment	(16,578)	(9,461)	(18,069)
Acquisitions of businesses, net of cash acquired	(16,714)	(14,992)	(107,576)
Other investing activities	—	—	(2,500)
Net cash provided by (used in) investing activities	(48,757)	48,420	(479,774)
Cash flows from financing activities:
Net change in client fund obligations	(67,165)	432,373	2,228,038
Borrowings under credit facility	100,000	—	50,000
Repayment of credit facility	—	(100,000)	(50,000)
Proceeds from exercise of stock options	—	146	—
Proceeds from employee stock purchase plan	8,901	12,214	14,103
Taxes paid related to net share settlement of equity awards	(38,943)	(64,191)	(69,761)
Payment of debt issuance costs	(701)	(64)	(87)
Net cash provided by financing activities	2,092	280,478	2,172,293
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$65,990	$453,748	$1,847,572
Operating Activities
Net cash provided by operating activities was $112.7 million, $124.9 million and $155.1 million for the years ended June 30, 2020, 2021 and 2022, respectively.
The increase in net cash provided by operating activities from fiscal 2021 to fiscal 2022 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by net changes in operating assets and liabilities during the year ended June 30, 2022 as compared to the year ended June 30, 2021.
Investing Activities
Net cash provided by (used in) investing activities was $(48.8) million, $48.4 million and $(479.8) million, for the years ended June 30, 2020, 2021 and 2022, respectively. Net cash provided by (used in) investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The decrease in net cash provided by (used in) investing activities from fiscal 2021 to fiscal 2022 was primarily due to an increase in purchases of available-for-sale securities of $434.0 million during the year ended June 30, 2022 as compared to the year ended June 30, 2021 and an increase in cash paid for acquisitions of businesses of $92.6 million, partially offset by an increase in proceeds from sales and maturities of available-for-sale securities of $15.4 million.

Financing Activities
Net cash provided by financing activities was $2.1 million, $280.5 million and $2,172.3 million for the years ended June 30, 2020, 2021 and 2022, respectively. The change in net cash provided by financing activities from fiscal 2021 to fiscal 2022 was primarily the result of an increase of $1,795.7 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the year ended June 30, 2022 as compared to the year ended June 30, 2021.
Contractual Obligations

Our principal commitments consist of $90.9 million in operating lease obligations, of which $10.8 million is due in the next twelve months. Refer to Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on our lease activity. We also have $38.3 million in purchase obligations, of which $21.7 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $16.6 million, $9.5 million and $18.1 million for the years ended June 30, 2020, 2021 and 2022, respectively, exclusive of capitalized internal-use software costs of $25.7 million, $28.6 million, and $34.5 million for the same periods, respectively.
New Accounting Pronouncements
Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Substantially all of our operations take place in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures as well as risks relating to changes in the general economic conditions in the United States. We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $139.8 million and funds held for clients of $3,987.8 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities, which were classified as available-for-sale securities as of June 30, 2022. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $3.6 million as of June 30, 2022. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $3.6 million as of June 30, 2022. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 11 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $250.0 million, which may be increased up to $375.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the London Interbank Offered Rate (“LIBOR”) (or a replacement rate for LIBOR) or, at our sole option, an adjusted base rate plus an applicable margin based on our then-applicable net senior secured leverage ratio. As of June 30, 2022, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Item 8. Financial Statements and Supplementary Data.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth starting on page F-1 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2022.

The Company acquired Blue Marble in August 2021 and Cloudsnap in January 2022 (the “Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. The Acquired Businesses represented 2% of the Company’s Total assets and less than 2% of the Company’s Total revenues, as of and for the year ended June 30, 2022.
Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2022, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Audit Firm ID: 185.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Financial Statements.
(2)Exhibits.
The information required by this Item is set forth on the Exhibit Index immediately following this page.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated November 7, 2013.	S-1	333-193661	2.1	January 30, 2014

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36348	3.1	December 3, 2021

3.2	Second Amended and Restated By-Laws of the Registrant.	8-K	001-36348	3.2	December 3, 2021

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2*	Description of Securities.

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2008 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-193661	10.3	January 30, 2014

10.2.1†	First Amendment to the 2008 Equity Incentive Plan, dated August 5, 2010.	S-1	333-193661	10.3.1	January 30, 2014

10.2.2†	Second Amendment to the 2008 Equity Incentive Plan, dated June 29, 2012.	S-1	333-193661	10.3.2	January 30, 2014

10.3†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.3.1†	Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36348	10.1	August 18, 2020

10.3.2†	Form of Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2014 Equity Incentive Plan.	10-Q	001-36348	10.5	May 6, 2022

10.4†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.5†	Second Amended and Restated Executive Employment Agreement between Paylocity Corporation and Michael R. Haske, dated February 7, 2014.	S-1/A	333-193661	10.7	February 14, 2014

10.6†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.7†	Executive Employment Agreement between Paylocity Corporation and Mark S. Kinsey, dated May 1, 2015.	10-K	001-36348	10.11	August 12, 2016

10.8	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.9	Credit Agreement by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated July 17, 2019.	8-K	001-36348	10.1	July 17, 2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10	Equity Purchase Agreement among Paylocity Corporation, Blue Marble Payroll, LLC and the Equityholders party thereto, dated August 31, 2021.	8-K	001-36348	10.1	September 1, 2021

10.11†*	Executive Employment Agreement between Paylocity Corporation and Rachit Lohani, dated September 27, 2021.

10.12†	Amendment to Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated March 11, 2022.	8-K	001-36348	10.1	March 14, 2022

10.13†	Amended and Restated Executive Employment Agreement between Paylocity Corporation and Ryan Glenn, dated March 11, 2022.	8-K	001-36348	10.2	March 14, 2022

10.14†	Transition and Separation Agreement between Paylocity Corporation and Michael Haske, dated March 11, 2022.	8-K	001-36348	10.3	March 14, 2022

10.15†	Consulting Services Agreement between Paylocity Corporation and Michael Haske, dated March 11, 2022.	8-K	001-36348	10.4	March 14, 2022

14.1	Code of Business Conduct and Ethics.	10-K	001-36348	14.1	August 22, 2014

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 50 to this Annual Report on Form 10-K).

31.1*	Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**
Certification of Co-Chief Executive Officer Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2**
Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.3**
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
_________________________________________
†    Management contract, compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: August 5, 2022	By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
Co-Chief Executive Officer (Principal Executive Officer) and Director

Date: August 5, 2022	By:	/s/ Toby J. Williams
Toby J. Williams
President, Co-Chief Executive Officer (Principal Executive Officer) and Director

SIGNATURES AND POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Steven R. Beauchamp, Toby J. Williams, and Ryan Glenn, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Steven R. Beauchamp	Co-Chief Executive Officer (Principal Executive Officer) and Director	August 5, 2022
Steven R. Beauchamp

/s/ Toby J. Williams	President, Co-Chief Executive Officer (Principal Executive Officer) and Director	August 5, 2022
Toby J. Williams

/s/ Ryan Glenn	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 5, 2022
Ryan Glenn

/s/ Nicholas Rost	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 5, 2022
Nicholas Rost

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 5, 2022
Steven I. Sarowitz

/s/ Virginia G. Breen	Director	August 5, 2022
Virginia G. Breen

/s/ Ellen Carnahan	Director	August 5, 2022
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 5, 2022
Jeffrey T. Diehl

/s/ Robin L. Pederson	Director	August 5, 2022
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 5, 2022
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 5, 2022
Kenneth B. Robinson

/s/ Ronald V. Waters, III	Director	August 5, 2022
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Paylocity Holding Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three- year period ended June 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Blue Marble Payroll, LLC (Blue Marble) in August 2021 and Cloudsnap, Inc. in January 2022 (the Acquired Businesses), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, the Acquired Businesses’ internal control over financial reporting associated with 2% of total assets and less than 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Capitalized internal-use software development costs

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company's capitalized internal-use software asset, net of accumulated amortization, was $62.0 million as of June 30, 2022. The Company capitalized $42.2 million of internal-use software costs during the year ended June 30, 2022.

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

Fair value of proprietary technology intangible asset

As discussed in Notes 2 and 6 to the consolidated financial statements, on August 31, 2021, the Company acquired Blue Marble. As a result of the transaction, the Company acquired a proprietary technology intangible asset with an acquisition-date fair value of $21.2 million.

We identified the evaluation of the acquisition-date fair value of the proprietary technology intangible asset acquired in the Blue Marble acquisition as a critical audit matter. A high degree of subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to assess certain assumptions used to estimate fair value, specifically the forecasted revenue growth rates and the discount rate applied. Changes in these assumptions could have had a significant impact on the fair value of the proprietary technology intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process for the Blue Marble acquisition, including controls related to the determination of the assumptions noted above. We evaluated the forecasted revenue growth rates used by the Company by comparing them to the growth rates of peer companies and to actual post-acquisition Blue Marble revenue. We involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating the reasonableness of:

•the comparable companies used by the Company to determine the discount rate and to evaluate Blue Marble’s forecasted revenue growth rates
•the discount rate used by the Company by comparing its components to publicly available market data, recomputing the discount rate, and reconciling the discount rate used by the Company to the internal rate of return and the weighted average return on assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
August 5, 2022

PAYLOCITY HOLDING CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$202,287	$139,756
Corporate investments	4,456	—
Accounts receivable, net	6,267	15,754
Deferred contract costs	44,230	59,501
Prepaid expenses and other	15,966	28,896
Total current assets before funds held for clients	273,206	243,907
Funds held for clients	1,759,677	3,987,776
Total current assets	2,032,883	4,231,683
Capitalized internal-use software, net	45,018	61,985
Property and equipment, net	59,835	62,839
Operating lease right-of-use assets	43,984	49,210
Intangible assets, net	13,027	45,475
Goodwill	33,650	101,949
Long-term deferred contract costs	170,663	229,067
Long‑term prepaid expenses and other	4,223	7,746
Deferred income tax assets	11,602	19,060
Total assets	$2,414,885	$4,809,014

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,230	$8,374
Accrued expenses	103,109	124,384
Total current liabilities before client fund obligations	107,339	132,758
Client fund obligations	1,759,677	3,987,776
Total current liabilities	1,867,016	4,120,534
Long-term operating lease liabilities	67,201	69,119
Other long-term liabilities	1,958	3,681
Deferred income tax liabilities	1,780	2,217
Total liabilities	$1,937,955	$4,195,551
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2021 and June 30, 2022	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2021 and June 30, 2022; 54,594 shares issued and outstanding at June 30, 2021 and 55,190 shares issued and outstanding at June 30, 2022	55	55
Additional paid-in capital	241,718	289,843
Retained earnings	235,091	325,868
Accumulated other comprehensive income (loss)	66	(2,303)
Total stockholders' equity	$476,930	$613,463
Total liabilities and stockholders’ equity	$2,414,885	$4,809,014
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended June 30,
	2020	2021	2022
Revenues:
Recurring and other revenue	$546,212	$631,725	$847,694
Interest income on funds held for clients	15,117	3,902	4,957
Total revenues	561,329	635,627	852,651
Cost of revenues	182,010	219,298	287,002
Gross profit	379,319	416,329	565,649
Operating expenses:
Sales and marketing	145,134	161,808	214,455
Research and development	62,766	76,707	102,908
General and administrative	105,248	119,771	163,692
Total operating expenses	313,148	358,286	481,055
Operating income	66,171	58,043	84,594
Other income (expense)	947	(939)	(997)
Income before income taxes	67,118	57,104	83,597
Income tax expense (benefit)	2,663	(13,715)	(7,180)
Net income	$64,455	$70,819	$90,777
Other comprehensive income (loss), net of tax	563	(609)	(2,369)
Comprehensive income	$65,018	$70,210	$88,408

Net income per share:
Basic	$1.20	$1.30	$1.65
Diluted	$1.15	$1.26	$1.61

Weighted-average shares used in computing net income per share:
Basic	53,547	54,318	55,036
Diluted	55,807	56,305	56,445
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2019	53,075	$53	$207,982	$99,817	$112	$307,964
Stock-based compensation	—	—	49,890	—	—	49,890
Stock options exercised	270	—	3,079	—	—	3,079
Issuance of common stock upon vesting of restricted stock units	735	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	97	—	8,901	—	—	8,901
Net settlement for taxes and/or exercise price related to equity awards	(385)	—	(41,944)	—	—	(41,944)
Unrealized gains on securities, net of tax	—	—	—	—	563	563
Net income	—	—	—	64,455	—	64,455
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	65,662	—	—	65,662
Stock options exercised	490	—	3,313	—	—	3,313
Issuance of common stock upon vesting of restricted stock units	644	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	104	—	12,214	—	—	12,214
Net settlement for taxes and/or exercise price related to equity awards	(436)	—	(67,377)	—	—	(67,377)
Unrealized losses on securities, net of tax	—	—	—	—	(609)	(609)
Net income	—	—	—	70,819	—	70,819
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	103,733	—	—	103,733
Stock options exercised	217	—	2,226	—	—	2,226
Issuance of common stock upon vesting of restricted stock units	567	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	101	—	14,103	—	—	14,103
Net settlement for taxes and/or exercise price related to equity awards	(289)	—	(71,937)	—	—	(71,937)
Unrealized losses on securities, net of tax	—	—	—	—	(2,369)	(2,369)
Net income	—	—	—	90,777	—	90,777
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2020	2021	2022
Cash flows from operating activities:
Net income	$64,455	$70,819	$90,777
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	47,493	63,052	96,202
Depreciation and amortization expense	37,913	42,972	50,218
Deferred income tax expense (benefit)	2,754	(13,642)	(7,180)
Provision for credit losses	309	316	311
Net accretion of discounts and amortization of premiums on available-for-sale securities	(1,836)	347	381
Amortization of debt issuance costs	154	171	185
Other	395	632	318
Changes in operating assets and liabilities:
Accounts receivable	(732)	(1,654)	(7,605)
Deferred contract costs	(54,944)	(56,850)	(73,263)
Prepaid expenses and other	(196)	(4,004)	(14,767)
Accounts payable	(806)	2,394	2,553
Accrued expenses and other	17,696	20,297	16,923
Net cash provided by operating activities	112,655	124,850	155,053
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(400,343)	—	(433,962)
Proceeds from sales and maturities of available-for-sale securities	410,593	101,467	116,848
Capitalized internal-use software costs	(25,715)	(28,594)	(34,515)
Purchases of property and equipment	(16,578)	(9,461)	(18,069)
Acquisitions of businesses, net of cash acquired	(16,714)	(14,992)	(107,576)
Other investing activities	—	—	(2,500)
Net cash provided by (used in) investing activities	(48,757)	48,420	(479,774)
Cash flows from financing activities:
Net change in client fund obligations	(67,165)	432,373	2,228,038
Borrowings under credit facility	100,000	—	50,000
Repayment of credit facility	—	(100,000)	(50,000)
Proceeds from exercise of stock options	—	146	—
Proceeds from employee stock purchase plan	8,901	12,214	14,103
Taxes paid related to net share settlement of equity awards	(38,943)	(64,191)	(69,761)
Payment of debt issuance costs	(701)	(64)	(87)
Net cash provided by financing activities	2,092	280,478	2,172,293
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	65,990	453,748	1,847,572
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	1,426,143	1,492,133	1,945,881
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$1,492,133	$1,945,881	$3,793,453
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$164	$581	$2,052
Liabilities assumed for acquisitions	$674	$281	$4,581
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$438	$870	$311
Cash paid (refunds received) for income taxes	$84	$(136)	$11
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$250,851	$202,287	$139,756
Funds held for clients' cash and cash equivalents	1,241,282	1,743,594	3,653,697
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,492,133	$1,945,881	$3,793,453
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business
Paylocity Holding Corporation (the “Company”) is a cloud-based provider of human capital management and payroll software solutions that deliver a comprehensive platform for the modern workforce. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company’s comprehensive product suite delivers a unified platform that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR and payroll processes.
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
Marketable securities classified as available-for-sale are recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses, net of applicable income taxes, are reported as Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income. Interest on marketable securities included in Funds held for clients is reported as Interest income on funds held for clients and interest on Corporate investments is reported as Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income, respectively.

The Company evaluates whether a decline in an individual security’s fair value as compared to its amortized cost basis resulted from credit loss or other factors. If the Company determines that an individual security’s unrealized loss results from credit impairment, it compares the present value of cash flows expected to be collected from the impaired security with its amortized cost basis. If the security’s amortized cost basis exceeds the present value of expected cash flows, the Company records credit impairment loss through an allowance for credit loss. The Company did not recognize any credit impairment losses during the years ended June 30, 2020, 2021 or 2022.
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
Activity in the allowance for credit losses related to accounts receivable was as follows:

	Year Ended June 30,
	2020	2021	2022
Balance at the beginning of the year	$473	$617	$800
Charged to expense	309	316	311
Write-offs	(165)	(133)	(270)
Balance at the end of the year	$617	$800	$841
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
(g) Capitalized Internal-Use Software
The Company capitalizes internal-use software costs when module development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also capitalizes certain costs related to specific upgrades and enhancements when it is probable the expenditures will result in significant additional functionality. The capitalization policy provides for the capitalization of certain payroll costs for employees who are directly associated with developing internal-use software as well as certain external direct costs, such as consulting fees. Capitalized employee costs are limited to the time directly spent on such projects.
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
(i) Business Combination
The Company accounts for business combinations in accordance with ASC 805, Business Combinations using the acquisition method of accounting. It allocates the purchase price consideration associated with its acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. Estimating the fair values of assets acquired and liabilities assumed requires the use of significant judgments and estimates, which are inherently uncertain and subject to refinement as additional information becomes available. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. The Company engages a valuation specialist to assist in the fair value measurement of assets acquired and liabilities assumed for each acquisition.
(j) Intangible Assets, Net of Accumulated Amortization
Intangible assets are comprised primarily of acquired client relationships, proprietary technology, trade names and non-solicitation agreements and are reported net of accumulated amortization on the Consolidated Balance Sheets. The Company uses the straight-line method of amortization to amortize client relationships over a five to nine-year period from the date of acquisition, proprietary technology over a five to seven-year period from the date of acquisition and trade names over a five-year period from the date of acquisition. Non-solicitation agreements use the straight-line method of amortization over the term of the related agreements. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2020, 2021 or 2022 as a result of the Company’s qualitative assessments over its single reporting segment.

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
The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company offers term agreements to its clients, which are generally two years in length. Recurring fees are derived from cloud-based payroll and HCM software solutions as follows:
•Payroll processing and related services, including payroll reporting and tax filing services, are delivered on a weekly, biweekly, semi-monthly, or monthly basis depending upon the payroll frequency of the client and on an annual basis if a client selects W-2 preparation and processing services,
•Time and attendance reporting services, including time clock rentals, are delivered on a monthly basis, and
•HR-related software solutions, including employee management and benefits enrollment and administration, are delivered on a monthly basis.
The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to HCM related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription-based fees which can include payroll, time and attendance, and other HCM related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee.
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
(o) Cost of Revenues
Cost of revenues consists primarily of costs to provide HCM and payroll solutions relating to the provision of ongoing client support and implementation activities and also includes amortization of capitalized internal-use software and certain acquired intangibles. The Company generally expenses these costs when incurred except for costs related to the implementation of the Company’s proprietary products. These costs are capitalized and amortized over a period of 7 years.
(p) Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $1,023, $3,189 and $8,335 for the years ended June 30, 2020, 2021 and 2022, respectively.
(q) Stock-Based Compensation
The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, including those under the 2014 Employee Stock Purchase Plan (“ESPP”), are measured at the grant date fair value of the award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. For market share units, the Company estimates grant date fair value using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. For estimated shares purchasable under the ESPP, the Company estimates grant date fair value using the Black-Scholes option-pricing model. The Company may update the assumed forfeiture rates based on historical experience as appropriate.
(r) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(s) Segment Information
The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single reporting segment. For fiscal 2022, the Company’s chief operation decision maker was the Company’s Co-Chief Executive Officers.
(t) Recently Issued Accounting Standards
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
(3) Revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended June 30,
	2020	2021	2022
Recurring fees	$526,267	$609,658	$818,137
Implementation services and other	19,945	22,067	29,557
Total revenues from contracts	$546,212	$631,725	$847,694
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

The nonrefundable upfront fees related to implementation services are invoiced with the client’s first payroll period. The Company defers and amortizes these nonrefundable upfront fees generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e. contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended June 30,
	2021	2022
Balance at beginning of the year	$8,434	$8,734
Deferral of revenue	16,106	25,109
Revenue recognized	(15,806)	(21,610)
Balance at end of the year	$8,734	$12,233
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $9,926 in fiscal 2023, $2,216 in fiscal 2024, and $91 thereafter.
Deferred contract costs
The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$113,575	$60,833	$(28,690)	$145,718
Costs to fulfill a contract	44,468	34,574	(9,867)	69,175
Total	$158,043	$95,407	$(38,557)	$214,893

	Year Ended June 30, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$145,718	$72,572	$(35,747)	$182,543
Costs to fulfill a contract	69,175	53,004	(16,154)	106,025
Total	$214,893	$125,576	$(51,901)	$288,568
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Consolidated Statements of Operations and Comprehensive Income. The Company did not record any impairment losses associated with its deferred contract costs during the years ended June 30, 2020, 2021 or 2022.
Remaining Performance Obligations
The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $51,823 as of June 30, 2022, which will be generally recognized over the next 24 months.

(4) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

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

(1)Included within the fair value of total available-for-sale securities above is $4,456 of Corporate investments and $16,083 of Funds held for clients.

	June 30, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,756	$—	$—	$139,756
Funds held for clients' cash and cash equivalents	3,653,699	—	(2)	3,653,697
Available-for-sale securities:
Commercial paper	58,166	—	(126)	58,040
Corporate bonds	59,568	—	(1,715)	57,853
Asset-backed securities	9,843	2	(141)	9,704
Certificates of deposit	31,879	—	(43)	31,836
U.S treasury securities	167,566	12	(591)	166,987
U.S. government agency securities	8,000	—	(451)	7,549
Other	2,181	—	(71)	2,110
Total available-for-sale securities (2)	337,203	14	(3,138)	334,079
Total investments	$4,130,658	$14	$(3,140)	$4,127,532

(2)All available-for-sale securities are included in Funds held for clients.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper and certificates of deposit as of June 30, 2021 and 2022.
Classification of investments on the consolidated balance sheets was as follows:

	June 30,
	2021	2022
Cash and cash equivalents	$202,287	$139,756
Corporate investments	4,456	—
Funds held for clients	1,759,677	3,987,776
Total investments	$1,966,420	$4,127,532

Available-for-sale securities that have been in an unrealized loss position for a period of less than 12 months as of June 30, 2022 had fair market value as follows:

	June 30, 2022
	Securities in an unrealized loss position for less than 12 months
	Gross unrealized losses	Fair Value
Commercial paper	$(126)	$53,756
Corporate bonds	(1,715)	57,853
Asset-backed securities	(141)	7,354
Certificates of deposit	(43)	27,086
U.S. treasury securities	(591)	129,943
U.S. government agency securities	(451)	7,549
Other	(71)	2,110
Total available-for-sale securities	$(3,138)	$285,651
There were no available-for sale securities in an unrealized loss position as of June 30, 2021. As a result, no securities had been in an unrealized loss position for more than 12 months as of June 30, 2022.
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the years ended June 30, 2020, 2021 or 2022. All securities in the Company's portfolio held an A-1 rating or better as of June 30, 2022.
The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2020, 2021 or 2022. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2020, 2021 and 2022.
Expected maturities of available-for-sale securities at June 30, 2022 were as follows:

	Amortized cost	Fair value
One year or less	$221,801	$221,075
One year to two years	63,965	62,926
Two years to three years	49,431	48,244
Three years to five years	2,006	1,834
Total available-for-sale securities	$337,203	$334,079
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

The Company measures any cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2021 and 2022 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2021 or 2022.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$202,287	$202,287	$—	$—
Funds held for clients' cash and cash equivalents	1,743,594	1,743,594	—	—
Available-for-sale securities:
Corporate bonds	13,460	—	13,460	—
Asset-backed securities	7,079	—	7,079	—
Total available-for-sale securities	20,539	—	20,539	—
Total investments	$1,966,420	$1,945,881	$20,539	$—

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,756	$139,756	$—	$—
Funds held for clients' cash and cash equivalents	3,653,697	3,640,427	13,270	—
Available-for-sale securities:
Commercial paper	58,040	—	58,040	—
Corporate bonds	57,853	—	57,853	—
Asset-backed securities	9,704	—	9,704	—
Certificates of deposit	31,836	—	31,836	—
U.S treasury securities	166,987	—	166,987	—
U.S. government agency securities	7,549	—	7,549	—
Other	2,110	—	2,110	—
Total available-for-sale securities	334,079	—	334,079	—
Total investments	$4,127,532	$3,780,183	$347,349	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 6 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

(6) Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.
On April 3, 2020, the Company acquired all of the shares outstanding of VidGrid, Inc. (“VidGrid”) through a merger for purchase price consideration of $17,256, which was paid in cash upon closing. VidGrid, Inc. is a leading video platform provider that enables peer-to-peer video learning courses, transforming video into two-way communication. This transaction expands the Company’s product functionality around workplace video communication and reaffirms its commitment to stronger employee collaboration, engagement and retention while helping clients prepare for the workplaces of the future. The allocation of the purchase price for VidGrid is approximately $12,065 of goodwill, $2,962 of proprietary technology and other immaterial assets and liabilities.
On November 13, 2020, the Company acquired all of the shares outstanding of Samepage Labs Inc. (“Samepage”) through a merger for purchase price consideration of $15,018, which was paid in cash upon closing. Samepage offers digital collaboration tools including task management, file sharing, real-time collaboration and more. This transaction expands the Company’s product functionality in these areas and demonstrates its commitment to building a modern workforce suite of solutions that meet the needs of HR teams and employees. The allocation of the purchase price for Samepage is approximately $11,995 of goodwill, $3,167 of proprietary technology and other immaterial assets and liabilities.
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
The allocation of the purchase price for Blue Marble was as follows:

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
The preliminary allocation of the purchase price for Cloudsnap was as follows:

January 18, 2022
Proprietary technology	$15,800
Goodwill	33,523
Other assets acquired	3,386
Liabilities assumed	(2,707)
Total purchase price	$50,002
The fair values of assets acquired and liabilities assumed for Cloudsnap are currently provisional and are subject to change over the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. The measurement period will end no later than one year from the acquisition date.
The results from these acquisitions have been included in the Company’s consolidated financial statements since the closing of the acquisitions and are not material to the Company. Pro forma information was not presented because the effects of the acquisitions are not material to the Company’s consolidated financial statements. The goodwill related to these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with the Blue Marble acquisition is deductible for income tax purposes. The goodwill associated with the VidGrid, Samepage and Cloudsnap acquisitions is not deductible for income tax purposes. Direct costs related to these acquisitions were immaterial and expensed as incurred as Cost of revenues and General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
(7) Capitalized Internal-Use Software
Capitalized internal-use software and accumulated amortization were as follows:

	June 30,
	2021	2022
Capitalized internal-use software	$150,922	$193,156
Accumulated amortization	(105,904)	(131,171)
Capitalized internal-use software, net	$45,018	$61,985
Amortization of capitalized internal-use software amounted to $19,261, $23,227 and $25,267 for the years ended June 30, 2020, 2021 and 2022, respectively and is included in Cost of revenues.

(8) Property and Equipment
The major classes of property and equipment were as follows:

	June 30,
	2021	2022
Office equipment	$5,211	$4,365
Computer equipment	45,420	55,495
Furniture and fixtures	13,104	12,791
Software	6,641	8,785
Leasehold improvements	46,814	47,521
Time clocks rented by clients	5,399	6,711
Total	122,589	135,668
Accumulated depreciation	(62,754)	(72,829)
Property and equipment, net	$59,835	$62,839
Depreciation expense amounted to $16,129, $15,905 and $16,199 for the years ended June 30, 2020, 2021 and 2022, respectively.
(9) Goodwill and Intangible Assets
The following table summarizes changes in goodwill during the years presented below:

	Year Ended June 30,
	2021	2022
Balance at beginning of year	$21,655	$33,650
Additions attributable to acquisitions	11,995	68,299
Balance at end of year	$33,650	$101,949
Refer to Note 6 for further details on the acquisitions during the years ended June 30, 2021 and 2022.
The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30,		Weighted average useful life (years)
	2021	2022
Proprietary technology	$6,129	$43,129	6.0
Client relationships	19,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	440	1,640	5.0
Total	27,369	68,569
Accumulated amortization	(14,342)	(23,094)
Intangible assets, net	$13,027	$45,475

Amortization expense for acquired intangible assets was $2,523, $3,840 and $8,752 for the years ended June 30, 2020, 2021 and 2022, respectively, and is included in Cost of revenues and General and administrative. Future amortization expense for acquired intangible assets was as follows, as of June 30, 2022:

Fiscal 2023	$10,948
Fiscal 2024	9,943
Fiscal 2025	8,888
Fiscal 2026	7,269
Fiscal 2027	4,893
Thereafter	3,534
Total	$45,475
(10) Accrued Expenses
The components of accrued expenses are as follows:

	June 30,
	2021	2022
Accrued payroll and personnel costs	$73,969	$84,897
Operating lease liabilities	7,549	8,399
Deferred revenue	9,442	13,548
Other	12,149	17,540
Total accrued expenses	$103,109	$124,384
(11) Debt
In July 2019, the Company entered into a five-year revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The revolving credit agreement provides for a senior secured revolving credit facility (the “credit facility”) under which the Company may borrow up to $250,000, which may be increased to up to $375,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in July 2024, and any borrowings outstanding will mature and be payable upon such expiration. In April 2020, the Company borrowed $100,000 under the credit facility, which the Company repaid during the third quarter of fiscal 2021. In January 2022, the Company borrowed $50,000 under the credit facility in connection with its acquisition of Cloudsnap, which it repaid during the third quarter of fiscal 2022. There were no borrowings outstanding under the credit facility at June 30, 2021 or 2022. The Company incurred interest expense related to any borrowings at average interest rates of 1.04% and 1.01% during the years ended June 30, 2021 and 2022, respectively.
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
Under the credit facility, the Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, a maximum net senior secured leverage ratio of not greater than 3.50 to 1.00 and a minimum interest coverage ratio of not less than 3.00 to 1.00. As of June 30, 2022, the Company was in compliance with all of the aforementioned covenants.

(12) Leases
The Company primarily leases office space under non-cancellable operating leases expiring on various dates from November 2022 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from July 2022 through January 2027.
The components of operating lease expense were as follows:

	Year Ended June 30,
	2020	2021	2022
Operating lease cost	$9,686	$9,139	$7,509
Short-term lease cost	$40	75	345
Variable lease cost	$3,167	4,796	4,579
Total lease costs	$12,893	$14,010	$12,433
The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

	June 30,
	2021	2022
Operating lease right-of-use assets	$43,984	$49,210
Accrued expenses	$7,549	$8,399
Long-term operating lease liabilities	$67,201	$69,119
Weighted-average remaining lease term (years)	9.6	8.9
Weighted-average discount rate	3.83%	3.46%
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended June 30,
	2020	2021	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,374	$11,093	$9,955
Operating lease assets obtained in exchange for new liabilities	$3,123	$1,682	$10,084
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of June 30, 2022:

Fiscal 2023	$10,828
Fiscal 2024	9,657
Fiscal 2025	9,904
Fiscal 2026	9,583
Fiscal 2027	9,402
Thereafter	41,519
Total undiscounted cash flows	90,893
Less: Present value discount	(13,375)
Total operating lease liabilities	$77,518
As of June 30, 2022, the Company had not entered into any leases that had not yet commenced.

(13) Income Taxes
(a) Income Taxes
Income tax expense (benefit) for the years ended June 30, 2020, 2021 and 2022 consists of the following:

	Year Ended June 30,
	2020	2021	2022
Current taxes
U.S. federal	$—	$—	$—
State and local	(92)	(75)	(16)
Deferred taxes:
U.S. federal	403	(10,476)	(4,214)
State and local	2,352	(3,164)	(2,950)
Total income tax expense (benefit)	$2,663	$(13,715)	$(7,180)
(b) Tax Rate Reconciliation
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended June 30, 2020, 2021 and 2022 to pretax income as a result of the following:

	Year Ended June 30,
	2020	2021	2022
Income tax expense (benefit) at statutory federal rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit and other credits	(3.2)	(7.1)	(5.3)
Non-deductible expenses	1.6	1.4	1.5
Change in valuation allowance	5.2	2.8	0.4
Stock-based compensation expense	(18.3)	(35.0)	(21.9)
State and local income taxes, net of federal income tax benefit	(1.8)	(6.7)	(4.0)
Other	(0.5)	(0.4)	(0.3)
	4.0%	(24.0)%	(8.6)%
The effective tax rate for the years ended June 30, 2020, 2021 and 2022 was 4.0%, (24.0)% and (8.6)%, respectively, on pre-tax income of $67,118, $57,104 and $83,597, respectively. The increase in the effective tax rate is primarily due to decreased deductions related to stock-based compensation and state income tax benefit.

(c) Components of Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2021 and 2022 are presented below.

	June 30,
	2021	2022
Deferred tax assets:
Operating lease liabilities	$19,415	$19,979
Accrued expenses	13,559	16,143
Stock-based compensation	15,835	22,857
Net operating loss carryforwards	32,812	45,574
Federal and state tax credits	23,105	30,498
Other	179	1,064
Total deferred tax assets	104,905	136,115
Valuation allowance	(5,584)	(5,850)
Net deferred tax assets	99,321	130,265
Deferred tax liabilities:
Deferred contract costs	(56,618)	(75,028)
Operating lease right-of-use assets	(11,460)	(12,708)
Research and development costs	(10,664)	(13,661)
Intangible assets	(994)	(3,725)
Depreciation	(9,763)	(8,300)
Total deferred tax liabilities	(89,499)	(113,422)
Net deferred tax asset (liability)	$9,822	$16,843
As of June 30, 2022, the Company maintains a valuation allowance of $5,850 for certain state tax benefits which may not be realized. Such assessment may change in the future as further evidence becomes available.
At June 30, 2022, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $179,932, of which $37,526 expire between 2034 to 2038. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $138,042, of which $96,702 expire from 2022 to 2041. The remaining $183,746 federal and state net operating loss carryforwards have an indefinite utilization period. The Company also has gross federal and state research and development tax credits and other state credit carryforwards of approximately $32,231, which expire between 2023 and 2042.
As of June 30, 2021 and 2022, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized:

	Year Ended June 30,
	2021	2022
Unrecognized tax benefits at beginning of the year	$—	$534
Additions for current year tax positions	84	380
Additions for tax positions of prior periods	450	101
Unrecognized tax benefit at end of year	$534	$1,015
The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2019, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2019 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.
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
As of June 30, 2022, the Company had 14,369 shares allocated to the plans, of which 1,976 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
The following table summarizes the changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended June 30, 2022:

Number of Shares
Available for grant at July 1 ,2021	10,312
January 1, 2022 Evergreen provision increase	2,400
RSUs granted	(650)
MSUs granted	(48)
Shares withheld in settlement of taxes and/or exercise price	289
Forfeitures	149
Shares removed	(59)
Available for grant at June 30, 2022	12,393
Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan.

Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan (as described below) was included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year Ended June 30,
	2020	2021	2022
Cost of revenues	$5,637	$7,687	$11,622
Sales and marketing	13,960	15,658	21,854
Research and development	7,182	10,192	18,696
General and administrative	20,714	29,515	44,030
Total stock-based compensation expense	$47,493	$63,052	$96,202
In addition, the Company capitalized $2,397, $2,610 and $7,119 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2020, 2021 and 2022, respectively.
In August 2020, the compensation committee of the Company’s board of directors approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $6,423 and $6,765 in stock-based compensation expense during the years ended June 30, 2021 and 2022, respectively, related to these modified performance-based restricted stock units.
In March 2022, Michael Haske announced his intent to resign from his position effective September 1, 2022. In connection with his resignation, the Company’s board of directors approved a Transition and Separation Agreement and a Consulting Services Agreement whereby Mr. Haske will provide consulting services to the Company for a period of one year after the end of his employment on September 1, 2022. Pursuant to these agreements, the compensation committee of the Company's board of directors approved the modifications of certain of Mr. Haske's outstanding RSUs and MSUs to allow the awards to continue to vest after the end of his service period. As a result, the Company will record the cumulative effect of the modifications and accelerate the recognition of the remaining expense associated with certain of Mr. Haske's unmodified outstanding awards over his remaining substantive service period. The modifications of these awards did not have a material impact on the Company’s financial statements.
The following table represents stock option activity during the year ended June 30, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2021	765	$16.06	2.4	$133,550
Options exercised	(217)	$10.29
Balance at June 30, 2022	548	$18.34	1.6	$85,515
Options vested and exercisable at June 30, 2022	548	$18.34	1.6	$85,515
There were no stock options granted during the years ended June 30, 2020, 2021 or 2022. The total intrinsic value of options exercised during the years ended June 30, 2020, 2021 and 2022 was $29,791, $84,072 and $51,457, respectively.

The Company may also grant RSUs under the 2014 Plan with terms determined at the discretion of the Committee. RSUs generally vest over three or four years following the grant date. Certain RSU awards have time-based vesting conditions while other RSUs vest based on the achievement of certain revenue and Adjusted EBITDA targets in current and future fiscal years. For these performance-based RSUs, the Company recognizes stock-based compensation expense based upon the probable achievement of these aforementioned performance metrics. The following table represents restricted stock unit activity during the year ended June 30, 2022:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2021	1,388	$100.33
RSUs granted	650	$242.12
RSUs vested	(567)	$85.57
RSUs forfeited	(144)	$163.58
RSU balance at June 30, 2022	1,327	$168.44
At June 30, 2022, there was $90,250 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
The following table represents market share unit activity during the year ended June 30, 2022:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2021	58	$178.04
MSUs granted	48	$361.02
MSUs forfeited	(5)	$178.04
MSU balance at June 30, 2022	101	$263.83
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Year Ended June 30,
	2021	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	52.0%	47.4 - 47.5%
Expected term (years)	3.04	2.92 - 3.04
Risk‑free interest rate	0.18%	0.43 - 0.47%
At June 30, 2022, there was $12,764 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 1.8 years.

The total of excess income tax benefits for stock-based compensation arrangements was $67,816, $128,229 and $143,046 for the years ended June 30, 2020, 2021 and 2022, respectively, and were recognized through Income tax expense (benefit).
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
As of June 30, 2022, a total of 1,493 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors approved the increase in the number of common shares in reserve for issuance under the ESPP by 400 shares, effective January 1, 2022.
The Company issued a total of 101 shares upon the completion of its six-month offering periods ending November 15, 2021 and May 13, 2022. The Company recorded compensation expense attributable to the ESPP of $3,235, $4,570 and $4,676 for the years ended June 30, 2020, 2021 and 2022, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following assumptions:

	Year Ended June 30,
	2020	2021	2022
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	38.6 - 72.2%	42.2 - 72.2%	31.0 - 57.5%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	0.15 - 2.44%	0.04 - 0.15%	0.04 - 1.54%
(c) 401(k) Plan
The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $7,914, $2,658 and $12,305 for the years ended June 30, 2020, 2021 and 2022, respectively. In response to the uncertainties presented by the COVID-19 pandemic, the Company temporarily suspended 401(k) plan matching contributions during the first three quarters of fiscal 2021. The Company reinstated contributions during the fourth quarter of fiscal 2021.
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
The following table presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2020	2021	2022
Numerator:
Net income	$64,455	$70,819	$90,777

Denominator:
Weighted-average shares used in computing net income per share:
Basic	53,547	54,318	55,036
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, market share units and employee stock purchase plan shares	2,260	1,987	1,409
Diluted	55,807	56,305	56,445

Net income per share:
Basic	$1.20	$1.30	$1.65
Diluted	$1.15	$1.26	$1.61
The following table summarizes the outstanding restricted stock units, market share units and employee stock purchase plan shares as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year Ended June 30,
	2020	2021	2022
Market share units	—	38	24
Restricted stock units	23	6	70
Total	23	44	94