Form 10-Q
period 2022-09-30
Paylocity Holding Corp
filed 2022-11-04
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,673,889 shares of Common Stock, $0.001 par value per share, as of October 28, 2022.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$139,756	$65,484
Accounts receivable, net	15,754	21,519
Deferred contract costs	59,501	64,058
Prepaid expenses and other	28,896	29,122
Total current assets before funds held for clients	243,907	180,183
Funds held for clients	3,987,776	2,299,437
Total current assets	4,231,683	2,479,620
Capitalized internal-use software, net	61,985	66,693
Property and equipment, net	62,839	60,943
Operating lease right-of-use assets	49,210	47,614
Intangible assets, net	45,475	42,704
Goodwill	101,949	102,054
Long-term deferred contract costs	229,067	244,554
Long‑term prepaid expenses and other	7,746	7,624
Deferred income tax assets	19,060	43,303
Total assets	$4,809,014	$3,095,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,374	$6,235
Accrued expenses	124,384	105,907
Total current liabilities before client fund obligations	132,758	112,142
Client fund obligations	3,987,776	2,299,437
Total current liabilities	4,120,534	2,411,579
Long-term operating lease liabilities	69,119	67,040
Other long-term liabilities	3,681	3,427
Deferred income tax liabilities	2,217	2,217
Total liabilities	$4,195,551	$2,484,263
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2022 and September 30, 2022	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2022 and September 30, 2022; 55,190 shares issued and outstanding at June 30, 2022 and 55,664 shares issued and outstanding at September 30, 2022	55	56
Additional paid-in capital	289,843	259,245
Retained earnings	325,868	356,220
Accumulated other comprehensive loss	(2,303)	(4,675)
Total stockholders' equity	$613,463	$610,846
Total liabilities and stockholders’ equity	$4,809,014	$3,095,109
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2021	2022
Revenues:
Recurring and other revenue	$180,824	$245,406
Interest income on funds held for clients	873	7,874
Total revenues	181,697	253,280
Cost of revenues	63,249	84,543
Gross profit	118,448	168,737
Operating expenses:
Sales and marketing	49,885	71,063
Research and development	23,076	40,093
General and administrative	35,235	50,492
Total operating expenses	108,196	161,648
Operating income	10,252	7,089
Other expense	(117)	(163)
Income before income taxes	10,135	6,926
Income tax benefit	(20,797)	(23,426)
Net income	$30,932	$30,352
Other comprehensive loss, net of tax	(75)	(2,372)
Comprehensive income	$30,857	$27,980

Net income per share:
Basic	$0.56	$0.55
Diluted	$0.55	$0.54

Weighted-average shares used in computing net income per share:
Basic	54,810	55,453
Diluted	56,506	56,664
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	21,106	—	—	21,106
Stock options exercised	151	—	1,429	—	—	1,429
Issuance of common stock upon vesting of restricted stock units	524	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(250)	—	(62,749)	—	—	(62,749)
Unrealized losses on securities, net of tax	—	—	—	—	(75)	(75)
Net income	—	—	—	30,932	—	30,932
Balances at September 30, 2021	55,019	$55	$201,504	$266,023	$(9)	$467,573

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	43,471	—	—	43,471
Stock options exercised	235	—	2,832	—	—	2,832
Issuance of common stock upon vesting of restricted stock units	549	1	(1)	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(310)	—	(76,900)	—	—	(76,900)
Unrealized losses on securities, net of tax	—	—	—	—	(2,372)	(2,372)
Net income	—	—	—	30,352	—	30,352
Balances at September 30, 2022	55,664	$56	$259,245	$356,220	$(4,675)	$610,846

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2021	2022
Cash flows from operating activities:
Net income	$30,932	$30,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	19,559	39,813
Depreciation and amortization expense	11,322	14,267
Deferred income tax benefit	(20,827)	(23,415)
Provision for credit losses	38	266
Net accretion of discounts and amortization of premiums on available-for-sale securities	90	(842)
Amortization of debt issuance costs	44	94
Other	27	125
Changes in operating assets and liabilities:
Accounts receivable	(173)	(6,020)
Deferred contract costs	(11,114)	(19,328)
Prepaid expenses and other	(9,807)	614
Accounts payable	1,567	(1,805)
Accrued expenses and other	(25,790)	(17,734)
Net cash provided by (used in) operating activities	(4,132)	16,387
Cash flows from investing activities:
Purchases of available-for-sale securities	(135,849)	(118,926)
Proceeds from sales and maturities of available-for-sale securities	9,648	42,850
Capitalized internal-use software costs	(9,159)	(9,953)
Purchases of property and equipment	(3,220)	(3,447)
Acquisitions of businesses, net of cash acquired	(59,581)	—
Net cash used in investing activities	(198,161)	(89,476)
Cash flows from financing activities:
Net change in client fund obligations	1,425,782	(1,688,339)
Taxes paid related to net share settlement of equity awards	(60,809)	(74,071)
Payment of debt issuance costs	(9)	(855)
Net cash provided by (used in) financing activities	1,364,964	(1,763,265)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	1,162,671	(1,836,354)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,945,881	3,793,453
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$3,108,552	$1,957,099
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$3,079	$—
Liabilities assumed for acquisitions	$2,165	$117
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$63	$62
Cash paid for income taxes	$13	$19
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$66,431	$65,484
Funds held for clients' cash and cash equivalents	3,042,121	1,891,615
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$3,108,552	$1,957,099
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K.
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
Disaggregation of revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2021	2022
Recurring fees	$174,697	$236,819
Implementation services and other	6,127	8,587
Total revenues from contracts	$180,824	$245,406
Deferred revenue
The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur simultaneously based on the client payroll processing period or by month. As such, the Company does not recognize contract assets or liabilities related to recurring revenue.
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended September 30,
	2021	2022
Balance at beginning of the period	$8,734	$12,233
Deferral of revenue	4,353	8,232
Revenue recognized	(4,370)	(6,270)
Balance at end of the period	$8,717	$14,195
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $10,462 in fiscal 2023, $3,518 in fiscal 2024 and $215 in fiscal 2025 and thereafter.

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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2021
	Beginning balance	Capitalized costs	Amortization	Ending balance
Costs to obtain a new contract	$145,718	$11,737	$(8,233)	$149,222
Costs to fulfill a contract	69,175	10,940	(3,330)	76,785
Total	$214,893	$22,677	$(11,563)	$226,007

	Three Months Ended September 30, 2022
	Beginning balance	Capitalized costs	Amortization	Ending balance
Costs to obtain a new contract	$182,543	$18,912	$(10,367)	$191,088
Costs to fulfill a contract	106,025	16,862	(5,363)	117,524
Total	$288,568	$35,774	$(15,730)	$308,612
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is recorded in Cost of revenues, Sales and marketing, and General and administrative in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $52,591 as of September 30, 2022, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
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

The allocation of the purchase price for Cloudsnap is as follows:

January 18, 2022
Proprietary technology	$15,800
Goodwill	33,628
Other assets acquired	3,398
Liabilities assumed	(2,824)
Total purchase price	$50,002
The Company did not record any material purchase accounting adjustments for Cloudsnap during the three months ended September 30, 2022. The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company applied the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of the acquisition with the excess consideration paid recorded as goodwill.
The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition and are not material to the Company. Pro forma information is not presented because the effects of the acquisition are not material to the Company’s consolidated financial statements. The goodwill related to this acquisition is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with this acquisition is not deductible for income tax purposes. Direct costs related to the acquisition were immaterial and were expensed as incurred as General and administrative.
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2022	$841
Charged to expense	266
Write-offs	(48)
Balance at September 30, 2022	$1,059
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2022	September 30, 2022
Capitalized internal-use software	$193,156	$204,906
Accumulated amortization	(131,171)	(138,213)
Capitalized internal-use software, net	$61,985	$66,693
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $6,128 and $7,042 for the three months ended September 30, 2021 and 2022, respectively.

The major classes of property and equipment, net were as follow:

	June 30, 2022	September 30, 2022
Office equipment	$4,365	$4,365
Computer equipment	55,495	56,157
Furniture and fixtures	12,791	12,801
Software	8,785	8,518
Leasehold improvements	47,521	47,722
Time clocks rented by clients	6,711	7,039
Total	135,668	136,602
Accumulated depreciation	(72,829)	(75,659)
Property and equipment, net	$62,839	$60,943
Depreciation expense amounted to $3,842 and $4,454 for the three months ended September 30, 2021 and 2022, respectively.
The following table summarizes changes in goodwill during the three months ended September 30, 2022:

September 30, 2022
Balance at June 30, 2022	$101,949
Measurement period adjustments	105
Balance at September 30, 2022	$102,054
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30, 2022	September 30, 2022	Weighted average useful life (years)
Proprietary technology	$43,129	$43,129	6.0
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	68,569
Accumulated amortization	(23,094)	(25,865)
Intangible assets, net	$45,475	$42,704
Amortization expense for acquired intangible assets was $1,352 and $2,771 for the three months ended September 30, 2021 and 2022, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of September 30, 2022 is as follows:

Remainder of fiscal 2023	$8,177
Fiscal 2024	9,943
Fiscal 2025	8,888
Fiscal 2026	7,269
Fiscal 2027	4,893
Thereafter	3,534
Total	$42,704

The components of accrued expenses were as follows:

	June 30, 2022	September 30, 2022
Accrued payroll and personnel costs	$84,897	$61,104
Operating lease liabilities	8,399	8,365
Deferred revenue	13,548	16,810
Other	17,540	19,628
Total accrued expenses	$124,384	$105,907
(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,756	$—	$—	$139,756
Funds held for clients' cash and cash equivalents	3,653,699	—	(2)	3,653,697
Available-for-sale securities:
Commercial paper	58,166	—	(126)	58,040
Corporate bonds	59,568	—	(1,715)	57,853
Asset-backed securities	9,843	2	(141)	9,704
Certificates of deposit	31,879	—	(43)	31,836
U.S. treasury securities	167,566	12	(591)	166,987
U.S government agency securities	8,000	—	(451)	7,549
Other	2,181	—	(71)	2,110
Total available-for-sale securities	337,203	14	(3,138)	334,079
Total investments	$4,130,658	$14	$(3,140)	$4,127,532

	September 30, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$65,484	$—	$—	$65,484
Funds held for clients' cash and cash equivalents	1,891,615	—	—	1,891,615
Available-for-sale securities:
Commercial paper	47,318	1	(112)	47,207
Corporate bonds	67,696	—	(2,428)	65,268
Asset-backed securities	18,875	—	(327)	18,548
Certificates of deposit	28,184	6	(20)	28,170
U.S. treasury securities	239,246	—	(2,656)	236,590
U.S government agency securities	8,000	—	(612)	7,388
Other	4,784	—	(133)	4,651
Total available-for-sale securities	414,103	7	(6,288)	407,822
Total investments	$2,371,202	$7	$(6,288)	$2,364,921
All available-for-sale securities were included in Funds held for clients at June 30, 2022 and September 30, 2022
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper and certificates of deposit at June 30, 2022 and September 30, 2022.

Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2022	September 30, 2022
Cash and cash equivalents	$139,756	$65,484
Funds held for clients	3,987,776	2,299,437
Total investments	$4,127,532	$2,364,921
Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2022 and September 30, 2022 had fair market value as follows:

	June 30, 2022
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(126)	$53,756	$—	$—	$(126)	$53,756
Corporate bonds	(1,715)	57,853	—	—	(1,715)	57,853
Asset-backed securities	(141)	7,354	—	—	(141)	7,354
Certificates of deposit	(43)	27,086	—	—	(43)	27,086
U.S. treasury securities	(591)	129,943	—	—	(591)	129,943
U.S. government agency securities	(451)	7,549	—	—	(451)	7,549
Other	(71)	2,110	—	—	(71)	2,110
Total available-for-sale securities	$(3,138)	$285,651	$—	$—	$(3,138)	$285,651

	September 30, 2022
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(112)	$46,207	$—	$—	$(112)	$46,207
Corporate bonds	(1,849)	52,213	(579)	13,055	(2,428)	65,268
Asset-backed securities	(314)	16,871	(13)	1,419	(327)	18,290
Certificates of deposit	(20)	16,913	—	—	(20)	16,913
U.S. treasury securities	(2,656)	236,590	—	—	(2,656)	236,590
U.S. government agency securities	(34)	966	(578)	6,422	(612)	7,388
Other	(78)	3,732	(55)	864	(133)	4,596
Total available-for-sale securities	$(5,063)	$373,492	$(1,225)	$21,760	$(6,288)	$395,252
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2021 or 2022. All securities in the Company’s portfolio held an A-1 rating or better as of September 30, 2022.

The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2021 or 2022. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended September 30, 2021 or 2022.
Expected maturities of available-for-sale securities at September 30, 2022 were as follows:

	Amortized cost	Fair value
One year or less	$275,556	$274,072
One year to two years	74,836	72,546
Two years to three years	61,708	59,442
Three years to five years	2,003	1,762
Total available-for-sale securities	$414,103	$407,822
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
The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2022 and September 30, 2022 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2022 or September 30, 2022.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,756	$139,756	$—	$—
Funds held for clients' cash and cash equivalents	3,653,697	3,640,427	13,270	—
Available-for-sale securities:
Commercial paper	58,040	—	58,040	—
Corporate bonds	57,853	—	57,853	—
Asset-backed securities	9,704	—	9,704	—
Certificates of deposit	31,836	—	31,836	—
U.S. treasury securities	166,987	—	166,987	—
U.S government agency securities	7,549	—	7,549	—
Other	2,110	—	2,110	—
Total available-for-sale securities	334,079	—	334,079	—
Total investments	$4,127,532	$3,780,183	$347,349	$—

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$65,484	$65,484	$—	$—
Funds held for clients' cash and cash equivalents	1,891,615	1,887,494	4,121	—
Available-for-sale securities:
Commercial paper	47,207	—	47,207	—
Corporate bonds	65,268	—	65,268	—
Asset-backed securities	18,548	—	18,548	—
Certificates of deposit	28,170	—	28,170	—
U.S. treasury securities	236,590	—	236,590	—
U.S government agency securities	7,388	—	7,388	—
Other	4,651	—	4,651	—
Total available-for-sale securities	407,822	—	407,822	—
Total investments	$2,364,921	$1,952,978	$411,943	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

(8) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). The Company had no borrowings at June 30, 2022 or September 30, 2022.
The proceeds of any borrowings are to be used to fund working capital, capital expenditures and general corporate purposes, including permitted acquisitions, permitted investments, permitted distributions and share repurchases. The

Company may generally borrow, prepay and reborrow under the credit facility and terminate or reduce the lenders’ commitments at any time prior to revolving credit facility expiration without a premium or a penalty, other than customary “breakage” costs.
Any borrowings under the credit facility will generally bear interest, at the Company’s option, at a rate per annum determined by reference to either the Term SOFR rate plus the SOFR Adjustment or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.500% and 0.0% to 0.500%, respectively, based on the then-applicable net total leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of September 30, 2022, the Company was in compliance with all of the aforementioned covenants.
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
As of September 30, 2022, the Company had 13,827 shares allocated to the plans, of which 1,909 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three months ended September 30, 2022:

Number of Shares
Available for grant at July 1, 2022	12,393
RSUs granted	(702)
MSUs granted	(78)
Shares withheld in settlement of taxes and/or exercise price	310
Forfeitures	63
Shares removed	(68)
Available for grant at September 30, 2022	11,918
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

Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2021	2022
Cost of revenues	$2,607	$4,041
Sales and marketing	5,159	9,559
Research and development	3,702	8,802
General and administrative	8,091	17,411
Total stock-based compensation expense	$19,559	$39,813
In addition, the Company capitalized $1,547 and $2,942 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2021 and 2022.
There were no stock options granted during the three months ended September 30, 2022. The table below presents stock option activity during the three months ended September 30, 2022:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2022	548	$18.34	1.6	$85,515
Options exercised	(235)	$12.07
Balance at September 30, 2022	313	$23.04	1.8	$68,454
Options vested and exercisable at September 30, 2022	313	$23.04	1.8	$68,454
The total intrinsic value of options exercised was $35,868 and $48,143 during the three months ended September 30, 2021 and 2022, respectively.
The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date and have time-based vesting conditions.
The following table represents restricted stock unit activity during the three months ended September 30, 2022:

	Units	Weighted average grant date fair value
Balance at July 1, 2022	1,327	$168.44
RSUs granted	702	$263.19
RSUs vested	(549)	$137.09
RSUs forfeited	(60)	$112.51
RSU balance at September 30, 2022	1,420	$228.99
At September 30, 2022, there was $211,211 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.0 years.
The Company also grants MSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company's board of directors. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over an approximately three-year period. The MSUs cliff-vest at the end of the TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned.

The following table represents market share unit activity during the three months ended September 30, 2022:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2022	101	$263.83
MSUs granted	78	$391.85
MSUs forfeited	(3)	$355.60
MSU balance at September 30, 2022	176	$319.34
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Three Months Ended September 30,
	2021	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	47.5%	51.0%
Expected term (years)	3.04	3.04
Risk‑free interest rate	0.43%	3.11%
At September 30, 2022, there was $35,522 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.6 years.
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
On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law and contains a number of tax related provisions. The Company is in the process of evaluating the IRA but does not expect it to have a material impact on the Company's consolidated financial statements.
The Company’s effective tax rate was (205.2)% and (338.2)% for the three months ended September 30, 2021 and 2022, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance. The Company's effective tax rate for the three months ended September 30, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease to the valuation allowance.

(12) Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of restricted stock units and market share units as of the balance sheet date. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2021	2022
Numerator:
Net income	$30,932	$30,352

Denominator:
Weighted-average shares used in computing net income per share:
Basic	54,810	55,453
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	1,696	1,211
Diluted	56,506	56,664

Net income per share:
Basic	$0.56	$0.55
Diluted	$0.55	$0.54
The Company excluded 507 and 647 outstanding RSUs from the diluted per share calculations during the three months ended September 30, 2021 and September 30, 2022, respectively, because to include them would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including items discussed below and impacts from the novel coronavirus disease (COVID-19) as discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on August 5, 2022.
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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $181.7 million for the three months ended September 30, 2021 to $253.3 million for the three months ended September 30, 2022, representing a 39% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and also increases in client workforce levels and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to new clients and increases in client workforce levels as compared to the prior fiscal year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.
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
We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, amortization of certain acquired intangibles, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises, and other items as defined below. We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and other items as defined below.
The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,
	2021	2022

	(in thousands)
Adjusted Gross Profit	$128,115	$182,697
Adjusted EBITDA	46,124	66,623

	Three Months Ended September 30,
	2021	2022

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$118,448	$168,737
Amortization of capitalized internal-use software costs	6,128	7,042
Amortization of certain acquired intangibles	—	1,854
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	3,527	5,045
Other items (1)	12	19
Adjusted Gross Profit	$128,115	$182,697

	Three Months Ended September 30,
	2021	2022

	(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$30,932	$30,352
Interest expense	108	187
Income tax benefit	(20,797)	(23,426)
Depreciation and amortization expense	11,322	14,267
EBITDA	21,565	21,380
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	23,756	44,978
Other items (2)	803	265
Adjusted EBITDA	$46,124	$66,623
(1)Represents nonrecurring acquisition-related costs.
(2)Represents nonrecurring costs including acquisition and other transaction-related costs.
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not a good indicator of our financial results in any given period. Recurring and other revenue accounted for substantially all of our total revenues during the three months ended September 30, 2021 and 97% of our total revenues for the three months ended September 30, 2022.
While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months.
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

Cost of Revenues
Cost of revenues includes costs to provide our HCM and payroll solutions which primarily consists of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, amortization of certain acquired intangibles and bank fees associated with client fund transfers. Costs related to recurring support are generally expensed as incurred. Implementation costs related to our proprietary products are capitalized and amortized over a period of 7 years. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.
We also capitalize a portion of our internal-use software costs, which are then amortized as Cost of revenues. We amortized $6.1 million and $7.0 million of capitalized internal-use software costs during the three months ended September 30, 2021 and 2022, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2021 and 2022.

	Three Months Ended September 30,
	2021	2022

	(in thousands)
Capitalized portion of research and development	$9,829	$11,750
Expensed portion of research and development	23,076	40,093
Total research and development	$32,905	$51,843
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
Other Income (Expense)
Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents, net of losses on disposals of property and equipment and interest expense related to our revolving credit facility.
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2021	2022

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$180,824	$245,406
Interest income on funds held for clients	873	7,874
Total revenues	181,697	253,280
Cost of revenues	63,249	84,543
Gross profit	118,448	168,737
Operating expenses:
Sales and marketing	49,885	71,063
Research and development	23,076	40,093
General and administrative	35,235	50,492
Total operating expenses	108,196	161,648
Operating income	10,252	7,089
Other expense	(117)	(163)
Income before income taxes	10,135	6,926
Income tax benefit	(20,797)	(23,426)
Net income	$30,932	$30,352

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended September 30,
	2021	2022
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	100%	97%
Interest income on funds held for clients	0%	3%
Total revenues	100%	100%
Cost of revenues	35%	33%
Gross profit	65%	67%
Operating expenses:
Sales and marketing	27%	28%
Research and development	13%	16%
General and administrative	19%	20%
Total operating expenses	59%	64%
Operating income	6%	3%
Other expense	0%	0%
Income before income taxes	6%	3%
Income tax benefit	(11)%	(9)%
Net income	17%	12%
Comparison of Three Months Ended September 30, 2021 and 2022
Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2021	2022	$	%
Recurring and other revenue	$180,824	$245,406	$64,582	36%
Percentage of total revenues	100%	97%
Interest income on funds held for clients	$873	$7,874	$7,001	802%
Percentage of total revenues	0%	3%
Recurring and Other Revenue
Recurring and other revenue for the three months ended September 30, 2022 increased by $64.6 million, or 36%, to $245.4 million from $180.8 million for three months ended September 30, 2021. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and also increases in client workforce levels as compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended September 30, 2022 increased by $7.0 million, or 802%, to $7.9 million from $0.9 million for the three months ended September 30, 2021. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base and also increases in client workforce levels as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2021	2022	$	%
Cost of revenues	$63,249	$84,543	$21,294	34%
Percentage of total revenues	35%	33%
Gross margin	65%	67%
Cost of Revenues
Cost of revenues for the three months ended September 30, 2022 increased by $21.3 million, or 34%, to $84.5 million from $63.2 million for the three months ended September 30, 2021. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $11.5 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $5.6 million in additional delivery and other processing costs and $1.9 million in amortization of certain acquired intangible assets.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2022	$	%
Sales and marketing	$49,885	$71,063	$21,178	42%
Percentage of total revenues	27%	28%
Sales and marketing expenses for the three months ended September 30, 2022 increased by $21.2 million, or 42%, to $71.1 million from $49.9 million for the three months ended September 30, 2021. The increase in sales and marketing expense was primarily due to $13.4 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $4.4 million of additional stock-based compensation costs associated with our equity incentive plan and $2.7 million in additional marketing lead generation costs.
Research and Development

	Three Months Ended September 30,		Change
	2021	2022	$	%
Research and development	$23,076	$40,093	$17,017	74%
Percentage of total revenues	13%	16%
Research and development expenses for the three months ended September 30, 2022 increased by $17.0 million, or 74%, to $40.1 million from $23.1 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to $11.3 million of additional employee-related costs related to additional development personnel and $5.1 million of additional stock-based compensation costs associated with our equity incentive plan.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2022	$	%
General and administrative	$35,235	$50,492	$15,257	43%
Percentage of total revenues	19%	20%
General and administrative expenses for the three months ended September 30, 2022 increased by $15.3 million, or 43%, to $50.5 million from $35.2 million for the three months ended September 30, 2021. The increase in general and administrative expense was primarily due to $9.3 million of additional stock-based compensation costs associated with our equity incentive plan and $5.1 million in additional employee-related costs.
Other Expense

	Three Months Ended September 30,		Change
	2021	2022	$	%
Other expense	$(117)	$(163)	$(46)	40%
Percentage of total revenues	0%	0%
Other expense did not materially change for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Income Taxes
Our effective tax rate was (205.2)% and (338.2)% for the three months ended September 30, 2021 and 2022, respectively. Our effective tax rate for the three months ended September 30, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance. Our effective tax rate for the three months ended September 30, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease to the valuation allowance.
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
Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2022 included in our Annual Report on Form 10-K filed with the SEC on August 5, 2022.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2022, our principal source of liquidity was $65.5 million of cash and cash equivalents. In August 2022, we amended the credit agreement entered in July 2019 to increase the borrowing capacity under our revolving credit facility to $550.0 million, which may be increased up to

$825.0 million. No amounts were drawn on the revolving credit facility as of September 30, 2022. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the amended credit agreement.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of September 30, 2022, we did not have any corporate investments.
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
The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2021	2022
Net cash provided by (used in) operating activities	$(4,132)	$16,387
Cash flows from investing activities:
Purchases of available-for-sale securities	(135,849)	(118,926)
Proceeds from sales and maturities of available-for-sale securities	9,648	42,850
Capitalized internal-use software costs	(9,159)	(9,953)
Purchases of property and equipment	(3,220)	(3,447)
Acquisitions of businesses, net of cash acquired	(59,581)	—
Net cash used in investing activities	(198,161)	(89,476)
Cash flows from financing activities:
Net change in client fund obligations	1,425,782	(1,688,339)
Taxes paid related to net share settlement of equity awards	(60,809)	(74,071)
Payment of debt issuance costs	(9)	(855)
Net cash provided by (used in) financing activities	1,364,964	(1,763,265)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	1,162,671	(1,836,354)

Operating Activities
Net cash provided by (used in) operating activities was $(4.1) million and $16.4 million for the three months ended September 30, 2021 and 2022, respectively. The change in net cash provided by (used in) operating activities from the three months ended September 30, 2021 to the three months ended September 30, 2022 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit, accompanied by net changes in operating assets and liabilities during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Investing Activities
Net cash used in investing activities was $198.2 million and $89.5 million for the three months ended September 30, 2021 and 2022, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to a $59.6 million decrease in amounts paid for acquisitions, net of cash acquired, $33.2 million in additional proceeds from the sales and maturities of available-for-sale securities and $16.9 million in fewer purchases of available-for-sale securities during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Financing Activities
Net cash provided by (used in) financing activities was $1,365.0 million and $(1,763.3) million for the three months ended September 30, 2021 and 2022, respectively. The change in net cash provided by (used in) financing activities was primarily the result of a decrease in the change in client fund obligations of $3,114.1 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Contractual Obligations and Commitments
At September 30, 2022, our principal commitments consisted of $88.2 million in operating lease obligations, of which $10.7 million is due in the next twelve months. We also had $39.6 million in purchase obligations, of which $22.0 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $3.2 million and $3.4 million for the three months ended September 30, 2021 and 2022, respectively, exclusive of capitalized internal-use software costs of $9.2 million and $10.0 million for the same periods, respectively.
New Accounting Pronouncements
Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures including risks relating to changes in the general economic conditions in the United States. Refer to “Part I. Item 1A. Risk Factors” on our Annual Report on Form 10-K filed with the SEC on August 5, 2022 for risks related to our business as well as risks related to the COVID-19 pandemic.
We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $65.5 million and funds held for clients of $2,299.4 million. We did not hold corporate investments on our balance sheet as of September 30, 2022. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. government agency securities and other which were classified as available-for-sale securities as of September 30, 2022. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $3.4 million as of September 30, 2022. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $3.4 million as of September 30, 2022. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of September 30, 2022, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, we implemented a new client billing module within our financial system to strengthen our ability to scale our business. In connection with the implementation, we modified certain existing internal controls within our revenue process which were previously determined to be effective. We will continue to monitor and ensure effectiveness of any changes in internal controls.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on August 5, 2022.
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

10.1
Separation Agreement dated as of June 30, 2022 by and between Paylocity Corporation and Mark Kinsey.(filed as Exhibit 10.1 of Paylocity Holding Corporation's Current Report on Form 8-K on July 1, 2022 (File No. 001-36348)).

10.2
First Amendment to Credit Agreement and Security Agreement, dated as of August 19, 2022, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners. (filed as Exhibit 10.1 of Paylocity Holding Corporation's Current Report on Form 8-K on August 22, 2022 (File No. 001-36348)).

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

PAYLOCITY HOLDING CORPORATION

Date:	November 4, 2022	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 4, 2022	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 4, 2022	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)