Form 10-Q
period 2022-12-31
Paylocity Holding Corp
filed 2023-02-03
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,769,718 shares of Common Stock, $0.001 par value per share, as of January 27, 2023.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended December 31, 2022

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2022	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$139,756	$120,053
Accounts receivable, net	15,754	24,540
Deferred contract costs	59,501	68,557
Prepaid expenses and other	28,896	30,175
Total current assets before funds held for clients	243,907	243,325
Funds held for clients	3,987,776	3,065,697
Total current assets	4,231,683	3,309,022
Capitalized internal-use software, net	61,985	71,083
Property and equipment, net	62,839	59,506
Operating lease right-of-use assets	49,210	46,604
Intangible assets, net	45,475	39,934
Goodwill	101,949	102,054
Long-term deferred contract costs	229,067	262,313
Long‑term prepaid expenses and other	7,746	6,727
Deferred income tax assets	19,060	40,530
Total assets	$4,809,014	$3,937,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,374	$7,611
Accrued expenses	124,384	115,795
Total current liabilities before client fund obligations	132,758	123,406
Client fund obligations	3,987,776	3,065,697
Total current liabilities	4,120,534	3,189,103
Long-term operating lease liabilities	69,119	65,353
Other long-term liabilities	3,681	3,333
Deferred income tax liabilities	2,217	2,217
Total liabilities	$4,195,551	$3,260,006
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2022	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2022 and December 31, 2022; 55,190 shares issued and outstanding at June 30, 2022 and 55,768 shares issued and outstanding at December 31, 2022	55	56
Additional paid-in capital	289,843	310,050
Retained earnings	325,868	371,820
Accumulated other comprehensive loss	(2,303)	(4,159)
Total stockholders' equity	$613,463	$677,767
Total liabilities and stockholders’ equity	$4,809,014	$3,937,773
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Revenues:
Recurring and other revenue	$195,041	$256,434	$375,865	$501,840
Interest income on funds held for clients	996	16,574	1,869	24,448
Total revenues	196,037	273,008	377,734	526,288
Cost of revenues	70,821	90,076	134,070	174,619
Gross profit	125,216	182,932	243,664	351,669
Operating expenses:
Sales and marketing	52,219	75,694	102,104	146,757
Research and development	25,278	41,029	48,354	81,122
General and administrative	39,581	48,001	74,816	98,493
Total operating expenses	117,078	164,724	225,274	326,372
Operating income	8,138	18,208	18,390	25,297
Other expense	(372)	(5)	(489)	(168)
Income before income taxes	7,766	18,203	17,901	25,129
Income tax expense (benefit)	(2,087)	2,603	(22,884)	(20,823)
Net income	$9,853	$15,600	$40,785	$45,952
Other comprehensive income (loss), net of tax	(335)	516	(410)	(1,856)
Comprehensive income	$9,518	$16,116	$40,375	$44,096

Net income per share:
Basic	$0.18	$0.28	$0.74	$0.83
Diluted	$0.17	$0.28	$0.72	$0.81

Weighted-average shares used in computing net income per share:
Basic	55,067	55,721	54,938	55,587
Diluted	56,468	56,474	56,486	56,559
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2021	55,019	$55	$201,504	$266,023	$(9)	$467,573
Stock-based compensation	—	—	28,122	—	—	28,122
Stock options exercised	44	—	383	—	—	383
Issuance of common stock upon vesting of restricted stock units	12	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	7,216	—	—	7,216
Net settlement for taxes and/or exercise price related to equity awards	(23)	—	(6,119)	—	—	(6,119)
Unrealized losses on securities, net of tax	—	—	—	—	(335)	(335)
Net income	—	—	—	9,853	—	9,853
Balances at December 31, 2021	55,105	$55	$231,106	$275,876	$(344)	$506,693

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2022	55,664	56	259,245	356,220	(4,675)	$610,846
Stock-based compensation	—	—	47,653	—	—	47,653
Stock options exercised	7	—	109	—	—	109
Issuance of common stock upon vesting of restricted stock units	60	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	8,450	—	—	8,450
Net settlement for taxes and/or exercise price related to equity awards	(24)	—	(5,407)	—	—	(5,407)
Unrealized gains on securities, net of tax	—	—	—	—	516	516
Net income	—	—	—	15,600	—	15,600
Balances at December 31, 2022	55,768	$56	$310,050	$371,820	$(4,159)	$677,767

	Six Months Ended December 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	49,228	—	—	49,228
Stock options exercised	195	—	1,812	—	—	1,812
Issuance of common stock upon vesting of restricted stock units	536	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	7,216	—	—	7,216
Net settlement for taxes and/or exercise price related to equity awards	(273)	—	(68,868)	—	—	(68,868)
Unrealized losses on securities, net of tax	—	—	—	—	(410)	(410)
Net income	—	—	—	40,785	—	40,785
Balances at December 31, 2021	55,105	$55	$231,106	$275,876	$(344)	$506,693

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	91,124	—	—	91,124
Stock options exercised	242	—	2,941	—	—	2,941
Issuance of common stock upon vesting of restricted stock units	609	1	(1)	—	—	—
Issuance of common stock upon employee stock purchase plan	61	—	8,450	—	—	8,450
Net settlement for taxes and/or exercise price related to equity awards	(334)	—	(82,307)	—	—	(82,307)
Unrealized losses on securities, net of tax	—	—	—	—	(1,856)	(1,856)
Net income	—	—	—	45,952	—	45,952
Balances at December 31, 2022	55,768	$56	$310,050	$371,820	$(4,159)	$677,767
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2021	2022
Cash flows from operating activities:
Net income	$40,785	$45,952
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	45,802	83,364
Depreciation and amortization expense	23,383	29,094
Deferred income tax benefit	(22,952)	(20,856)
Provision for credit losses	103	602
Net accretion of discounts and amortization of premiums on available-for-sale securities	221	(2,039)
Amortization of debt issuance costs	90	157
Other	247	1,253
Changes in operating assets and liabilities:
Accounts receivable	(916)	(9,377)
Deferred contract costs	(26,786)	(40,638)
Prepaid expenses and other	(10,008)	616
Accounts payable	1,403	(392)
Accrued expenses and other	(24,514)	(8,979)
Net cash provided by operating activities	26,858	78,757
Cash flows from investing activities:
Purchases of available-for-sale securities	(190,000)	(296,060)
Proceeds from sales and maturities of available-for-sale securities	60,391	190,253
Capitalized internal-use software costs	(17,966)	(19,740)
Purchases of property and equipment	(10,528)	(6,663)
Acquisitions of businesses, net of cash acquired	(60,234)	—
Other investing activities	—	29
Net cash used in investing activities	(218,337)	(132,181)
Cash flows from financing activities:
Net change in client fund obligations	160,325	(922,079)
Proceeds from employee stock purchase plan	7,216	8,450
Taxes paid related to net share settlement of equity awards	(67,109)	(79,369)
Payment of debt issuance costs	(41)	(864)
Net cash provided by (used in) financing activities	100,391	(993,862)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(91,088)	(1,047,286)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,945,881	3,793,453
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,854,793	$2,746,167
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$125	$—
Liabilities assumed for acquisitions	$1,874	$117
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$126	$157
Refunds received for income taxes	$(115)	$(158)
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$84,104	$120,053
Funds held for clients' cash and cash equivalents	1,770,689	2,626,114
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,854,793	$2,746,167
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K.
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
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Recurring fees	$188,159	$247,522	$362,856	$484,341
Implementation services and other	6,882	8,912	13,009	17,499
Total revenues from contracts	$195,041	$256,434	$375,865	$501,840
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Balance at beginning of the period	$8,717	$14,195	$8,734	$12,233
Deferral of revenue	5,407	12,002	9,760	20,234
Revenue recognized	(4,783)	(6,460)	(9,153)	(12,730)
Balance at end of the period	$9,341	$19,737	$9,341	$19,737
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $12,680 in fiscal 2023, $6,102 in fiscal 2024 and $955 in fiscal 2025 and thereafter.

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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$149,222	$14,929	$(8,587)	$155,564
Costs to fulfill a contract	76,785	13,100	(3,770)	86,115
Total	$226,007	$28,029	$(12,357)	$241,679

	Three Months Ended December 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$191,088	$20,310	$(10,845)	$200,553
Costs to fulfill a contract	117,524	18,803	(6,010)	130,317
Total	$308,612	$39,113	$(16,855)	$330,870

	Six Months Ended December 31, 2021
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$145,718	$26,666	$(16,820)	$155,564
Costs to fulfill a contract	69,175	24,040	(7,100)	86,115
Total	$214,893	$50,706	$(23,920)	$241,679

	Six Months Ended December 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$39,222	$(21,212)	$200,553
Costs to fulfill a contract	106,025	35,665	(11,373)	130,317
Total	$288,568	$74,887	$(32,585)	$330,870
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $53,940 as of December 31, 2022, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
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
The Company did not record any material purchase accounting adjustments for Cloudsnap during the six months ended December 31, 2022. The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company applied the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of the acquisition with the excess consideration paid recorded as goodwill.
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
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2022	$841
Charged to expense	602
Write-offs	(130)
Balance at December 31, 2022	$1,313
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2022	December 31, 2022
Capitalized internal-use software	$193,156	$216,774
Accumulated amortization	(131,171)	(145,691)
Capitalized internal-use software, net	$61,985	$71,083

Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $6,087 and $7,478 for the three months ended December 31, 2021 and 2022, respectively, and $12,215 and $14,520 for the six months ended December 31, 2021 and 2022, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2022	December 31, 2022
Office equipment	$4,365	$4,367
Computer equipment	55,495	54,065
Furniture and fixtures	12,791	12,790
Software	8,785	9,808
Leasehold improvements	47,521	47,723
Time clocks rented by clients	6,711	7,463
Total	135,668	136,216
Accumulated depreciation	(72,829)	(76,710)
Property and equipment, net	$62,839	$59,506
Depreciation expense amounted to $3,974 and $4,579 for the three months ended December 31, 2021 and 2022, respectively, and $7,816 and $9,033 for the six months ended December 31, 2021 and 2022, respectively.
The following table summarizes changes in goodwill during the six months ended December 31, 2022:

December 31, 2022
Balance at June 30, 2022	$101,949
Measurement period adjustments	105
Balance at December 31, 2022	$102,054
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30, 2022	December 31, 2022	Weighted average useful life (years)
Proprietary technology	$43,129	$43,129	6.0
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	68,569
Accumulated amortization	(23,094)	(28,635)
Intangible assets, net	$45,475	$39,934
Amortization expense for acquired intangible assets was $2,000 and $2,770 for the three months ended December 31, 2021 and 2022, respectively, and $3,352 and $5,541 for the six months ended December 31, 2021 and 2022, respectively, and is included in Cost of revenues and General and administrative.

Future amortization expense for acquired intangible assets as of December 31, 2022 is as follows:

Remainder of fiscal 2023	$5,407
Fiscal 2024	9,943
Fiscal 2025	8,888
Fiscal 2026	7,269
Fiscal 2027	4,893
Thereafter	3,534
Total	$39,934
The components of accrued expenses were as follows:

	June 30, 2022	December 31, 2022
Accrued payroll and personnel costs	$84,897	$62,092
Operating lease liabilities	8,399	8,507
Deferred revenue	13,548	23,538
Other	17,540	21,658
Total accrued expenses	$124,384	$115,795
(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,756	$—	$—	$139,756
Funds held for clients' cash and cash equivalents	3,653,699	—	(2)	3,653,697
Available-for-sale securities:
Commercial paper	58,166	—	(126)	58,040
Corporate bonds	59,568	—	(1,715)	57,853
Asset-backed securities	9,843	2	(141)	9,704
Certificates of deposit	31,879	—	(43)	31,836
U.S. treasury securities	167,566	12	(591)	166,987
U.S government agency securities	8,000	—	(451)	7,549
Other	2,181	—	(71)	2,110
Total available-for-sale securities	337,203	14	(3,138)	334,079
Total investments	$4,130,658	$14	$(3,140)	$4,127,532

	December 31, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$120,053	$—	$—	$120,053
Funds held for clients' cash and cash equivalents	2,626,112	3	(1)	2,626,114
Available-for-sale securities:
Commercial paper	97,440	48	(65)	97,423
Corporate bonds	78,757	25	(2,005)	76,777
Asset-backed securities	27,984	17	(333)	27,668
Certificates of deposit	40,449	27	(14)	40,462
U.S. treasury securities	187,671	59	(2,480)	185,250
U.S government agency securities	8,000	—	(601)	7,399
Other	4,730	—	(126)	4,604
Total available-for-sale securities	445,031	176	(5,624)	439,583
Total investments	$3,191,196	$179	$(5,625)	$3,185,750
All available-for-sale securities were included in Funds held for clients at June 30, 2022 and December 31, 2022
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper and certificates of deposit at June 30, 2022 and December 31, 2022.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2022	December 31, 2022
Cash and cash equivalents	$139,756	$120,053
Funds held for clients	3,987,776	3,065,697
Total investments	$4,127,532	$3,185,750
Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2022 and December 31, 2022 had fair market value as follows:

	June 30, 2022
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(126)	$53,756	$—	$—	$(126)	$53,756
Corporate bonds	(1,715)	57,853	—	—	(1,715)	57,853
Asset-backed securities	(141)	7,354	—	—	(141)	7,354
Certificates of deposit	(43)	27,086	—	—	(43)	27,086
U.S. treasury securities	(591)	129,943	—	—	(591)	129,943
U.S. government agency securities	(451)	7,549	—	—	(451)	7,549
Other	(71)	2,110	—	—	(71)	2,110
Total available-for-sale securities	$(3,138)	$285,651	$—	$—	$(3,138)	$285,651

	December 31, 2022
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(65)	$29,451	$—	$—	$(65)	$29,451
Corporate bonds	(758)	29,428	(1,247)	35,274	(2,005)	64,702
Asset-backed securities	(193)	15,405	(140)	3,379	(333)	18,784
Certificates of deposit	(14)	3,886	—	—	(14)	3,886
U.S. treasury securities	(2,382)	146,060	(98)	3,920	(2,480)	149,980
U.S. government agency securities	(36)	965	(565)	6,434	(601)	7,399
Other	(49)	2,871	(77)	1,732	(126)	4,603
Total available-for-sale securities	$(3,497)	$228,066	$(2,127)	$50,739	$(5,624)	$278,805
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or six months ended December 31, 2021 or 2022. All securities in the Company’s portfolio held an A-1 rating or better as of December 31, 2022.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2021 or 2022. There were no realized gains or losses on the sale of available-for-sale securities for the three or six months ended December 31, 2021 or 2022.
Expected maturities of available-for-sale securities at December 31, 2022 were as follows:

	Amortized cost	Fair value
One year or less	$259,823	$258,853
One year to two years	90,033	87,491
Two years to three years	93,175	91,459
Three years to five years	2,000	1,780
Total available-for-sale securities	$445,031	$439,583
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
The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2022 and December 31, 2022 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2022 or December 31, 2022.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,756	$139,756	$—	$—
Funds held for clients' cash and cash equivalents	3,653,697	3,640,427	13,270	—
Available-for-sale securities:
Commercial paper	58,040	—	58,040	—
Corporate bonds	57,853	—	57,853	—
Asset-backed securities	9,704	—	9,704	—
Certificates of deposit	31,836	—	31,836	—
U.S. treasury securities	166,987	—	166,987	—
U.S government agency securities	7,549	—	7,549	—
Other	2,110	—	2,110	—
Total available-for-sale securities	334,079	—	334,079	—
Total investments	$4,127,532	$3,780,183	$347,349	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$120,053	$120,053	$—	$—
Funds held for clients' cash and cash equivalents	2,626,114	2,607,468	18,646	—
Available-for-sale securities:
Commercial paper	97,423	—	97,423	—
Corporate bonds	76,777	—	76,777	—
Asset-backed securities	27,668	—	27,668	—
Certificates of deposit	40,462	—	40,462	—
U.S. treasury securities	185,250	—	185,250	—
U.S government agency securities	7,399	—	7,399	—
Other	4,604	—	4,604	—
Total available-for-sale securities	439,583	—	439,583	—
Total investments	$3,185,750	$2,727,521	$458,229	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

(8) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). The Company had no borrowings at June 30, 2022 or December 31, 2022.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of December 31, 2022, the Company was in compliance with all of the aforementioned covenants.
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
As of December 31, 2022, the Company had 13,784 shares allocated to the plans, of which 1,841 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six months ended December 31, 2022:

Number of Shares
Available for grant at July 1, 2022	12,393
RSUs granted	(730)
MSUs granted	(81)
Shares withheld in settlement of taxes and/or exercise price	334
Forfeitures	95
Shares removed	(68)
Available for grant at December 31, 2022	11,943
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
Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Cost of revenues	$3,317	$5,232	$5,924	$9,273
Sales and marketing	5,716	10,795	10,875	20,354
Research and development	5,406	11,292	9,108	20,094
General and administrative	11,804	16,232	19,895	33,643
Total stock-based compensation expense	$26,243	$43,551	$45,802	$83,364
In addition, the Company capitalized $1,879 and $3,154 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2021 and 2022, respectively, and $3,426 and $6,096 during the six months ended December 31, 2021 and 2022, respectively.
There were no stock options granted during the six months ended December 31, 2022. The table below presents stock option activity during the six months ended December 31, 2022:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2022	548	$18.34	1.6	$85,515
Options exercised	(242)	$12.18
Option balance at December 31, 2022	306	$23.21	1.6	$52,348
Options vested and exercisable at December 31, 2022	306	$23.21	1.6	$52,348
The total intrinsic value of options exercised was $11,759 and $1,484 during the three months ended December 31, 2021 and 2022, respectively, and $47,627 and $49,627 during the six months ended December 31, 2021 and 2022, respectively.
The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date and have time-based vesting conditions.

The following table represents restricted stock unit activity during the six months ended December 31, 2022:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2022	1,327	$168.44
RSUs granted	730	$261.90
RSUs vested	(609)	$148.90
RSUs forfeited	(92)	$138.11
RSU balance at December 31, 2022	1,356	$228.70
At December 31, 2022, there was $173,117 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
The following table represents market share unit activity during the six months ended December 31, 2022:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2022	101	$263.83
MSUs granted	81	$388.25
MSUs forfeited	(3)	$355.60
MSU balance at December 31, 2022	179	$318.97
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

Six Months Ended December 31,
	2021	2022
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	47.4 - 47.5%	51.0 - 52.7%
Expected term (years)	2.92 - 3.04	2.75 - 3.04
Risk‑free interest rate	0.43 - 0.47%	3.11 - 4.01%
At December 31, 2022, there was $32,898 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.4 years.
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
The Company’s effective tax rate was (26.9)% and 14.3% for the three months ended December 31, 2021 and 2022, respectively. The Company’s effective tax rate for the three months ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation. The Company's effective tax rate for the three months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to a decrease to the valuation allowance, partially offset by non-deductible stock-based compensation under Internal Revenue Code Section 162(m).

The Company's effective tax rate was (127.8)% and (82.9)% for the six months ended December 31, 2021 and 2022, respectively. The Company's effective tax rate for the six months ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation and state and local income taxes, partially offset by an increase to the valuation allowance. The Company's effective tax rate for the six months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease in the valuation allowance.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Numerator:
Net income	$9,853	$15,600	$40,785	$45,952

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,067	55,721	54,938	55,587
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	1,401	753	1,548	972
Diluted	56,468	56,474	56,486	56,559

Net income per share:
Basic	$0.18	$0.28	$0.74	$0.83
Diluted	$0.17	$0.28	$0.72	$0.81

The following table summarizes the outstanding restricted stock units and market share units as of December 31, 2021 and 2022 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Market share units	31	57	31	60
Restricted stock units	45	616	46	601
Total	76	673	77	661

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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $196.0 million for the three months ended December 31, 2021 to $273.0 million for the three months ended December 31, 2022, representing a 39% year-over-year increase. Total revenues increased from $377.7 million for the six months ended December 31, 2021 to $526.3 million for the six months ended December 31, 2022, representing a 39% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and also increases in client workforce levels and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to new clients and increases in client workforce levels as compared to the prior fiscal year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.
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
The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Adjusted Gross Profit	$134,666	$197,573	$262,781	$380,270
Adjusted EBITDA	46,615	77,352	92,739	143,975

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$125,216	$182,932	$243,664	$351,669
Amortization of capitalized internal-use software costs	6,087	7,478	12,215	14,520
Amortization of certain acquired intangibles	—	1,853	—	3,707
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	3,327	5,310	6,854	10,355
Other items (1)	36	—	48	19
Adjusted Gross Profit	$134,666	$197,573	$262,781	$380,270

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$9,853	$15,600	$40,785	$45,952
Interest expense	110	190	218	377
Income tax expense (benefit)	(2,087)	2,603	(22,884)	(20,823)
Depreciation and amortization expense	12,061	14,827	23,383	29,094
EBITDA	19,937	33,220	41,502	54,600
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	26,470	43,981	50,226	88,959
Other items (2)	208	151	1,011	416
Adjusted EBITDA	$46,615	$77,352	$92,739	$143,975
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not a good indicator of our financial results in any given period. Recurring and other revenue accounted for 99% and 94% of our total revenues for the three months ended December 31, 2021 and 2022, respectively, and 99% and 95% for the six months ended December 31, 2021 and 2022, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $6.1 million and $7.5 million of capitalized internal-use software costs during the three months ended December 31, 2021 and 2022, respectively, and $12.2 million and $14.5 million of capitalized internal-use software costs during the six months ended December 31, 2021 and 2022, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2021 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Capitalized portion of research and development	$10,475	$11,868	$20,304	$23,618
Expensed portion of research and development	25,278	41,029	48,354	81,122
Total research and development	$35,753	$52,897	$68,658	$104,740
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$195,041	$256,434	$375,865	$501,840
Interest income on funds held for clients	996	16,574	1,869	24,448
Total revenues	196,037	273,008	377,734	526,288
Cost of revenues	70,821	90,076	134,070	174,619
Gross profit	125,216	182,932	243,664	351,669
Operating expenses:
Sales and marketing	52,219	75,694	102,104	146,757
Research and development	25,278	41,029	48,354	81,122
General and administrative	39,581	48,001	74,816	98,493
Total operating expenses	117,078	164,724	225,274	326,372
Operating income	8,138	18,208	18,390	25,297
Other expense	(372)	(5)	(489)	(168)
Income before income taxes	7,766	18,203	17,901	25,129
Income tax expense (benefit)	(2,087)	2,603	(22,884)	(20,823)
Net income	$9,853	$15,600	$40,785	$45,952

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2022	2021	2022
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	99%	94%	99%	95%
Interest income on funds held for clients	1%	6%	1%	5%
Total revenues	100%	100%	100%	100%
Cost of revenues	36%	33%	35%	33%
Gross profit	64%	67%	65%	67%
Operating expenses:
Sales and marketing	27%	28%	27%	28%
Research and development	13%	15%	12%	15%
General and administrative	20%	17%	20%	19%
Total operating expenses	60%	60%	59%	62%
Operating income	4%	7%	6%	5%
Other expense	0%	0%	0%	0%
Income before income taxes	4%	7%	6%	5%
Income tax expense (benefit)	(1)%	1%	(6)%	(4)%
Net income	5%	6%	12%	9%
Comparison of Three Months Ended December 31, 2021 and 2022
Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2021	2022	$	%
Recurring and other revenue	$195,041	$256,434	$61,393	31%
Percentage of total revenues	99%	94%
Interest income on funds held for clients	$996	$16,574	$15,578	1,564%
Percentage of total revenues	1%	6%
Recurring and Other Revenue
Recurring and other revenue for the three months ended December 31, 2022 increased by $61.4 million, or 31%, to $256.4 million from $195.0 million for three months ended December 31, 2021. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and also increases in client workforce levels as compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended December 31, 2022 increased by $15.6 million, or 1,564%, to $16.6 million from $1.0 million for the three months ended December 31, 2021. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base and also increases in client workforce levels as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2021	2022	$	%
Cost of revenues	$70,821	$90,076	$19,255	27%
Percentage of total revenues	36%	33%
Gross margin	64%	67%
Cost of Revenues
Cost of revenues for the three months ended December 31, 2022 increased by $19.3 million, or 27%, to $90.1 million from $70.8 million for the three months ended December 31, 2021. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $9.6 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.7 million in additional delivery and other processing costs, $1.9 million in additional stock-based compensation expense and $1.9 million in amortization of certain acquired intangible assets.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended December 31,		Change
	2021	2022	$	%
Sales and marketing	$52,219	$75,694	$23,475	45%
Percentage of total revenues	27%	28%
Sales and marketing expenses for the three months ended December 31, 2022 increased by $23.5 million, or 45%, to $75.7 million from $52.2 million for the three months ended December 31, 2021. The increase in sales and marketing expense was primarily due to $14.5 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $5.1 million of additional stock-based compensation costs associated with our equity incentive plan and $2.3 million in additional marketing lead generation costs.
Research and Development

	Three Months Ended December 31,		Change
	2021	2022	$	%
Research and development	$25,278	$41,029	$15,751	62%
Percentage of total revenues	13%	15%
Research and development expenses for the three months ended December 31, 2022 increased by $15.8 million, or 62%, to $41.0 million from $25.3 million for the three months ended December 31, 2021. The increase in research and development expenses was primarily due to $10.5 million of additional employee-related costs related to additional development personnel and $5.9 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by $1.0 million in higher period-over-period capitalized internal-use software costs.

General and Administrative

	Three Months Ended December 31,		Change
	2021	2022	$	%
General and administrative	$39,581	$48,001	$8,420	21%
Percentage of total revenues	20%	17%
General and administrative expenses for the three months ended December 31, 2022 increased by $8.4 million, or 21%, to $48.0 million from $39.6 million for the three months ended December 31, 2021. The increase in general and administrative expense was primarily due to $4.4 million of additional stock-based compensation costs associated with our equity incentive plan and $3.3 million in additional employee-related costs.
Other Expense

	Three Months Ended December 31,		Change
	2021	2022	$	%
Other expense	$(372)	$(5)	$367	*
Percentage of total revenues	0%	0%
_____________________________________________
*Not Meaningful
Other expense did not materially change for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.

Income Taxes
Our effective tax rate was (26.9)% and 14.3% for the three months ended December 31, 2021 and 2022, respectively. Our effective tax rate for the three months ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation. Our effective tax rate for the three months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to a decrease to the valuation allowance, partially offset by non-deductible stock-based compensation under Internal Revenue Code Section 162(m).
Comparison of Six Months Ended December 31, 2021 and 2022
Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2021	2022	$	%
Recurring and other revenue	$375,865	$501,840	$125,975	34%
Percentage of total revenues	99%	95%
Interest income on funds held for clients	$1,869	$24,448	$22,579	1,208%
Percentage of total revenues	1%	5%
Recurring and Other Revenue
Recurring and other revenue for the six months ended December 31, 2022 increased by $126.0 million, or 34%, to $501.8 million from $375.9 million for six months ended December 31, 2021. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and also increases in client workforce levels as compared to the prior fiscal year.

Interest Income on Funds Held for Clients
Interest income on funds held for clients for the six months ended December 31, 2022 increased by $22.6 million, or 1,208%, to $24.4 million from $1.9 million for the six months ended December 31, 2021. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base and also increases in client workforce levels as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2021	2022	$	%
Cost of revenues	$134,070	$174,619	$40,549	30%
Percentage of total revenues	35%	33%
Gross margin	65%	67%
Cost of Revenues
Cost of revenues for the six months ended December 31, 2022 increased by $40.5 million, or 30%, to $174.6 million from $134.1 million for the six months ended December 31, 2021. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $21.1 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $10.3 million in additional delivery and other processing costs, $3.7 million in amortization of certain acquired intangible assets and $3.3 million in additional stock-based compensation costs associated with our equity incentive plan.
Operating Expenses
($ in thousands)
Sales and Marketing

	Six Months Ended December 31,		Change
	2021	2022	$	%
Sales and marketing	$102,104	$146,757	$44,653	44%
Percentage of total revenues	27%	28%
Sales and marketing expenses for the six months ended December 31, 2022 increased by $44.7 million, or 44%, to $146.8 million from $102.1 million for the six months ended December 31, 2021. The increase in sales and marketing expense was primarily due to $27.8 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $9.5 million of additional stock-based compensation costs associated with our equity incentive plan and $4.8 million in additional marketing lead generation costs.
Research and Development

	Six Months Ended December 31,		Change
	2021	2022	$	%
Research and development	$48,354	$81,122	$32,768	68%
Percentage of total revenues	12%	15%
Research and development expenses for the six months ended December 31, 2022 increased by $32.8 million, or 68%, to $81.1 million from $48.4 million for the six months ended December 31, 2021. The increase in research and development expenses was primarily due to $21.8 million of additional employee-related costs related to additional development personnel and $11.0 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by $1.4 million in higher period-over-period capitalized internal-use software costs.

General and Administrative

	Six Months Ended December 31,		Change
	2021	2022	$	%
General and administrative	$74,816	$98,493	$23,677	32%
Percentage of total revenues	20%	19%
General and administrative expenses for the six months ended December 31, 2022 increased by $23.7 million, or 32%, to $98.5 million from $74.8 million for the six months ended December 31, 2021. The increase in general and administrative expense was primarily due to $13.7 million of additional stock-based compensation costs associated with our equity incentive plan and $8.4 million in additional employee-related costs.
Other Expense

	Six Months Ended December 31,		Change
	2021	2022	$	%
Other expense	$(489)	$(168)	$321	*
Percentage of total revenues	0%	0%
_____________________________________________
*Not Meaningful
Other expense did not materially change for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021.
Income Taxes
Our effective tax rate was (127.8)% and (82.9)% for the six months ended December 31, 2021 and 2022, respectively. Our effective tax rate for the six months ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, partially offset by an increase in the valuation allowance. Our effective tax rate for the six months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease in the valuation allowance.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2022, our principal source of liquidity was $120.1 million of cash and cash equivalents. In August 2022, we amended the credit agreement entered in July 2019 to increase the borrowing capacity under our revolving credit facility to $550.0 million, which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of December 31, 2022. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the amended credit agreement.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of December 31, 2022, we did not have any corporate investments.
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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2021	2022
Net cash provided by operating activities	$26,858	$78,757
Cash flows from investing activities:
Purchases of available-for-sale securities	(190,000)	(296,060)
Proceeds from sales and maturities of available-for-sale securities	60,391	190,253
Capitalized internal-use software costs	(17,966)	(19,740)
Purchases of property and equipment	(10,528)	(6,663)
Acquisitions of businesses, net of cash acquired	(60,234)	—
Other investing activities	—	29
Net cash used in investing activities	(218,337)	(132,181)
Cash flows from financing activities:
Net change in client fund obligations	160,325	(922,079)
Proceeds from employee stock purchase plan	7,216	8,450
Taxes paid related to net share settlement of equity awards	(67,109)	(79,369)
Payment of debt issuance costs	(41)	(864)
Net cash provided by (used in) financing activities	100,391	(993,862)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(91,088)	$(1,047,286)
Operating Activities
Net cash provided by operating activities was $26.9 million and $78.8 million for the six months ended December 31, 2021 and 2022, respectively. The change in net cash provided by operating activities from the six months ended December 31, 2021 to the six months ended December 31, 2022 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax benefit, accompanied by net changes in operating assets and liabilities during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021.
Investing Activities
Net cash used in investing activities was $218.3 million and $132.2 million for the six months ended December 31, 2021 and 2022, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $129.9 million in additional proceeds from the sales and maturities of available-for-sale securities and a $60.2 million decrease in amounts paid for acquisitions, net of cash acquired, partially offset by $106.1 million in additional purchases of available-for-sale securities during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021.
Financing Activities
Net cash provided by (used in) financing activities was $100.4 million and $(993.9) million for the six months ended December 31, 2021 and 2022, respectively. The change in net cash provided by (used in) financing activities was primarily the result of a decrease in the change in client fund obligations of $1,082.4 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the six months ended December 31, 2022 as compared to the six months ended December 31, 2021.

Contractual Obligations and Commitments
At December 31, 2022, our principal commitments consisted of $86.0 million in operating lease obligations, of which $10.9 million is due in the next twelve months. We also had $59.3 million in purchase obligations, of which $30.2 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $10.5 million and $6.7 million for the six months ended December 31, 2021 and 2022, respectively, exclusive of capitalized internal-use software costs of $18.0 million and $19.7 million for the same periods, respectively.
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
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $120.1 million and funds held for clients of $3,065.7 million. We did not hold corporate investments on our balance sheet as of December 31, 2022. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. government agency securities and other which were classified as available-for-sale securities as of December 31, 2022. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $4.1 million as of December 31, 2022. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $4.1 million as of December 31, 2022. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of December 31, 2022, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits
The information required by this Item is set forth in the Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 3, 2021 (Registration No. 001-36348)).

3.2	Second Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 3, 2021 (File No. 001-36348)).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Co-Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Co-Chief Executive Officer.

32.3**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	February 3, 2023	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 3, 2023	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 3, 2023	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)