Form 10-Q
period 2023-03-31
Paylocity Holding Corp
filed 2023-05-05
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,814,510 shares of Common Stock, $0.001 par value per share, as of April 28, 2023.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$139,756	$233,692
Accounts receivable, net	15,754	27,449
Deferred contract costs	59,501	73,574
Prepaid expenses and other	28,896	28,880
Total current assets before funds held for clients	243,907	363,595
Funds held for clients	3,987,776	3,202,415
Total current assets	4,231,683	3,566,010
Capitalized internal-use software, net	61,985	78,374
Property and equipment, net	62,839	60,067
Operating lease right-of-use assets	49,210	45,006
Intangible assets, net	45,475	37,164
Goodwill	101,949	102,054
Long-term deferred contract costs	229,067	280,310
Long‑term prepaid expenses and other	7,746	6,842
Deferred income tax assets	19,060	17,690
Total assets	$4,809,014	$4,193,517

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,374	$7,968
Accrued expenses	124,384	144,281
Total current liabilities before client fund obligations	132,758	152,249
Client fund obligations	3,987,776	3,202,415
Total current liabilities	4,120,534	3,354,664
Long-term operating lease liabilities	69,119	64,060
Other long-term liabilities	3,681	3,830
Deferred income tax liabilities	2,217	2,217
Total liabilities	$4,195,551	$3,424,771
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2022 and March 31, 2023	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2022 and March 31, 2023; 55,190 shares issued and outstanding at June 30, 2022 and 55,810 shares issued and outstanding at March 31, 2023	55	56
Additional paid-in capital	289,843	341,494
Retained earnings	325,868	429,436
Accumulated other comprehensive loss	(2,303)	(2,240)
Total stockholders' equity	$613,463	$768,746
Total liabilities and stockholders’ equity	$4,809,014	$4,193,517

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Revenues:
Recurring and other revenue	$244,962	$314,170	$620,827	$816,010
Interest income on funds held for clients	1,008	25,687	2,877	50,135
Total revenues	245,970	339,857	623,704	866,145
Cost of revenues	75,538	95,714	209,608	270,333
Gross profit	170,432	244,143	414,096	595,812
Operating expenses:
Sales and marketing	52,752	74,064	154,856	220,821
Research and development	25,670	42,323	74,024	123,445
General and administrative	44,632	47,379	119,448	145,872
Total operating expenses	123,054	163,766	348,328	490,138
Operating income	47,378	80,377	65,768	105,674
Other income (expense)	(311)	1,139	(800)	971
Income before income taxes	47,067	81,516	64,968	106,645
Income tax expense (benefit)	12,221	23,900	(10,663)	3,077
Net income	$34,846	$57,616	$75,631	$103,568
Other comprehensive income (loss), net of tax	(1,218)	1,919	(1,628)	63
Comprehensive income	$33,628	$59,535	$74,003	$103,631

Net income per share:
Basic	$0.63	$1.03	$1.38	$1.86
Diluted	$0.62	$1.02	$1.34	$1.83

Weighted-average shares used in computing net income per share:
Basic	55,114	55,788	54,996	55,653
Diluted	56,367	56,555	56,437	56,560
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	55,105	$55	$231,106	$275,876	$(344)	$506,693
Stock-based compensation	—	—	26,498	—	—	26,498
Stock options exercised	9	—	160	—	—	160
Issuance of common stock upon vesting of restricted stock units	13	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(7)	—	(1,560)	—	—	(1,560)
Unrealized losses on securities, net of tax	—	—	—	—	(1,218)	(1,218)
Net income	—	—	—	34,846	—	34,846
Balances at March 31, 2022	55,120	$55	$256,204	$310,722	$(1,562)	$565,419

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	55,768	56	310,050	371,820	(4,159)	$677,767
Stock-based compensation	—	—	36,249	—	—	36,249
Stock options exercised	11	—	188	—	—	188
Issuance of common stock upon vesting of restricted stock units	55	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(24)	—	(4,993)	—	—	(4,993)
Unrealized gains on securities, net of tax	—	—	—	—	1,919	1,919
Net income	—	—	—	57,616	—	57,616
Balances at March 31, 2023	55,810	$56	$341,494	$429,436	$(2,240)	$768,746

	Nine Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	75,726	—	—	75,726
Stock options exercised	204	—	1,972	—	—	1,972
Issuance of common stock upon vesting of restricted stock units	549	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	53	—	7,216	—	—	7,216
Net settlement for taxes and/or exercise price related to equity awards	(280)	—	(70,428)	—	—	(70,428)
Unrealized losses on securities, net of tax	—	—	—	—	(1,628)	(1,628)
Net income	—	—	—	75,631	—	75,631
Balances at March 31, 2022	55,120	$55	$256,204	$310,722	$(1,562)	$565,419

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	127,373	—	—	127,373
Stock options exercised	253	—	3,129	—	—	3,129
Issuance of common stock upon vesting of restricted stock units	664	1	(1)	—	—	—
Issuance of common stock upon employee stock purchase plan	61	—	8,450	—	—	8,450
Net settlement for taxes and/or exercise price related to equity awards	(358)	—	(87,300)	—	—	(87,300)
Unrealized gains on securities, net of tax	—	—	—	—	63	63
Net income	—	—	—	103,568	—	103,568
Balances at March 31, 2023	55,810	$56	$341,494	$429,436	$(2,240)	$768,746
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2022	2023
Cash flows from operating activities:
Net income	$75,631	$103,568
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	70,197	116,002
Depreciation and amortization expense	36,419	44,481
Deferred income tax expense (benefit)	(10,882)	1,308
Provision for credit losses	238	864
Net amortization of premiums (accretion of discounts) on available-for-sale securities	342	(3,602)
Amortization of debt issuance costs	136	221
Other	286	1,346
Changes in operating assets and liabilities:
Accounts receivable	(9,654)	(12,548)
Deferred contract costs	(49,205)	(62,929)
Prepaid expenses and other	(9,418)	2,031
Accounts payable	141	10
Accrued expenses and other	1,163	15,355
Net cash provided by operating activities	105,394	206,107
Cash flows from investing activities:
Purchases of available-for-sale securities	(215,538)	(557,403)
Proceeds from sales and maturities of available-for-sale securities	85,875	298,113
Capitalized internal-use software costs	(26,285)	(30,726)
Purchases of property and equipment	(15,355)	(8,769)
Acquisitions of businesses, net of cash acquired	(107,576)	—
Other investing activities	(2,500)	33
Net cash used in investing activities	(281,379)	(298,752)
Cash flows from financing activities:
Net change in client fund obligations	2,564,829	(785,361)
Borrowings under credit facility	50,000	—
Repayment of credit facility	(50,000)	—
Proceeds from employee stock purchase plan	7,216	8,450
Taxes paid related to net share settlement of equity awards	(68,509)	(84,174)
Payment of debt issuance costs	(64)	(873)
Net cash provided by (used in) financing activities	2,503,472	(861,958)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	2,327,487	(954,603)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	1,945,881	3,793,453
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$4,273,368	$2,838,850
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$1,251	$3,115
Liabilities assumed for acquisitions	$4,470	$117
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$257	$282
Cash paid (refunds received) for income taxes	$(115)	$573
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$96,465	$233,692
Funds held for clients' cash and cash equivalents	4,176,903	2,605,158
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$4,273,368	$2,838,850
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2022 included in the Company’s Annual Report on Form 10-K.
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

(d) Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.
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
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Recurring fees	$236,657	$302,595	$599,513	$786,936
Implementation services and other	8,305	11,575	21,314	29,074
Total revenues from contracts	$244,962	$314,170	$620,827	$816,010
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Balance at beginning of the period	$9,341	$19,737	$8,734	$12,233
Deferral of revenue	9,105	10,211	18,865	30,445
Revenue recognized	(6,044)	(8,589)	(15,197)	(21,319)
Balance at end of the period	$12,402	$21,359	$12,402	$21,359
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $8,554 in fiscal 2023, $10,783 in fiscal 2024 and $2,022 in fiscal 2025 and thereafter.

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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$155,564	$22,256	$(9,182)	$168,638
Costs to fulfill a contract	86,115	13,825	(4,263)	95,677
Total	$241,679	$36,081	$(13,445)	$264,315

	Three Months Ended March 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$200,553	$22,105	$(11,477)	$211,181
Costs to fulfill a contract	130,317	19,085	(6,699)	142,703
Total	$330,870	$41,190	$(18,176)	$353,884

	Nine Months Ended March 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$145,718	$48,922	$(26,002)	$168,638
Costs to fulfill a contract	69,175	37,865	(11,363)	95,677
Total	$214,893	$86,787	$(37,365)	$264,315

	Nine Months Ended March 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$61,327	$(32,689)	$211,181
Costs to fulfill a contract	106,025	54,750	(18,072)	142,703
Total	$288,568	$116,077	$(50,761)	$353,884
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $62,268 as of March 31, 2023, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
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
The Company did not record any material purchase accounting adjustments for Cloudsnap during the nine months ended March 31, 2023. The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company applied the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of the acquisition with the excess consideration paid recorded as goodwill.
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
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2022	$841
Charged to expense	864
Write-offs	(183)
Balance at March 31, 2023	$1,522
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2022	March 31, 2023
Capitalized internal-use software	$193,156	$232,049
Accumulated amortization	(131,171)	(153,675)
Capitalized internal-use software, net	$61,985	$78,374

Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $6,308 and $7,984 for the three months ended March 31, 2022 and 2023, respectively, and $18,523 and $22,504 for the nine months ended March 31, 2022 and 2023, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2022	March 31, 2023
Office equipment	$4,365	$4,372
Computer equipment	55,495	55,073
Furniture and fixtures	12,791	12,873
Software	8,785	9,947
Leasehold improvements	47,521	47,738
Time clocks rented by clients	6,711	7,951
Total	135,668	137,954
Accumulated depreciation	(72,829)	(77,887)
Property and equipment, net	$62,839	$60,067
Depreciation expense amounted to $4,098 and $4,633 for the three months ended March 31, 2022 and 2023, respectively, and $11,914 and $13,666 for the nine months ended March 31, 2022 and 2023, respectively.
The following table summarizes changes in goodwill during the nine months ended March 31, 2023:

March 31, 2023
Balance at June 30, 2022	$101,949
Measurement period adjustments	105
Balance at March 31, 2023	$102,054
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30, 2022	March 31, 2023	Weighted average useful life (years)
Proprietary technology	$43,129	$43,129	6.0
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	68,569
Accumulated amortization	(23,094)	(31,405)
Intangible assets, net	$45,475	$37,164
Amortization expense for acquired intangible assets was $2,630 and $2,770 for the three months ended March 31, 2022 and 2023, respectively, and $5,982 and $8,311 for the nine months ended March 31, 2022 and 2023, respectively, and is included in Cost of revenues and General and administrative.

Future amortization expense for acquired intangible assets as of March 31, 2023 is as follows:

Remainder of fiscal 2023	$2,637
Fiscal 2024	9,943
Fiscal 2025	8,888
Fiscal 2026	7,269
Fiscal 2027	4,893
Thereafter	3,534
Total	$37,164
The components of accrued expenses were as follows:

	June 30, 2022	March 31, 2023
Accrued payroll and personnel costs	$84,897	$86,699
Operating lease liabilities	8,399	7,663
Deferred revenue	13,548	23,475
Other	17,540	26,444
Total accrued expenses	$124,384	$144,281
(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,756	$—	$—	$139,756
Funds held for clients' cash and cash equivalents	3,653,699	—	(2)	3,653,697
Available-for-sale securities:
Commercial paper	58,166	—	(126)	58,040
Corporate bonds	59,568	—	(1,715)	57,853
Asset-backed securities	9,843	2	(141)	9,704
Certificates of deposit	31,879	—	(43)	31,836
U.S. treasury securities	167,566	12	(591)	166,987
U.S government agency securities	8,000	—	(451)	7,549
Other	2,181	—	(71)	2,110
Total available-for-sale securities	337,203	14	(3,138)	334,079
Total investments	$4,130,658	$14	$(3,140)	$4,127,532

	March 31, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$233,692	$—	$—	$233,692
Funds held for clients' cash and cash equivalents	2,605,158	—	—	2,605,158
Available-for-sale securities:
Commercial paper	151,851	53	(73)	151,831
Corporate bonds	118,722	575	(1,499)	117,798
Asset-backed securities	29,171	—	(270)	28,901
Certificates of deposit	84,047	17	(37)	84,027
U.S. treasury securities	200,957	635	(1,653)	199,939
U.S government agency securities	8,000	—	(496)	7,504
Other	7,328	29	(100)	7,257
Total available-for-sale securities	600,076	1,309	(4,128)	597,257
Total investments	$3,438,926	$1,309	$(4,128)	$3,436,107
All available-for-sale securities were included in Funds held for clients at June 30, 2022 and March 31, 2023.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper, certificates of deposit and U.S. treasury securities at June 30, 2022 and March 31, 2023.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2022	March 31, 2023
Cash and cash equivalents	$139,756	$233,692
Funds held for clients	3,987,776	3,202,415
Total investments	$4,127,532	$3,436,107
Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2022 and March 31, 2023 had fair market value as follows:

	June 30, 2022
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(126)	$53,756	$—	$—	$(126)	$53,756
Corporate bonds	(1,715)	57,853	—	—	(1,715)	57,853
Asset-backed securities	(141)	7,354	—	—	(141)	7,354
Certificates of deposit	(43)	27,086	—	—	(43)	27,086
U.S. treasury securities	(591)	129,943	—	—	(591)	129,943
U.S. government agency securities	(451)	7,549	—	—	(451)	7,549
Other	(71)	2,110	—	—	(71)	2,110
Total available-for-sale securities	$(3,138)	$285,651	$—	$—	$(3,138)	$285,651

	March 31, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(73)	$93,799	$—	$—	$(73)	$93,799
Corporate bonds	(313)	23,406	(1,186)	34,341	(1,499)	57,747
Asset-backed securities	(161)	26,279	(109)	2,464	(270)	28,743
Certificates of deposit	(37)	57,363	—	—	(37)	57,363
U.S. treasury securities	(1,597)	112,216	(56)	3,957	(1,653)	116,173
U.S. government agency securities	(28)	973	(468)	6,531	(496)	7,504
Other	(41)	2,879	(59)	1,556	(100)	4,435
Total available-for-sale securities	$(2,250)	$316,915	$(1,878)	$48,849	$(4,128)	$365,764
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or nine months ended March 31, 2022 or 2023. All securities in the Company’s portfolio held an A-1 rating or better as of March 31, 2023.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2022 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the three or nine months ended March 31, 2022 or 2023.
Expected maturities of available-for-sale securities at March 31, 2023 were as follows:

	Amortized cost	Fair value
One year or less	$340,316	$339,603
One year to two years	139,047	137,505
Two years to three years	118,717	118,336
Three years to five years	1,996	1,813
Total available-for-sale securities	$600,076	$597,257
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
The Company measures certain cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2022 and March 31, 2023 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2022 or March 31, 2023.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,756	$139,756	$—	$—
Funds held for clients' cash and cash equivalents	3,653,697	3,640,427	13,270	—
Available-for-sale securities:
Commercial paper	58,040	—	58,040	—
Corporate bonds	57,853	—	57,853	—
Asset-backed securities	9,704	—	9,704	—
Certificates of deposit	31,836	—	31,836	—
U.S. treasury securities	166,987	—	166,987	—
U.S government agency securities	7,549	—	7,549	—
Other	2,110	—	2,110	—
Total available-for-sale securities	334,079	—	334,079	—
Total investments	$4,127,532	$3,780,183	$347,349	$—

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$233,692	$233,692	$—	$—
Funds held for clients' cash and cash equivalents	2,605,158	2,601,578	3,580	—
Available-for-sale securities:
Commercial paper	151,831	—	151,831	—
Corporate bonds	117,798	—	117,798	—
Asset-backed securities	28,901	—	28,901	—
Certificates of deposit	84,027	—	84,027	—
U.S. treasury securities	199,939	—	199,939	—
U.S government agency securities	7,504	—	7,504	—
Other	7,257	—	7,257	—
Total available-for-sale securities	597,257	—	597,257	—
Total investments	$3,436,107	$2,835,270	$600,837	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

(8) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). The Company had no borrowings at June 30, 2022 or March 31, 2023.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of March 31, 2023, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
The Company maintained a 2008 Equity Incentive Plan (the “2008 Plan”) and continues to maintain a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of restricted stock units and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors.
As of March 31, 2023, the Company had 13,742 shares allocated to the plans, of which 1,767 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine months ended March 31, 2023:

Number of Shares
Available for grant at July 1, 2022	12,393
RSUs granted	(766)
MSUs granted	(82)
Shares withheld in settlement of taxes and/or exercise price	358
Forfeitures	140
Shares removed	(68)
Available for grant at March 31, 2023	11,975
Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan, and there were no awards outstanding under the 2008 Plan as of March 31, 2023.
Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Cost of revenues	$2,936	$4,187	$8,860	$13,460
Sales and marketing	5,119	8,789	15,994	29,143
Research and development	4,855	8,665	13,963	28,759
General and administrative	11,485	10,997	31,380	44,640
Total stock-based compensation expense	$24,395	$32,638	$70,197	$116,002
In addition, the Company capitalized $1,886 and $2,888 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2022 and 2023, respectively, and $5,312 and $8,984 during the nine months ended March 31, 2022 and 2023, respectively.
There were no stock options granted during the nine months ended March 31, 2023. The table below presents stock option activity during the nine months ended March 31, 2023:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2022	548	$18.34	1.6	$85,515
Options exercised	(253)	$12.39
Option balance at March 31, 2023	295	$23.45	1.4	$51,664
Options vested and exercisable at March 31, 2023	295	$23.45	1.4	$51,664
The total intrinsic value of options exercised was $1,819 and $2,011 during the three months ended March 31, 2022 and 2023, respectively, and $49,446 and $51,638 during the nine months ended March 31, 2022 and 2023, respectively.
The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date and have time-based vesting conditions.

The following table represents restricted stock unit activity during the nine months ended March 31, 2023:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2022	1,327	$168.44
RSUs granted	766	$257.88
RSUs vested	(664)	$157.22
RSUs forfeited	(130)	$162.78
RSU balance at March 31, 2023	1,299	$226.13
At March 31, 2023, there was $142,316 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
The following table represents market share unit activity during the nine months ended March 31, 2023:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2022	101	$263.83
MSUs granted	82	$387.67
MSUs forfeited	(10)	$313.81
MSU balance at March 31, 2023	173	$317.94
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

Nine Months Ended March 31,
	2022	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	47.4 - 47.5%	51.0 - 52.7%
Expected term (years)	2.92 - 3.04	2.75 - 3.04
Risk‑free interest rate	0.43 - 0.47%	3.11 - 4.01%
At March 31, 2023, there was $28,481 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.2 years.
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
On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law and contains a number of tax related provisions. The Company evaluated the provisions of the IRA and concluded that it does not have a material impact on the Company's consolidated financial statements.
The Company’s effective tax rate was 26.0% and 29.3% for the three months ended March 31, 2022 and 2023, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 was higher than the federal statutory rate of 21% primarily due to an increase in non-deductible stock-based compensation under Internal Revenue Code Section 162(m), partially offset by research and development tax credits. The Company's effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes.

The Company's effective tax rate was (16.4)% and 2.9% for the nine months ended March 31, 2022 and 2023, respectively. The Company's effective tax rate for the nine months ended March 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits, and state and local income taxes. The Company's effective tax rate for the nine months ended March 31, 2023 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits and a decrease in the valuation allowance.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Numerator:
Net income	$34,846	$57,616	$75,631	$103,568

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,114	55,788	54,996	55,653
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	1,253	767	1,441	907
Diluted	56,367	56,555	56,437	56,560

Net income per share:
Basic	$0.63	$1.03	$1.38	$1.86
Diluted	$0.62	$1.02	$1.34	$1.83

The following table summarizes the outstanding restricted stock units and market share units as of March 31, 2022 and 2023 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Market share units	19	26	19	28
Restricted stock units	62	19	59	560
Total	81	45	78	588

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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $246.0 million for the three months ended March 31, 2022 to $339.9 million for the three months ended March 31, 2023, representing a 38% year-over-year increase. Total revenues increased from $623.7 million for the nine months ended March 31, 2022 to $866.1 million for the nine months ended March 31, 2023, representing a

39% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and also increases in client workforce levels and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to new clients and increases in client workforce levels as compared to the prior fiscal year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.
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
The table below sets forth our Adjusted Gross Profit and Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Adjusted Gross Profit	$179,764	$258,322	$442,545	$638,592
Adjusted EBITDA	85,717	130,653	178,456	274,628

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$170,432	$244,143	$414,096	$595,812
Amortization of capitalized internal-use software costs	6,308	7,984	18,523	22,504
Amortization of certain acquired intangibles	—	1,854	—	5,561
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	2,978	4,341	9,832	14,696
Other items (1)	46	—	94	19
Adjusted Gross Profit	$179,764	$258,322	$442,545	$638,592

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$34,846	$57,616	$75,631	$103,568
Interest expense	168	187	386	564
Income tax expense (benefit)	12,221	23,900	(10,663)	3,077
Depreciation and amortization expense	13,036	15,387	36,419	44,481
EBITDA	60,271	97,090	101,773	151,690
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	24,640	33,533	74,866	122,492
Other items (2)	806	30	1,817	446
Adjusted EBITDA	$85,717	$130,653	$178,456	$274,628
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not a good indicator of our financial results in any given period. Recurring and other revenue accounted for 100% and 92% of our total revenues for the three months ended March 31, 2022 and 2023, respectively, and 100% and 94% for the nine months ended March 31, 2022 and 2023, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $6.3 million and $8.0 million of capitalized internal-use software costs during the three months ended March 31, 2022 and 2023, respectively, and $18.5 million and $22.5 million of capitalized internal-use software costs during the nine months ended March 31, 2022 and 2023, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2022 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Capitalized portion of research and development	$10,914	$15,275	$31,218	$38,893
Expensed portion of research and development	25,670	42,323	74,024	123,445
Total research and development	$36,584	$57,598	$105,242	$162,338
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$244,962	$314,170	$620,827	$816,010
Interest income on funds held for clients	1,008	25,687	2,877	50,135
Total revenues	245,970	339,857	623,704	866,145
Cost of revenues	75,538	95,714	209,608	270,333
Gross profit	170,432	244,143	414,096	595,812
Operating expenses:
Sales and marketing	52,752	74,064	154,856	220,821
Research and development	25,670	42,323	74,024	123,445
General and administrative	44,632	47,379	119,448	145,872
Total operating expenses	123,054	163,766	348,328	490,138
Operating income	47,378	80,377	65,768	105,674
Other income (expense)	(311)	1,139	(800)	971
Income before income taxes	47,067	81,516	64,968	106,645
Income tax expense (benefit)	12,221	23,900	(10,663)	3,077
Net income	$34,846	$57,616	$75,631	$103,568

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2023	2022	2023
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	100%	92%	100%	94%
Interest income on funds held for clients	0%	8%	0%	6%
Total revenues	100%	100%	100%	100%
Cost of revenues	31%	28%	34%	31%
Gross profit	69%	72%	66%	69%
Operating expenses:
Sales and marketing	21%	22%	25%	26%
Research and development	11%	12%	12%	14%
General and administrative	18%	14%	19%	17%
Total operating expenses	50%	48%	56%	57%
Operating income	19%	24%	10%	12%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	19%	24%	10%	12%
Income tax expense (benefit)	5%	7%	(2)%	0%
Net income	14%	17%	12%	12%
Comparison of Three Months Ended March 31, 2022 and 2023
Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2022	2023	$	%
Recurring and other revenue	$244,962	$314,170	$69,208	28%
Percentage of total revenues	100%	92%
Interest income on funds held for clients	$1,008	$25,687	$24,679	2,448%
Percentage of total revenues	0%	8%
Recurring and Other Revenue
Recurring and other revenue for the three months ended March 31, 2023 increased by $69.2 million, or 28%, to $314.2 million from $245.0 million for three months ended March 31, 2022. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and also increases in client workforce levels as compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended March 31, 2023 increased by $24.7 million, or 2,448%, to $25.7 million from $1.0 million for the three months ended March 31, 2022. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base and also increases in client workforce levels as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2022	2023	$	%
Cost of revenues	$75,538	$95,714	$20,176	27%
Percentage of total revenues	31%	28%
Gross margin	69%	72%
Cost of Revenues
Cost of revenues for the three months ended March 31, 2023 increased by $20.2 million, or 27%, to $95.7 million from $75.5 million for the three months ended March 31, 2022. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $11.3 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $4.1 million in additional delivery and other processing costs. Gross margin increased from 69% for the three months ended March 31, 2022 to 72% for the three months ended March 31, 2023, which was primarily driven by total revenue growth and improved operating leverage.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2023	$	%
Sales and marketing	$52,752	$74,064	$21,312	40%
Percentage of total revenues	21%	22%
Sales and marketing expenses for the three months ended March 31, 2023 increased by $21.3 million, or 40%, to $74.1 million from $52.8 million for the three months ended March 31, 2022. The increase in sales and marketing expense was primarily due to $14.2 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $3.7 million of additional stock-based compensation costs associated with our equity incentive plan.
Research and Development

	Three Months Ended March 31,		Change
	2022	2023	$	%
Research and development	$25,670	$42,323	$16,653	65%
Percentage of total revenues	11%	12%
Research and development expenses for the three months ended March 31, 2023 increased by $16.7 million, or 65%, to $42.3 million from $25.7 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily due to $13.4 million of additional employee-related costs related to additional development personnel and $3.8 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by $3.2 million in higher period-over-period capitalized internal-use software costs.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2023	$	%
General and administrative	$44,632	$47,379	$2,747	6%
Percentage of total revenues	18%	14%
General and administrative expenses for the three months ended March 31, 2023 increased by $2.7 million, or 6%, to $47.4 million from $44.6 million for the three months ended March 31, 2022. The increase in general and administrative expense was primarily due to $3.2 million in additional employee-related costs.
Other Income (Expense)
Other income (expense) for the three months ended March 31, 2023 increased $1.4 million as compared to the three months ended March 31, 2022. The change in other income (expense) was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates.

Income Taxes
Our effective tax rate was 26.0% and 29.3% for the three months ended March 31, 2022 and 2023, respectively. Our effective tax rate for the three months ended March 31, 2022 was higher than the federal statutory rate of 21% primarily due to an increase in non-deductible stock-based compensation under Internal Revenue Code Section 162(m), partially offset by research and development tax credits. Our effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes.
Comparison of Nine Months Ended March 31, 2022 and 2023
Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2022	2023	$	%
Recurring and other revenue	$620,827	$816,010	$195,183	31%
Percentage of total revenues	100%	94%
Interest income on funds held for clients	$2,877	$50,135	$47,258	1,643%
Percentage of total revenues	0%	6%
Recurring and Other Revenue
Recurring and other revenue for the nine months ended March 31, 2023 increased by $195.2 million, or 31%, to $816.0 million from $620.8 million for nine months ended March 31, 2022. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and also increases in client workforce levels as compared to the prior fiscal year.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the nine months ended March 31, 2023 increased by $47.3 million, or 1,643%, to $50.1 million from $2.9 million for the nine months ended March 31, 2022. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base and also increases in client workforce levels as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2022	2023	$	%
Cost of revenues	$209,608	$270,333	$60,725	29%
Percentage of total revenues	34%	31%
Gross margin	66%	69%
Cost of Revenues
Cost of revenues for the nine months ended March 31, 2023 increased by $60.7 million, or 29%, to $270.3 million from $209.6 million for the nine months ended March 31, 2022. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $32.4 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $14.3 million in additional delivery and other processing costs, and $4.6 million in additional stock-based compensation costs associated with our equity incentive plan. Gross margin increased from 66% for the nine months ended March 31, 2022 to 69% for the nine months ended March 31, 2023, which was primarily driven by total revenue growth and improved operating leverage.
Operating Expenses
($ in thousands)
Sales and Marketing

	Nine Months Ended March 31,		Change
	2022	2023	$	%
Sales and marketing	$154,856	$220,821	$65,965	43%
Percentage of total revenues	25%	26%
Sales and marketing expenses for the nine months ended March 31, 2023 increased by $66.0 million, or 43%, to $220.8 million from $154.9 million for the nine months ended March 31, 2022. The increase in sales and marketing expense was primarily due to $42.0 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $13.1 million of additional stock-based compensation costs associated with our equity incentive plan and $6.6 million in additional marketing lead generation costs.
Research and Development

	Nine Months Ended March 31,		Change
	2022	2023	$	%
Research and development	$74,024	$123,445	$49,421	67%
Percentage of total revenues	12%	14%
Research and development expenses for the nine months ended March 31, 2023 increased by $49.4 million, or 67%, to $123.4 million from $74.0 million for the nine months ended March 31, 2022. The increase in research and development expenses was primarily due to $35.3 million of additional employee-related costs related to additional development personnel and $14.8 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by $4.6 million in higher period-over-period capitalized internal-use software costs.

General and Administrative

	Nine Months Ended March 31,		Change
	2022	2023	$	%
General and administrative	$119,448	$145,872	$26,424	22%
Percentage of total revenues	19%	17%
General and administrative expenses for the nine months ended March 31, 2023 increased by $26.4 million, or 22%, to $145.9 million from $119.4 million for the nine months ended March 31, 2022. The increase in general and administrative expense was primarily due to $13.3 million of additional stock-based compensation costs associated with our equity incentive plan and $11.7 million in additional employee-related costs.
Other Income (Expense)
Other income (expense) for the nine months ended March 31, 2023 increased $1.8 million as compared to the nine months ended March 31, 2022. The change in other income (expense) was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates.
Income Taxes
Our effective tax rate was (16.4)% and 2.9% for the nine months ended March 31, 2022 and 2023, respectively. Our effective tax rate for the nine months ended March 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits, and state and local income taxes. Our effective tax rate for the nine months ended March 31, 2023 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits and a decrease in the valuation allowance.
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

Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2023, our principal source of liquidity was $233.7 million of cash and cash equivalents. In August 2022, we amended the credit agreement entered in July 2019 to increase the borrowing capacity under our revolving credit facility to $550.0 million, which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of March 31, 2023. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the amended credit agreement.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of March 31, 2023, we did not have any corporate investments classified as available-for-sale securities.
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

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2022	2023
Net cash provided by operating activities	$105,394	$206,107
Cash flows from investing activities:
Purchases of available-for-sale securities	(215,538)	(557,403)
Proceeds from sales and maturities of available-for-sale securities	85,875	298,113
Capitalized internal-use software costs	(26,285)	(30,726)
Purchases of property and equipment	(15,355)	(8,769)
Acquisitions of businesses, net of cash acquired	(107,576)	—
Other investing activities	(2,500)	33
Net cash used in investing activities	(281,379)	(298,752)
Cash flows from financing activities:
Net change in client fund obligations	2,564,829	(785,361)
Borrowings under credit facility	50,000	—
Repayment of credit facility	(50,000)	—
Proceeds from employee stock purchase plan	7,216	8,450
Taxes paid related to net share settlement of equity awards	(68,509)	(84,174)
Payment of debt issuance costs	(64)	(873)
Net cash provided by (used in) financing activities	2,503,472	(861,958)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,327,487	$(954,603)
Operating Activities
Net cash provided by operating activities was $105.4 million and $206.1 million for the nine months ended March 31, 2022 and 2023, respectively. The change in net cash provided by operating activities from the nine months ended March 31, 2022 to the nine months ended March 31, 2023 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), accompanied by net changes in operating assets and liabilities during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022.
Investing Activities
Net cash used in investing activities was $281.4 million and $298.8 million for the nine months ended March 31, 2022 and 2023, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $341.9 million in additional purchases of available-for-sale securities, partially offset by $212.2 million in additional proceeds from the sales and maturities of available-for-sale securities and a $107.6 million decrease in amounts paid for acquisitions, net of cash acquired, during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022.
Financing Activities
Net cash provided by (used in) financing activities was $2,503.5 million and $(862.0) million for the nine months ended March 31, 2022 and 2023, respectively. The change in net cash provided by (used in) financing activities was primarily the result of a decrease in the change in client fund obligations of $3,350.2 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022.

Contractual Obligations and Commitments
At March 31, 2023, our principal commitments consisted of $84.1 million in operating lease obligations, of which $10.3 million is due in the next twelve months. We also had $64.4 million in purchase obligations, of which $34.0 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $15.4 million and $8.8 million for the nine months ended March 31, 2022 and 2023, respectively, exclusive of capitalized internal-use software costs of $26.3 million and $30.7 million for the same periods, respectively.
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
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $233.7 million and funds held for clients of $3,202.4 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $5.9 million as of March 31, 2023. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $5.9 million as of March 31, 2023. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of March 31, 2023, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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

PAYLOCITY HOLDING CORPORATION

Date:	May 5, 2023	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 5, 2023	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 5, 2023	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)