Form 10-K
period 2023-06-30
Paylocity Holding Corp
filed 2023-08-04
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2022, the last day of registrant’s most recently completed second fiscal quarter, was $8.2 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).
As of July 28, 2023, there were 55,921,143 shares of the registrant’s common stock issued and outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2024 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION
Form 10-K
For the Year Ended June 30, 2023
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
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under Part 1, Item 1A: ”Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Item 1. Business.
Overview

We are a leading cloud-based provider of human capital management, or HCM, and payroll software solutions that deliver a comprehensive platform for the modern workforce. Our HCM and payroll platform offers an intuitive, easy-to-use product suite that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR and payroll processes. Excluding clients acquired through acquisitions, as of June 30, 2023, we provided our software-as-a-service, or SaaS, solutions to approximately 36,200 clients across the U.S., which on average had over 140 employees.
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

Our HCM and payroll software solutions provide the following key benefits to our clients:

Insights | Recommendations | AI
Recruiting & Onboarding
Benefits
Time & Labor
Payroll
Human Resources
Learning
Performance & Compensation
Global
Employee Experience
Single Platform
Flexible Data
Integration Marketpace
Open APIs

•Single Platform with Flexible Data - The foundation of our platform is a single employee system of record that supports the complete employee lifecycle: Recruiting & Onboarding, Benefits, Time & Labor, Payroll, HR, Learning, and Performance & Compensation. Our platform centralizes payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.
•Employee Experience –We embed employee-focused features throughout the platform that help employees feel connected to their work whether they are hybrid, remote, on-the-go, or do not have corporate email addresses. Our platform provides tools to communicate, connect to organizations and peers, and focus on career development and growth, which drives engagement and adoption of self-service processes – and drives HR automation and digital transformation.
•Insights, Recommendations & AI – Our clients have access to their data for reporting and compliance needs, but we also provide actionable insights powered by AI based on best practices across our client base. Clients can use interactive dashboards to interpret data, get prescriptive recommendations tailored to improving efficiency and building a healthier workforce and use AI-assisted tools to automate day-to-day tasks.
•Leading Customer Service - We supplement our comprehensive software solutions with an integrated implementation and client service organization, all of which are designed to meet the needs of our clients and prospects.
•Seamless Integration with Extensive Ecosystem of Partners. Our software solutions offer our clients automated data integration with hundreds of third-party partner systems in our Integration Marketplace, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches.
We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2021, 2022 and 2023. Our total revenues increased from $635.6 million in fiscal 2021 to $852.7 million in fiscal 2022, representing a 34% year-over-year increase, and to $1,174.6 million in fiscal 2023, representing a 38% year-over-year increase. Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.
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
•Grow Our Client Base. We believe that our current client base represents only a small portion of the organizations that could benefit from our solutions. Our clients typically have between 10 to 5,000 employees. While we provide our HCM and payroll software solutions to approximately 36,200 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2023, there are over 1.3 million businesses with 10 to 5,000 employees in the U.S., employing approximately 73 million people, according to the U.S. Census Bureau in 2020. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $500 per employee annually. We believe our realized target addressable market is approximately $18.6 billion as clients, on average, purchase 50% or more of our suite of solutions. As we continue to expand our product offerings, we believe that we have an opportunity to increase the amount clients spend on HCM solutions per employee and to expand our addressable market. As we expand our client base and number of employees, we will also grow our sales organization.
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
Payroll
Payroll and Tax Services – Our Payroll and Tax Services solution is designed to simplify payroll, automate processes and manage complex compliance requirements within one system. Our payroll solution leverages data from our Time & Labor and Human Resource solutions to accurately calculate wages, deductions and withholdings, without the need for manual reentry. Clients work with our experts to configure general ledger integrations, accruals and complex reports to enable data-driven decision making. Our integration capabilities also automatically transfer 401(k) information, retirement plans and benefit files to third-party providers. Through our

Tax Services solutions, we accurately prepare and file the necessary tax withholdings and filing documents for local, state and federal jurisdictions.
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
Human Resources
Human Resources – Human Resources solutions streamline processes using modern, mobile-enabled tools that help save time by automating administrative tasks and providing data-driven reporting. Clients can track headcount and status for positions, manage position and manager changes, manage compliance tracking and reporting and employee data and documents in one central location.
Employee Self-Service – Our Employee Self-Service module provides employees with access to their information 24/7, which allows them to view checks, request time off, clock in and out, update personal data and collaborate with teammates. Employees can also enroll in benefits, view coverage, access Learning Management System training or view course completion status on-the-go via our mobile app.
Workflows & Documents – Workflows & Documents serves as a central location to securely store personal employee files such as offer letters and performance reviews to help clients stay compliant and organized by replacing manual processes and paper files. HR professionals can search electronic documents and easily upload, store and download documents while managing access with our role-based permission settings.
HR Compliance Dashboard – With our HR Compliance Dashboard, clients save time and money by staying up to date with new laws and regulations related to topics such as employment verification, Equal Employment Opportunity and compensation.
HR Edge – HR Edge supports human resource leaders’ navigation through complex compliance requirements, social issues and HR policies. Clients can also access a comprehensive library of detailed articles, guides and other resources to make informed decisions on compliance topics such as healthcare reform, wages and hours regulations, employee leave, state laws, discrimination and more.
Time & Labor
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
Time Collection – Our wide variety of time collection devices include kiosks, state-of-the-art time clocks, and mobile and web applications to meet unique needs of different companies while enabling employees to clock in wherever business is conducted. Advanced features include specifying geographic parameters for mobile punch-in, requiring employees to punch in with a photo, answering attestation prompts and other health and safety checks.
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
Learning – Our Learning tools allow clients to easily assign courses tailored to training their employees on new skills, policies, products, and other topics with a variety of course delivery methods including on-demand and webinars, all of which are available via our mobile app. Our clients can create a variety of content for their employees including via a Sharable Content Object Reference Model (SCORM), embedded video and various document types. The client’s custom content is supplemented by a library of standard trainings provided by Paylocity to help in areas like anti-harassment, new hire, workplace safety, diversity in recruiting and many more. Clients can also empower their employees to create trainings so that internal subject matter experts can share their expertise with colleagues. LMS also offers numerous diversity, equity, inclusion and accessibility courses, modules, and instructional kits to help ensure employees are educated to support a diverse workforce.
Performance – Our Performance tools enable transparent, two-way communication, allowing teams to have ongoing performance conversations. With the ability to manage employee review cycles at the center of the performance management solution, employees can also manage goals and track their career development. Our tools help facilitate ongoing, goals-driven conversations using Journals, giving employees a record of their tasks, goals and accomplishments. Additionally, our clients can prepare succession planning assessments across their employee population by using our 9-box tool that provides context to employees’ performance and the ability to visualize the distribution of their workforce.
Compensation – Our Compensation tools help clients ensure alignment between organizational goals, budgets and participant eligibility in an efficient process that reduces manual effort and paper-based budgeting activities. Our customized dashboards provide visibility to individual performance and compensation history at custom permission levels and the full value of an employee’s compensation and benefits. Clients can create employee-facing Total Rewards Statements in bulk to demonstrate the full compensation an employee receives—including not just pay, but also benefits, time off, and more.
Benefits
Benefit Enrollment & Updates – Clients can plan and administer competitive benefits packages in one place while offering a smooth, mobile-friendly enrollment and management experience for employees with our tool. Benefit administrators can add enrollment rules, manage benefit offerings for different employee groups, customize user plan limits, and view plan documentation, among other features. Employees can manage their own elections in Employee Self Service or via the mobile app, access open enrollment, account balances and more. Clients can also use embedded experiences like notifications and training to help employees easily stay apprised of important dates and understand the benefit options available to them.
Third-Party Administrative (TPA) Solutions – Our TPA solutions are designed to modernize the administration of HSA, FSA, Health Reimbursement Arrangement (HRA), Transportation Management Account (TMA) and Premium Only Plan (POP) benefits by providing users with a single, unified access point for payroll, HR, and benefits administration. Our TPA solutions include mobile and web access, allowing users to view transaction details and account balances while having the ability to submit claims from our integrated employee portal. These solutions also ease the administration of COBRA coverage and retiree billing.
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
Video – Video provides clients the ability to record, upload and embed videos across our HCM platform to increase collaboration, morale, engagement and productivity. Clients can embed videos seamlessly into tasks that are critical to their business such as leadership announcements, job postings, onboarding, performance journals, surveys and more.
Surveys – Our Surveys tool help clients gather valuable employee feedback to encourage ongoing and transparent conversations while staying in touch with their workforce.
Recognition & Rewards – Recognition & Rewards promotes positive interactions by allowing employees to recognize and celebrate colleagues’ achievements. It also gives employees the ability to post accolades on their profiles and share with co-workers.
Insights & Recommendations
Modern Workforce Index – Leveraging data from more than 36,200 clients, our patent-pending Modern Workforce Index (MWI) puts sophisticated AI into an HR intelligence dashboard that gives clients insight into employee sentiment, performance metrics, and engagement. With MWI, clients can identify gaps and get smart, actionable recommendations on how to improve their organization’s health by increasing employee productivity and reducing turnover.
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
Client Service
Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with clients. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2021, 2022 and 2023. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing clients with knowledgeable resources who understand the client’s business, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provides industry content and Paylocity product and service information.
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
Clients
Excluding clients acquired through acquisitions, as of June 30, 2023, we provided our HCM and payroll software solutions to approximately 36,200 clients, across the U.S. The rate at which we add clients is variable period-to-period and is also seasonal as many clients switch solutions during the first calendar quarter of the year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2021, 2022 and 2023, no client accounted for more than 1% of our revenues.
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
Referral Network
As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2023, more than 25% of our new client revenue originated by referrals from participants in our referral network.
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
Competition
The market for HCM and payroll solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Ceridian HCM Holding Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.
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
Research and development costs, including research and development costs that were capitalized, were $108.5 million, $145.1 million and $219.6 million for the years ended June 30, 2021, 2022 and 2023, respectively.
Intellectual Property
Our success is dependent, in part, on our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on laws respecting intellectual property rights, including trade secret, copyright and trademark laws, as well as contractual protections to establish and protect our intellectual property rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality and frequent enhancements to our modules are the most essential means to establishing and maintaining our technology leadership position.
Governmental Regulation
As a provider of HCM and payroll solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, business partners and our employees. Data privacy is a significant issue for organizations globally, including those in the United States. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain so for the foreseeable future. Many national, state and local government bodies have adopted or are considering adopting laws and regulations related to the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state breach notification laws, and state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) and the Illinois Biometric Information Privacy Act (“BIPA”). Further, because some of our clients have international operations and employees, the European Union General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.
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
As of June 30, 2023, our workforce consisted of approximately 6,100 employees, substantially all of whom were employed on a full-time basis in the United States.
Culture & Engagement
At Paylocity, we strive to be an organization where every employee has a voice, feels welcomed and is empowered to do their best work. Our core values drive our culture – we believe in earning it every day, that growth fuels opportunity, thinking next generation, living the reputation, and being unbeatable together. Our core values serve as the foundation from which we create an engaging culture for our employees, how we train and develop our teams and how we identify the right talent for our organization. Our approach to drive a strong culture and employee engagement has been validated externally as Paylocity has been named Forbes 2023 Best Employers for Diversity, Forbes 2023 Best Employers for Women, Forbes 2022 America’s Best Mid-Size Employers and was also Great Place To Work certified on multiple occasions.
We support a number of employee resource groups (“ERGs”) including PCTY Equality, which focuses on fostering a positive work environment and providing support for employees and allies of the LGBTQIA+ community, our PCTY OneWorld group, which fosters an inclusive work environment and provides support for our employees of diverse ethnic backgrounds, PCTY Sheroes, which supports and celebrates women, PCTY Sustainability, whereby our employees support initiatives to operate our business and facilities to conserve energy, water and raw materials, and our PCTY Mental Health, which promotes a psychologically safe and healthy workplace where employees bring their whole selves to work and their mental well-being is supported. Each of these groups is organized to give employees the chance to build community and connections, voice their ideas and perspectives, personally develop and grow, and shape our culture to make a difference at work and in our local communities.
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

As of June 30, 2023, approximately 51% of our employees identified as female and approximately 43% of director roles and above were held by a female. For our U.S. employees, approximately 34% of our employees were made up of underrepresented minorities and approximately 27% of our director roles and above were held by underrepresented minorities as of June 30, 2023. The following table provides the ethnicity breakdown of our U.S. employees as of June 30, 2023.

Ethnicity	U.S. Employees
American Indian or Alaskan Native	0.4%
Asian & Indian	6.7%
Black Or African American	10.0%
Hispanic & Latinx	12.1%
Multiracial	4.4%
Native Hawaiian or Pacific Islander	0.3%
White	62.0%
Undisclosed*	4.1%
Overall	100.0%
* Individuals preferred to not disclose an ethnicity
To support our DEIA efforts, we offer a curriculum of learning and training content known as “BRIDGE” (Belonging, Respect, Inclusion, Diversity, Generosity, and Equity), that delivers training content related to topics such as unconscious bias, inclusive leadership and building diverse teams. The BRIDGE training program features self-paced courses, leadership roundtables, and knowledge briefs. Our curriculum is designed with the needs of both our employees and clients in mind, with content widely available via our Learning tools.
We also strive to cultivate the most inclusive workplace culture possible. Our employee self-identification functionality allows employees to self-identify in areas such as disability, race, ethnicity, gender, gender identity, veteran status, sexual orientation, and personal pronouns. This data provides an accurate view of our diverse workforce so we can better customize, fund, and initiate specialized programming, accommodations and strategies.
Learning & Development
We are committed to creating industry leading talent development and leadership programs that support the professional growth of our employees. In 2023, we were named a BEST Awards organization by the Association for Talent Development for the third consecutive year. We now offer professional development courses to all employees including topics like preparing for an interview, building a career path as well as leadership topics like delegation and leading a hybrid team. We also provide our operations team with an immersive scenario-based training program and our salesforce with an intensive learning experience on our go-to-market sales strategy and process. Through our internally developed Learning tool with Video, we enable employees to share knowledge through self-recorded sessions, which complements our library consisting of hundreds of internal courses. We continue to invest in our employees by providing development opportunities through our Leader of Others program, which is designed to help prepare new leaders to guide their team to high performance. This leadership program, combined with our strong culture, increasingly results in our employees stepping into larger roles within the organization.
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

Our compensation approach is centered around a philosophy that allows us to compete for and retain the right talent to grow our organization, while being consistent and equitable. Our total rewards program includes competitive pay, a restricted stock program that covers more than half of our employee base, an employee stock purchase program, the ability to receive a portion of earned wages before the end of the payroll cycle through our On-Demand Payment product, market competitive retirement benefits, paid time off and many other benefits. We partner with best-in-class organizations to ensure that we utilize the most current data to serve as a foundation of our compensation strategy.
We are also committed to supporting the health and well-being of our employees and offer a multitude of resources to assist in these efforts. In addition to traditional benefit offerings, we provide all employees with innovative perks and benefits, such as flexible work schedules, paid parental leave, adoption assistance, employer-paid short term disability, health advocacy services, paid time off to volunteer, tuition reimbursement, the ability to consolidate and refinance federal and private student loans, interest free employee loans and many others. We are also very proud to offer a benefits package that is certified by the World Professional Association for Transgender Health.
PCTY Gives
Giving back to our local communities takes many forms at Paylocity. Through PCTY Gives, we mobilize our technology, people and resources across the country through in-kind donations, our Elevate Your Passions (“EYP”) Grant Program, Volunteers in Action paid time-off, signature program funding, corporate sponsored volunteerism and many other initiatives. To support our employees and their communities, each quarter we donate to qualified 501 (c)(3) charities nominated by our employees through the EYP program. In addition to local charities, Paylocity partners with national organizations such as Big Brothers Big Sisters of America, American Red Cross, National Alliance on Mental Illness and Feeding America. To support the children of Paylocity employees, the Peter J. McGrail Scholarship program, named after our late CFO, provides higher education tuition assistance for selected participants.
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
Item 1A. Risk Factors.
Our business, growth prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
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
The market for our solutions is characterized by rapid technological advancements, including but not limited to artificial intelligence (“AI”) and machine learning, changes in client requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors, or development of entirely new technologies to replace existing offerings could limit the demand for our existing or future solutions and undermine our current market position. New technologies that involve AI or machine learning or that are created using AI or machine learning may emerge that are able to deliver HCM solutions at lower prices, more efficiently or more conveniently than our solutions, which could adversely impact our ability to compete. Additionally, if new technologies used in our products fail to operate as expected, our business may be negatively impacted.
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
We have experienced rapid revenue and client base growth and intend to pursue continued growth as part of our business strategy. However, the growth in our number of clients puts significant demands on our business, requires increased capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. We must also expand and develop our network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, which represent a significant source of referrals of potential clients for our products and implementation services. Failure to effectively manage our growth could adversely impact our business and results of operations. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy.
The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.
The market for HCM and payroll solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Ceridian HCM Holding Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.
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
In addition, current and potential competitors have established, and might in the future establish, partner or form other cooperative relationships with vendors of complementary products, technologies or services to enable them to offer new products and services, to compete more effectively or to increase the availability of their products in the marketplace. New competitors or relationships might emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. In light of these factors, current or potential clients might accept competitive offerings in lieu of purchasing our offerings. We expect competition to continue for these reasons, and such competition could negatively impact our sales, profitability or market share.
If we fail to manage our technical operations infrastructure, including operation of our data centers, our existing clients may experience service outages and our new clients may experience delays in the deployment of our modules.
We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our data centers and other operations infrastructure to meet the needs of our clients. We also seek to maintain excess capacity to support new client deployments and the expansion of existing client deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our modules. We have in the past and may in the future experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses and adversely affect our reputation.
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
We use multiple cloud hosting and third-party data center providers to host our solutions, including data centers in Franklin Park, Illinois and Kenosha, Wisconsin (for backup and disaster recovery). We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations (such as a hardware or other supply chain disruption), with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. In addition, our data center providers may be unable to keep up with our growing needs for capacity, may implement changes in service levels, may not renew these agreements on commercially reasonable terms, or may be acquired. We may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur costs and experience service interruption in doing so. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses and adversely affect our reputation.
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

Our business could be negatively impacted by disruptions in the operations of third-party service providers.

We depend on relationships with certain third-party service providers to operate our business. We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients, and any disruptions in their operations that impact their ability to successfully perform their tasks may negatively impact our business. We also engage international business partners to perform certain services in countries where we currently do not have operations in and as a result may subjects us to regulatory, economic and political risks that are different from those in the United States.
We currently have agreements with various major U.S. banks to execute ACH and wire transfers to support our client payroll, benefit and tax services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If a material number of these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our business. We have contingency plans in place in case of any failures of banks to process transfers that may impact our operations. However, a failure of one of our banking partners or a systemic shutdown of the banking industry could result in the loss of client funds or prevent us from accessing and processing funds on our clients’ behalf, which could have an adverse impact on our business and liquidity.

In addition, we utilize certain third-party software in some of our products. Although we believe that there are alternatives for the functionality provided by the third party software, any significant interruption in the availability of such third-party software, or defects and errors in the third-party software, could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost.
We depend on our senior management team and other key employees, and the loss of these persons or an inability to attract and retain highly skilled employees, including product development, sales, implementation, client service and other technical persons, could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of product development, sales, implementation, client service, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers, these employment agreements do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have an adverse effect on our business.
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
Our products and services may become subject to increasing and/or changing regulatory requirements, including changes in tax, benefit, wage and hour, employment laws and other international and domestic laws, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might reduce or eliminate the need for some of our products and services, block us from developing new products and services or have an adverse effect on the functionality and acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also impact how we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. Should any state or federal regulators determine that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results or financial condition.

Some of our products incorporate new technologies such as artificial intelligence and machine learning. The ability to provide products powered by new and evolving technologies must be approached in a principled manner to navigate the complexities associated with the current or future regulatory requirements as well as social and ethical considerations. Additionally, failure by others in our industry, or actions taken by our clients, employees, or other end users (including misuse of these technologies) could negatively affect the adoption of our solutions and restrict our ability to continue to leverage novel technologies in innovative ways and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, applies to our benefit administration solution, BeneFLEX. The European Union General Data Protection Regulation ("GDPR"), and state consumer privacy laws like the California Consumer Protection Act ("CCPA"), as amended by the California Privacy Rights Act of 2020 ("CPRA"), are among the most comprehensive privacy laws and apply to multiple areas of our business. Other countries and U.S. states are increasingly adopting similarly comprehensive laws that impose new data privacy protection requirements and restrictions on covered organizations. Notably, these laws can impose significant penalties and fines on organizations for non-compliance, such as 4% of worldwide revenue for the preceding year under the GDPR.

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
The revolving credit agreement that we amended in August 2022 contains restrictive covenants including restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. Failure to comply with these covenants could have a negative impact on our business and financial condition.
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
As of July 28, 2023, our directors, executive officers and holders of more than 5% of our common stock, together with their respective affiliates, beneficially owned, in the aggregate, approximately 22.7% of our outstanding common stock. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.
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
Future issuances of shares of our common stock could depress the market price of our common stock.
Our second amended and restated certificate of incorporation authorizes the issuance of up to 155,000,000 shares of common stock and 5,000,000 shares of preferred stock with such rights, preferences, privileges and restrictions as determined by the board of directors. We may issue all or any portion of the capital stock which has been authorized but not issued subject to applicable rules and regulations, which, may not require any action or approval by our stockholders. Also, in the future, we may issue additional securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, issuances of a substantial number of shares of our common stock into the public market could occur at any time which could dilute the ownership proportion of current stockholders.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our second amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:
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
Our second amended and restated bylaws designate the state and federal courts located within the state of Delaware as the sole and exclusive forums for claims arising derivatively, pursuant to the Delaware General Corporation Law or governed by the internal affairs doctrine. The choice of forum provision is expressly authorized by the Delaware General Corporation Law, which was amended so that companies would not have to litigate internal claims in more than one jurisdiction. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving such extra-forum claims, which could adversely affect our business and financial condition. This bylaws provision, therefore, may dissuade or discourage claimants from initiating lawsuits or claims against us or our directors and officers in forums other than Delaware.
General Risk Factors
Adverse economic and market conditions could affect our business, results of operations and financial condition.
Our business depends on the overall demand for HCM and payroll software and services, and on the economic health of our current and prospective clients. As a result, we are subject to risks arising from adverse changes in economic and market conditions such as lower employment levels, increasing interest rates, inflation, volatility in capital markets, and instability of the banking environment, among other factors. During a slowdown in the economy, clients may reduce their number of employees and delay or reduce their spending on payroll and other HCM solutions or renegotiate their contracts with us. This could result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of June 30, 2023, our corporate headquarters occupied approximately 326,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 70,000 square feet in Lake Mary, Florida and approximately 69,000 square feet in Meridian, Idaho as other major operations centers. We lease other smaller facilities, primarily across the U.S., that serve as data centers, sales offices and distribution centers.

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
On July 28, 2023, the last reported sale price of our common stock on the NASDAQ Global Select Market was $226.04 per share, and there were 15 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Dividend Policy
We have not declared or paid dividends on our common stock since our IPO. Neither Delaware law nor our second amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.
Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index, the S&P Software & Services Select Industry Index and the S&P 1500 Application Software Index during the period commencing on June 30, 2018 and ending on June 30, 2023. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022
6/30/2023
PCTY
S&P 500 Index
S&P Software & Services Select Industry Index
S&P 1500 Application Software Index

We selected the S&P Software & Services Select Industry Index as our industry index, replacing the S&P 1500 Application Software Index used in prior years, as we believe the S&P Software & Services Select Industry Index represents a more appropriate peer group. The cumulative total return of the S&P 1500 Application Software Index is presented in the graph above as required by Item 201(e)(4) of Regulation S-K.
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
The following discussion of our financial condition and results of operations covers fiscal 2023 and 2022 items and year-over-year comparisons between fiscal 2023 and 2022. Discussion of fiscal 2021 items and year-over-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 that was filed with the SEC on August 5, 2022.
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
We also believe that delivering a positive service experience is an essential element of our ability to sell our solutions and retain our clients. We supplement our comprehensive software solutions with an integrated implementation and client service organization, all of which are designed to meet the needs of our clients and sales prospects. We expect to continue to invest in and grow our implementation and client service organization as our client base grows.
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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $635.6 million in fiscal 2021 to $852.7 million in fiscal 2022, representing a 34% year-over-year increase. Total revenues increased from $852.7 million in fiscal 2022 to $1,174.6 million in fiscal 2023, representing a 38% year-over-year increase. During fiscal 2023, total revenue growth was driven by the strong performance by our sales team, continued annual revenue retention in excess of 92%, increases in client workforce levels and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to the addition of new clients and increases in client workforce levels as compared to the prior fiscal year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.

Client Count Growth
We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our HCM and payroll software solutions from approximately 28,750 as of June 30, 2021 to approximately 36,200 as of June 30, 2023, representing a compound annual growth rate of approximately 12%. The table below sets forth the total number of clients using our HCM and payroll software solutions for the periods indicated, excluding clients acquired through acquisitions, rounded to the nearest fifty.

	June 30,
	2021	2022	2023
Client Count	28,750	33,300	36,200
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
Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2021	2022	2023
		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$416,329	$565,649	$807,559
Amortization of capitalized internal-use software costs	23,227	25,267	31,440
Amortization of certain acquired intangibles	—	1,853	7,414
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	8,348	12,610	18,446
Other items (1)	—	121	19
Adjusted Gross Profit	$447,904	$605,500	$864,878

	Year Ended June 30,
	2021	2022	2023
		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$70,819	$90,777	$140,822
Interest expense	1,002	498	752
Income tax expense (benefit)	(13,715)	(7,180)	17,792
Depreciation and amortization expense	42,972	50,218	60,866
EBITDA	101,078	134,313	220,232
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	67,059	101,109	154,505
Other items (2)	1,891	2,378	446
Adjusted EBITDA	$170,028	$237,800	$375,183
(1)    Represents acquisition-related costs.
(2)    Represents acquisition and other nonrecurring transaction-related costs and lease exit activity.

Basis of Presentation
Revenues
Recurring and Other Revenue
We derive the majority of our revenues from recurring fees attributable to our cloud-based HCM and payroll software solutions. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our HCM and payroll solutions. Implementations of our payroll solutions typically require one to eight weeks, depending on the size and complexity of each client, at which point the new client’s payroll is first processed using our solution. We implement additional HCM products as requested by clients and leverage the data within our payroll solution to accelerate our implementation processes. Our average client size has continued to be over 140 employees.
While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months. Recurring and other revenue accounted for approximately 99%, 99% and 93% of our total revenues during the years ended June 30, 2021, 2022 and 2023, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $23.2 million, $25.3 million and $31.4 million of capitalized internal-use software costs in fiscal 2021, 2022 and 2023, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2021, 2022 and 2023.

	Year Ended June 30,
	2021	2022	2023
		(in thousands)
Capitalized portion of research and development	$31,744	$42,234	$55,582
Expensed portion of research and development	76,707	102,908	163,994
Total research and development	$108,451	$145,142	$219,576
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
Other Income (Expense)
Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents and, if any, corporate investments, net of losses on disposals of property and equipment and interest expense related to our revolving credit facility.

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2021	2022	2023
		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$631,725	$847,694	$1,098,036
Interest income on funds held for clients	3,902	4,957	76,562
Total revenues	635,627	852,651	1,174,598
Cost of revenues	219,298	287,002	367,039
Gross profit	416,329	565,649	807,559
Operating expenses:
Sales and marketing	161,808	214,455	296,716
Research and development	76,707	102,908	163,994
General and administrative	119,771	163,692	191,823
Total operating expenses	358,286	481,055	652,533
Operating income	58,043	84,594	155,026
Other income (expense)	(939)	(997)	3,588
Income before income taxes	57,104	83,597	158,614
Income tax expense (benefit)	(13,715)	(7,180)	17,792
Net income	$70,819	$90,777	$140,822
The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2021	2022	2023
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	99%	99%	93%
Interest income on funds held for clients	1%	1%	7%
Total revenues	100%	100%	100%
Cost of revenues	35%	34%	31%
Gross profit	65%	66%	69%
Operating expenses:
Sales and marketing	25%	25%	25%
Research and development	12%	12%	14%
General and administrative	19%	19%	16%
Total operating expenses	56%	56%	55%
Operating income	9%	10%	14%
Other income (expense)	0%	0%	0%
Income before income taxes	9%	10%	14%
Income tax expense (benefit)	(2)%	(1)%	2%
Net income	11%	11%	12%

Comparison of Fiscal Years Ended June 30, 2021, 2022 and 2023
Revenues
($ in thousands)

	Year Ended June 30,			Change from 2021 to 2022		Change from 2022 to 2023
	2021	2022	2023	$	%	$	%
Recurring and other revenue	$631,725	$847,694	$1,098,036	$215,969	34%	$250,342	30%
Percentage of total revenues	99%	99%	93%
Interest income on funds held for clients	$3,902	$4,957	$76,562	$1,055	27%	$71,605	1,445%
Percentage of total revenues	1%	1%	7%
Recurring and Other Revenue
Recurring and other revenue for the year ended June 30, 2023 increased by $250.3 million, or 30%, to $1,098.0 million from $847.7 million for the year ended June 30, 2022. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team, continued annual revenue retention in excess of 92% and also increases in client workforce levels as compared to the prior fiscal year. Excluding clients acquired through acquisitions, the number of clients using our HCM and payroll software solutions at June 30, 2023 increased by 9% to approximately 36,200 from approximately 33,300 at June 30, 2022.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the year ended June 30, 2023 increased by $71.6 million, or 1,445%, to $76.6 million from $5.0 million for the year ended June 30, 2022. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base and also increases in client workforce levels as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Year Ended June 30,			Change from 2021 to 2022		Change from 2022 to 2023
	2021	2022	2023	$	%	$	%
Cost of revenues	$219,298	$287,002	$367,039	$67,704	31%	$80,037	28%
Percentage of total revenues	35%	34%	31%
Gross profit margin	65%	66%	69%
Cost of revenues for the year ended June 30, 2023 increased by $80.0 million, or 28%, to $367.0 million from $287.0 million for the year ended June 30, 2022. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $44.6 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $18.3 million in delivery and other processing-related fees and $5.5 million of additional stock-based compensation costs associated with our equity incentive plan. Gross profit margin increased from 66% for the year ended June 30, 2022 to 69% for the year ended June 30, 2023, which was primarily driven by total revenue growth and improved operating leverage.

Operating Expenses
($ in thousands)
Sales and Marketing

	Year Ended June 30,			Change from 2021 to 2022		Change from 2022 to 2023
	2021	2022	2023	$	%	$	%
Sales and marketing	$161,808	$214,455	$296,716	$52,647	33%	$82,261	38%
Percentage of total revenues	25%	25%	25%
Sales and marketing expenses for the year ended June 30, 2023 increased by $82.3 million, or 38%, to $296.7 million from $214.5 million for the year ended June 30, 2022. The increase in sales and marketing expense was primarily due to $53.9 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $15.1 million of additional stock-based compensation costs associated with our equity incentive plan and $8.1 million in additional marketing lead generation costs.
Research and Development

	Year Ended June 30,			Change from 2021 to 2022		Change from 2022 to 2023
	2021	2022	2023	$	%	$	%
Research and development	$76,707	$102,908	$163,994	$26,201	34%	$61,086	59%
Percentage of total revenues	12%	12%	14%
Research and development expenses for the year ended June 30, 2023 increased by $61.1 million, or 59%, to $164.0 million from $102.9 million for the year ended June 30, 2022. The increase in research and development expenses was primarily due to $47.4 million of additional employee-related costs related to additional development personnel and $17.8 million of additional stock-based compensation costs associated with our equity incentive plan, partially offset by $9.1 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Year Ended June 30,			Change from 2021 to 2022		Change from 2022 to 2023
	2021	2022	2023	$	%	$	%
General and administrative	$119,771	$163,692	$191,823	$43,921	37%	$28,131	17%
Percentage of total revenues	19%	19%	16%
General and administrative expenses for the year ended June 30, 2023 increased by $28.1 million, or 17%, to $191.8 million from $163.7 million for the year ended June 30, 2022. The increase in general and administrative expenses was primarily due to $12.8 million of additional stock-based compensation costs associated with our equity incentive plan and $12.3 million in additional employee-related costs.

Other Income (Expense)
Other income (expense) for the year ended June 30, 2023 increased by $4.6 million as compared to the year ended June 30, 2022. The change in other income (expense) was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates.
Income Tax Expense (Benefit)
Our effective tax rates were (8.6)% and 11.2% for the years ended June 30, 2022 and 2023, respectively. Our effective tax rates for the years ended June 30, 2022 and 2023 were lower than the federal statutory rate of 21% primarily due to benefits from stock-based compensation and research and development tax credits generated.

See Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further details on the components of income tax and a reconciliation of the U.S. federal statutory rate to the effective tax rate.
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

Internal-use software is amortized on a straight-line basis, generally over a two- to three-year period while certain projects that support our main processing activities are amortized over ten years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment to capitalized internal-use software during the years ended June 30, 2021, 2022 or 2023. We capitalized $31.7 million, $42.2 million and $55.6 million of internal-use software costs for the years ended June 30, 2021, 2022 and 2023, respectively, including stock-based compensation costs of $2.6 million, $7.1 million and $11.9 million for the years ended June 30, 2021, 2022 and 2023, respectively. We amortized $23.2 million, $25.3 million and $31.4 million of capitalized internal-use software costs for the years ended June 30, 2021, 2022 and 2023, respectively.

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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2023, our principal sources of liquidity were $288.8 million of cash and cash equivalents. In July 2019, we entered into a five-year revolving credit agreement, which we amended in August 2022. The amended credit agreement provides for a $550.0 million revolving credit facility which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of June 30, 2023. In the fourth quarter of fiscal 2020, we borrowed $100.0 million under the original credit facility, which we repaid in the third quarter of fiscal 2021. In the third quarter of fiscal 2022, we borrowed $50.0 million in connection with our acquisition of Cloudsnap, Inc., which we repaid within the same quarter. Refer to Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the credit agreement and borrowing activity.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of June 30, 2023, we did not have any corporate investments classified as available-for-sale securities.
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

Funds held for clients and client fund obligations will vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with various major U.S. banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle all transaction volumes for the foreseeable future. We primarily collect fees for our services via ACH transactions at the same time we debit the client’s account for payroll and tax obligations and thus are able to reduce collectability and accounts receivable risks.
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.
Cash Flows
The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2021	2022	2023
Net cash provided by operating activities	$124,850	$155,053	$282,723
Cash flows from investing activities:
Purchases of available-for-sale securities and other	—	(433,962)	(598,895)
Proceeds from sales and maturities of available-for-sale securities	101,467	116,848	446,751
Capitalized internal-use software costs	(28,594)	(34,515)	(45,004)
Purchases of property and equipment	(9,461)	(18,069)	(21,910)
Acquisitions of businesses, net of cash acquired	(14,992)	(107,576)	—
Other investing activities	—	(2,500)	(1,104)
Net cash provided by (used in) investing activities	48,420	(479,774)	(220,162)
Cash flows from financing activities:
Net change in client fund obligations	432,373	2,228,038	(1,362,421)
Borrowings under credit facility	—	50,000	—
Repayment of credit facility	(100,000)	(50,000)	—
Proceeds from exercise of stock options	146	—	—
Proceeds from employee stock purchase plan	12,214	14,103	16,916
Taxes paid related to net share settlement of equity awards	(64,191)	(69,761)	(88,312)
Payment of debt issuance costs	(64)	(87)	(885)
Net cash provided by (used in) financing activities	280,478	2,172,293	(1,434,702)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$453,748	$1,847,572	$(1,372,141)
Operating Activities
Net cash provided by operating activities was $124.9 million, $155.1 million and $282.7 million for the years ended June 30, 2021, 2022 and 2023, respectively.
The change in net cash provided by operating activities from fiscal 2022 to fiscal 2023 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by net changes in operating assets and liabilities during the year ended June 30, 2023 as compared to the year ended June 30, 2022.

Investing Activities
Net cash provided by (used in) investing activities was $48.4 million, $(479.8) million and $(220.2) million, for the years ended June 30, 2021, 2022 and 2023, respectively. Net cash provided by (used in) investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we may invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash provided by (used in) investing activities from fiscal 2022 to fiscal 2023 was primarily due to an increase in proceeds from sales and maturities of available-for-sale securities of $329.9 million and a decrease of $107.6 million in amounts paid for acquisitions, net of cash acquired, partially offset by $164.9 in additional purchases of available-for-sale securities during the year ended June 30, 2023 as compared to the year ended June 30, 2022.
Financing Activities
Net cash provided by (used in) financing activities was $280.5 million, $2,172.3 million and $(1,434.7) million for the years ended June 30, 2021, 2022 and 2023, respectively. The change in net cash provided by (used in) financing activities was primarily the decrease in client fund obligations of $3,590.5 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the year ended June 30, 2023 as compared to the year ended June 30, 2022.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $9.5 million, $18.1 million and $21.9 million for the years ended June 30, 2021, 2022 and 2023, respectively, exclusive of capitalized internal-use software costs of $28.6 million, $34.5 million, and $45.0 million for the same periods, respectively.
Contractual Obligations

Our principal commitments consist of $81.3 million in operating lease obligations, of which $10.1 million is due in the next twelve months. Refer to Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on our lease activity. We also have $59.0 million in purchase obligations, of which $32.2 million is due in the next twelve months.
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
Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents of $288.8 million and funds held for clients of $2,621.4 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $5.0 million as of June 30, 2023. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $5.0 million as of June 30, 2023. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of June 30, 2023, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2023.
Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2023, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Audit Firm ID: 185.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Financial Statements.
(2)Exhibits.
The information required by this Item is set forth on the Exhibit Index immediately following this page.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36348	3.1	December 3, 2021

3.2	Second Amended and Restated By-Laws of the Registrant.	8-K	001-36348	3.2	December 3, 2021

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2	Description of Securities.	10-K	001-36348	4.2	August 5, 2022

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.2.1†	Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36348	10.1	August 18, 2020

10.2.2†	Form of Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2014 Equity Incentive Plan.	10-Q	001-36348	10.5	May 6, 2022

10.3†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.4†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.5	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.6	Equity Purchase Agreement among Paylocity Corporation, Blue Marble Payroll, LLC and the Equityholders party thereto, dated August 31, 2021.	8-K	001-36348	10.1	September 1, 2021

10.7†	Executive Employment Agreement between Paylocity Corporation and Rachit Lohani, dated September 27, 2021.	10-K	001-36348	10.11	August 5, 2022

10.8†	Amendment to Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated March 11, 2022.	8-K	001-36348	10.1	March 14, 2022

10.9†	Amended and Restated Executive Employment Agreement between Paylocity Corporation and Ryan Glenn, dated March 11, 2022.	8-K	001-36348	10.2	March 14, 2022

10.10†	Transition and Separation Agreement between Paylocity Corporation and Michael Haske, dated March 11, 2022.	8-K	001-36348	10.3	March 14, 2022

10.11†	Consulting Services Agreement between Paylocity Corporation and Michael Haske, dated March 11, 2022.	8-K	001-36348	10.4	March 14, 2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12†	Separation and Release agreement between Paylocity Corporation and Mark Kinsey, dated June 30, 2022.	8-K	001-36348	10.4	July 1, 2022

10.13	Credit Agreement by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated July 17, 2019.	8-K	001-36348	10.1	July 17, 2019

10.14	First Amendment to Credit Agreement and Security Agreement, dated as of August 19, 2022, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners.	8-K	001-36348	10.1	August 22, 2022

10.15†*	Executive Employment Agreement between Paylocity Corporation and Joshua Scutt, dated August 16, 2021.

10.16†*	Executive Employment Agreement between Paylocity Corporation and Katherine Ross, dated December 1, 2022.

21.1	List of Subsidiaries of the Registrant.	10-K	001-36348	21.1	August 5, 2022

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 50 to this Annual Report on Form 10-K).

31.1*	Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

PAYLOCITY HOLDING CORPORATION

Date: August 4, 2023	By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
Co-Chief Executive Officer (Principal Executive Officer) and Director

Date: August 4, 2023	By:	/s/ Toby J. Williams
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

Signature	Title	Date

/s/ Steven R. Beauchamp	Co-Chief Executive Officer (Principal Executive Officer) and Director	August 4, 2023
Steven R. Beauchamp

/s/ Toby J. Williams	President, Co-Chief Executive Officer (Principal Executive Officer) and Director	August 4, 2023
Toby J. Williams

/s/ Ryan Glenn	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 4, 2023
Ryan Glenn

/s/ Nicholas Rost	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 4, 2023
Nicholas Rost

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 4, 2023
Steven I. Sarowitz

/s/ Virginia G. Breen	Director	August 4, 2023
Virginia G. Breen

/s/ Ellen Carnahan	Director	August 4, 2023
Ellen Carnahan

/s/ Jeffrey T. Diehl	Director	August 4, 2023
Jeffrey T. Diehl

/s/ Robin L. Pederson	Director	August 4, 2023
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 4, 2023
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 4, 2023
Kenneth B. Robinson

/s/ Ronald V. Waters, III	Director	August 4, 2023
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Paylocity Holding Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Capitalized internal-use software development costs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $86.1 million as of June 30, 2023. The Company capitalized approximately $55.6 million of internal-use software costs during the year ended June 30, 2023.

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
Chicago, Illinois
August 4, 2023

PAYLOCITY HOLDING CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$139,756	$288,767
Accounts receivable, net	15,754	25,085
Deferred contract costs	59,501	78,109
Prepaid expenses and other	28,896	35,061
Total current assets before funds held for clients	243,907	427,022
Funds held for clients	3,987,776	2,621,415
Total current assets	4,231,683	3,048,437
Capitalized internal-use software, net	61,985	86,127
Property and equipment, net	62,839	64,069
Operating lease right-of-use assets	49,210	44,067
Intangible assets, net	45,475	34,527
Goodwill	101,949	102,054
Long-term deferred contract costs	229,067	294,222
Long‑term prepaid expenses and other	7,746	6,331
Deferred income tax assets	19,060	15,846
Total assets	$4,809,014	$3,695,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,374	$6,153
Accrued expenses	124,384	143,287
Total current liabilities before client fund obligations	132,758	149,440
Client fund obligations	3,987,776	2,625,355
Total current liabilities	4,120,534	2,774,795
Long-term operating lease liabilities	69,119	62,471
Other long-term liabilities	3,681	3,731
Deferred income tax liabilities	2,217	11,820
Total liabilities	$4,195,551	$2,852,817
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2022 and June 30, 2023	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2022 and June 30, 2023; 55,190 shares issued and outstanding at June 30, 2022 and 55,912 shares issued and outstanding at June 30, 2023	55	56
Additional paid-in capital	289,843	380,632
Retained earnings	325,868	466,690
Accumulated other comprehensive loss	(2,303)	(4,515)
Total stockholders' equity	$613,463	$842,863
Total liabilities and stockholders’ equity	$4,809,014	$3,695,680
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended June 30,
	2021	2022	2023
Revenues:
Recurring and other revenue	$631,725	$847,694	$1,098,036
Interest income on funds held for clients	3,902	4,957	76,562
Total revenues	635,627	852,651	1,174,598
Cost of revenues	219,298	287,002	367,039
Gross profit	416,329	565,649	807,559
Operating expenses:
Sales and marketing	161,808	214,455	296,716
Research and development	76,707	102,908	163,994
General and administrative	119,771	163,692	191,823
Total operating expenses	358,286	481,055	652,533
Operating income	58,043	84,594	155,026
Other income (expense)	(939)	(997)	3,588
Income before income taxes	57,104	83,597	158,614
Income tax expense (benefit)	(13,715)	(7,180)	17,792
Net income	$70,819	$90,777	$140,822
Other comprehensive loss, net of tax	(609)	(2,369)	(2,212)
Comprehensive income	$70,210	$88,408	$138,610

Net income per share:
Basic	$1.30	$1.65	$2.53
Diluted	$1.26	$1.61	$2.49

Weighted-average shares used in computing net income per share:
Basic	54,318	55,036	55,706
Diluted	56,305	56,445	56,596
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2020	53,792	$54	$227,907	$164,272	$675	$392,908
Stock-based compensation	—	—	65,662	—	—	65,662
Stock options exercised	490	—	3,313	—	—	3,313
Issuance of common stock upon vesting of restricted stock units	644	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	104	—	12,214	—	—	12,214
Net settlement for taxes and/or exercise price related to equity awards	(436)	—	(67,377)	—	—	(67,377)
Unrealized losses on securities, net of tax	—	—	—	—	(609)	(609)
Net income	—	—	—	70,819	—	70,819
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	103,733	—	—	103,733
Stock options exercised	217	—	2,226	—	—	2,226
Issuance of common stock upon vesting of restricted stock units	567	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	101	—	14,103	—	—	14,103
Net settlement for taxes and/or exercise price related to equity awards	(289)	—	(71,937)	—	—	(71,937)
Unrealized losses on securities, net of tax	—	—	—	—	(2,369)	(2,369)
Net income	—	—	—	90,777	—	90,777
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	162,183	—	—	162,183
Stock options exercised	260	—	3,265	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	724	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	120	—	16,916	—	—	16,916
Net settlement for taxes and/or exercise price related to equity awards	(382)	—	(91,575)	—	—	(91,575)
Unrealized losses on securities, net of tax	—	—	—	—	(2,212)	(2,212)
Net income	—	—	—	140,822	—	140,822
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2021	2022	2023
Cash flows from operating activities:
Net income	$70,819	$90,777	$140,822
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	63,052	96,202	147,300
Depreciation and amortization expense	42,972	50,218	60,866
Deferred income tax expense (benefit)	(13,642)	(7,180)	13,540
Provision for credit losses	316	311	1,245
Net amortization of premiums (accretion of discounts) on available-for-sale securities	347	381	(5,412)
Amortization of debt issuance costs	171	185	286
Other	632	318	1,396
Changes in operating assets and liabilities:
Accounts receivable	(1,654)	(7,605)	(9,407)
Deferred contract costs	(56,850)	(73,263)	(80,781)
Prepaid expenses and other	(4,004)	(14,767)	(3,994)
Accounts payable	2,394	2,553	(1,554)
Accrued expenses and other	20,297	16,923	18,416
Net cash provided by operating activities	124,850	155,053	282,723
Cash flows from investing activities:
Purchases of available-for-sale securities and other	—	(433,962)	(598,895)
Proceeds from sales and maturities of available-for-sale securities	101,467	116,848	446,751
Capitalized internal-use software costs	(28,594)	(34,515)	(45,004)
Purchases of property and equipment	(9,461)	(18,069)	(21,910)
Acquisitions of businesses, net of cash acquired	(14,992)	(107,576)	—
Other investing activities	—	(2,500)	(1,104)
Net cash provided by (used in) investing activities	48,420	(479,774)	(220,162)
Cash flows from financing activities:
Net change in client fund obligations	432,373	2,228,038	(1,362,421)
Borrowings under credit facility	—	50,000	—
Repayment of credit facility	(100,000)	(50,000)	—
Proceeds from exercise of stock options	146	—	—
Proceeds from employee stock purchase plan	12,214	14,103	16,916
Taxes paid related to net share settlement of equity awards	(64,191)	(69,761)	(88,312)
Payment of debt issuance costs	(64)	(87)	(885)
Net cash provided by (used in) financing activities	280,478	2,172,293	(1,434,702)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	453,748	1,847,572	(1,372,141)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	1,492,133	1,945,881	3,793,453
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$1,945,881	$3,793,453	$2,421,312
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$581	$2,052	$—
Liabilities assumed for acquisitions	$281	$4,581	$117
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$870	$311	$404
Cash paid (refunds received) for income taxes	$(136)	$11	$1,359
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$202,287	$139,756	$288,767
Funds held for clients' cash and cash equivalents	1,743,594	3,653,697	2,132,545
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,945,881	$3,793,453	$2,421,312
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

The Company evaluates whether a decline in an individual security’s fair value as compared to its amortized cost basis resulted from credit loss or other factors. If the Company determines that an individual security’s unrealized loss results from credit impairment, it compares the present value of cash flows expected to be collected from the impaired security with its amortized cost basis. If the security’s amortized cost basis exceeds the present value of expected cash flows, the Company records credit impairment loss through an allowance for credit loss. The Company did not recognize any credit impairment losses during the years ended June 30, 2021, 2022 or 2023.
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded in the accompanying balance sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.
(e) Accounts Receivable, Net
Accounts receivable is comprised of trade receivables, accrued interest receivable on funds held for clients and other receivables. Trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for credit losses reflecting expected credit losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.
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
The Company utilizes the portfolio approach to account for both the cost of obtaining a contract and the cost of fulfilling a contract. These capitalized costs are amortized over the expected period of benefit, which has been determined to be over 7 years based on the Company’s average client life and other qualitative factors, including rate of technological changes. The Company does not incur any additional costs to obtain or fulfill contracts upon renewal. The Company recognizes additional selling and commission costs and fulfillment costs when an existing client purchases additional services. These additional costs only relate to the additional services purchased and do not relate to the renewal of previous services. Management evaluates deferred contract costs for impairment if changes in circumstances occur that could impact the recoverability of the costs to obtain or fulfill contracts with the Company’s customers.
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
Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful lives, which are generally two to three years while certain projects that support the Company’s main processing activities have an estimated useful life of ten years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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
The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2021, 2022 or 2023 as a result of the Company’s qualitative assessments over its single reporting segment.
(l) Leases
The Company determines if an arrangement is a lease at agreement inception. Operating leases are included in Operating lease right-of-use assets, Accrued expenses, and Long-term operating lease liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made at or before the commencement date and are reduced by any lease incentives received. The Company’s lease terms may include options to renew or extend a lease. The Company recognizes amounts in Operating lease right-of-

use assets and Operating lease liabilities when it is reasonably certain it will exercise such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.
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
Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g., Consumer Price Index). Certain of the Company’s operating lease agreements include variable payments that are passed through by the lessor, such as insurance, taxes, and common area maintenance, payments based on the usage of the asset, and rental payments adjusted periodically for inflation. Variable payments are expensed as incurred and included within variable rent expense.
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
Refer to Note 14 for additional information on income taxes.
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
(p) Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $3,189, $8,335 and $15,700 for the years ended June 30, 2021, 2022 and 2023, respectively.
(q) Stock-Based Compensation
The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, comprised of restricted stock units and market share units, are measured at the grant date fair value of each award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of each award. For market share units, the Company estimates grant date fair value using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. For estimated shares purchasable under the 2014 Employee Stock Purchase Plan (“ESPP”), the Company estimates grant date fair value using the Black-Scholes option-pricing model and recognizes applicable expense on a straight-line basis over each purchase period. The Company may update the assumed forfeiture rates based on historical experience as appropriate.
(r) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(s) Segment Information
The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single reporting segment. For fiscal 2023, the Company’s chief operation decision maker was the Company’s Co-Chief Executive Officers.
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
(3) Revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended June 30,
	2021	2022	2023
Recurring fees	$609,658	$818,137	$1,056,808
Implementation services and other	22,067	29,557	41,228
Total revenues from contracts	$631,725	$847,694	$1,098,036
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended June 30,
	2022	2023
Balance at beginning of the year	$8,734	$12,233
Deferral of revenue	25,109	40,991
Revenue recognized	(21,610)	(30,607)
Balance at end of the year	$12,233	$22,617

Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $19,108 in fiscal 2024, $3,417 in fiscal 2025, and $92 thereafter.
Deferred contract costs
The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$145,718	$72,572	$(35,747)	$182,543
Costs to fulfill a contract	69,175	53,004	(16,154)	106,025
Total	$214,893	$125,576	$(51,901)	$288,568

	Year Ended June 30, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$80,999	$(44,577)	$218,965
Costs to fulfill a contract	106,025	72,762	(25,421)	153,366
Total	$288,568	$153,761	$(69,998)	$372,331
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Consolidated Statements of Operations and Comprehensive Income. The Company did not record any impairment losses associated with its deferred contract costs during the years ended June 30, 2021, 2022 or 2023.
Remaining Performance Obligations
The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $62,938 as of June 30, 2023, which will be generally recognized over the next 24 months.

(4) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2022
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$139,756	$—	$—	$139,756
Funds held for clients' cash and cash equivalents	3,653,699	—	(2)	3,653,697
Available-for-sale securities:
Commercial paper	58,166	—	(126)	58,040
Corporate bonds	59,568	—	(1,715)	57,853
Asset-backed securities	9,843	2	(141)	9,704
Certificates of deposit	31,879	—	(43)	31,836
U.S treasury securities	167,566	12	(591)	166,987
U.S government agency securities	8,000	—	(451)	7,549
Other	2,181	—	(71)	2,110
Total available-for-sale securities	337,203	14	(3,138)	334,079
Total investments	$4,130,658	$14	$(3,140)	$4,127,532

	June 30, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$288,767	$—	$—	$288,767
Funds held for clients' cash and cash equivalents	2,132,545	—	—	2,132,545
Available-for-sale securities:
Commercial paper	110,003	12	(138)	109,877
Corporate bonds	112,262	18	(1,867)	110,413
Asset-backed securities	30,061	10	(337)	29,734
Certificates of deposit	68,247	5	(93)	68,159
U.S treasury securities	158,839	—	(2,839)	156,000
U.S government agency securities	8,000	—	(513)	7,487
Other	7,329	—	(129)	7,200
Total available-for-sale securities	494,741	45	(5,916)	488,870
Total investments	$2,916,053	$45	$(5,916)	$2,910,182
All available-for-sale securities were included in Funds held for clients at June 30, 2022 and 2023.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds, commercial paper and certificates of deposit as of June 30, 2022 and 2023.
Classification of investments on the consolidated balance sheets was as follows:

	June 30,
	2022	2023
Cash and cash equivalents	$139,756	$288,767
Funds held for clients	3,987,776	2,621,415
Total investments	$4,127,532	$2,910,182

Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2022 and June 30, 2023 had fair market value as follows:

	June 30, 2022
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(126)	$53,756	$—	$—	$(126)	$53,756
Corporate bonds	(1,715)	57,853	—	—	(1,715)	57,853
Asset-backed securities	(141)	7,354	—	—	(141)	7,354
Certificates of deposit	(43)	27,086	—	—	(43)	27,086
U.S. treasury securities	(591)	129,943	—	—	(591)	129,943
U.S. government agency securities	(451)	7,549	—	—	(451)	7,549
Other	(71)	2,110	—	—	(71)	2,110
Total available-for-sale securities	$(3,138)	$285,651	$—	$—	$(3,138)	$285,651

	June 30, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(138)	$96,665	$—	$—	$(138)	$96,665
Corporate bonds	(695)	71,089	(1,172)	32,807	(1,867)	103,896
Asset-backed securities	(233)	23,313	(104)	2,038	(337)	25,351
Certificates of deposit	(93)	52,254	—	—	(93)	52,254
U.S. treasury securities	(1,075)	95,388	(1,764)	60,612	(2,839)	156,000
U.S. government agency securities	—	—	(513)	7,487	(513)	7,487
Other	(71)	5,326	(58)	1,874	(129)	7,200
Total available-for-sale securities	$(2,305)	$344,035	$(3,611)	$104,818	$(5,916)	$448,853
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the years ended June 30, 2021, 2022 or 2023. All securities in the Company's portfolio held an A-1 rating or better as of June 30, 2023.
The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2021, 2022 or 2023. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2021, 2022 and 2023.

Expected maturities of available-for-sale securities at June 30, 2023 were as follows:

	Amortized cost	Fair value
One year or less	$257,957	$256,166
One year to two years	147,340	144,468
Two years to three years	87,451	86,445
Three years to five years	1,993	1,791
Total available-for-sale securities	$494,741	$488,870
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
The Company measures any cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2022 and 2023 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2022 or 2023.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$139,756	$139,756	$—	$—
Funds held for clients' cash and cash equivalents	3,653,697	3,640,427	13,270	—
Available-for-sale securities:
Commercial paper	58,040	—	58,040	—
Corporate bonds	57,853	—	57,853	—
Asset-backed securities	9,704	—	9,704	—
Certificates of deposit	31,836	—	31,836	—
U.S. treasury securities	166,987	—	166,987	—
U.S. government agency securities	7,549	—	7,549	—
Other	2,110	—	2,110	—
Total available-for-sale securities	334,079	—	334,079	—
Total investments	$4,127,532	$3,780,183	$347,349	$—

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$288,767	$288,767	$—	$—
Funds held for clients' cash and cash equivalents	2,132,545	2,132,545	—	—
Available-for-sale securities:
Commercial paper	109,877	—	109,877	—
Corporate bonds	110,413	—	110,413	—
Asset-backed securities	29,734	—	29,734	—
Certificates of deposit	68,159	—	68,159	—
U.S. treasury securities	156,000	—	156,000	—
U.S. government agency securities	7,487	—	7,487	—
Other	7,200	—	7,200	—
Total available-for-sale securities	488,870	—	488,870	—
Total investments	$2,910,182	$2,421,312	$488,870	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 7 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

(6) Accounts Receivable, Net
The components of accounts receivable were as follows:

	Year Ended June 30,
	2022	2023
Trade receivables	$14,797	$15,471
Accrued interest on funds held for clients	296	6,886
Other	1,502	4,348
Gross accounts receivable	16,595	26,705
Allowance for credit losses	(841)	(1,620)
Accounts receivable, net	$15,754	$25,085
Activity in the allowance for credit losses related to accounts receivable was as follows:

	Year Ended June 30,
	2021	2022	2023
Balance at the beginning of the year	$617	$800	$841
Charged to expense	316	311	1,245
Write-offs	(133)	(270)	(466)
Balance at the end of the year	$800	$841	$1,620

(7) Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.
On November 13, 2020, the Company acquired all of the shares outstanding of Samepage Labs Inc. (“Samepage”) through a merger for purchase price consideration of $15,018, which was paid in cash upon closing. Samepage offers digital collaboration tools including task management, file sharing, real-time collaboration and more. This transaction expands the Company’s product functionality in these areas and demonstrates its commitment to building a modern workforce suite of solutions that meet the needs of HR teams and employees. The allocation of the purchase price for Samepage was approximately $11,995 of goodwill, $3,167 of proprietary technology and other immaterial assets and liabilities.
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
The allocation of the purchase price for Cloudsnap was as follows:

January 18, 2022
Proprietary technology	$15,800
Goodwill	33,628
Other assets acquired	3,398
Liabilities assumed	(2,824)
Total purchase price	$50,002
The results from these acquisitions have been included in the Company’s consolidated financial statements since the closing of the acquisitions and are not material to the Company. Pro forma information was not presented because the effects of the acquisitions are not material to the Company’s consolidated financial statements. The goodwill related to these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with the Blue Marble acquisition is deductible for income tax purposes. The goodwill associated with the Samepage and Cloudsnap acquisitions is not deductible for income tax purposes. Direct costs related to these acquisitions were immaterial and expensed as incurred as Cost of revenues and General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
(8) Capitalized Internal-Use Software
Capitalized internal-use software and accumulated amortization were as follows:

	June 30,
	2022	2023
Capitalized internal-use software	$193,156	$248,738
Accumulated amortization	(131,171)	(162,611)
Capitalized internal-use software, net	$61,985	$86,127
Amortization of capitalized internal-use software amounted to $23,227, $25,267 and $31,440 for the years ended June 30, 2021, 2022 and 2023, respectively and is included in Cost of revenues.

(9) Property and Equipment
The major classes of property and equipment were as follows:

	June 30,
	2022	2023
Office equipment	$4,365	$2,508
Computer equipment	55,495	58,670
Furniture and fixtures	12,791	12,958
Software	8,785	11,127
Leasehold improvements	47,521	48,159
Time clocks rented by clients	6,711	8,533
Total	135,668	141,955
Accumulated depreciation	(72,829)	(77,886)
Property and equipment, net	$62,839	$64,069
Depreciation expense amounted to $15,905, $16,199 and $18,478 for the years ended June 30, 2021, 2022 and 2023, respectively.
(10) Goodwill and Intangible Assets
The following table summarizes changes in goodwill during the years presented below:

	Year Ended June 30,
	2022	2023
Balance at beginning of year	$33,650	$101,949
Additions attributable to acquisitions	68,299	—
Measurement period adjustments	—	105
Balance at end of year	$101,949	$102,054
Refer to Note 7 for further details on acquisition activity during the years ended June 30, 2022 and 2023.
The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30,		Weighted average useful life (years)
	2022	2023
Proprietary technology	$43,129	$43,129	6.0
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	68,569
Accumulated amortization	(23,094)	(34,042)
Intangible assets, net	$45,475	$34,527

Amortization expense for acquired intangible assets was $3,840, $8,752 and $10,948 for the years ended June 30, 2021, 2022 and 2023, respectively, and is included in Cost of revenues and General and administrative. Future amortization expense for acquired intangible assets was as follows, as of June 30, 2023:

Fiscal 2024	$9,943
Fiscal 2025	8,888
Fiscal 2026	7,269
Fiscal 2027	4,893
Fiscal 2028	3,029
Thereafter	505
Total	$34,527
(11) Accrued Expenses
The components of accrued expenses are as follows:

	June 30,
	2022	2023
Accrued payroll and personnel costs	$84,897	$85,019
Operating lease liabilities	8,399	7,800
Deferred revenue	13,548	24,539
Other	17,540	25,929
Total accrued expenses	$124,384	$143,287
(12) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). In the fourth quarter of fiscal 2020, the Company borrowed $100,000 under the credit facility, which it repaid in the third quarter of fiscal 2021. In January 2022, the Company borrowed $50,000 under the credit facility in connection with its acquisition of Cloudsnap, which it repaid during the third quarter of fiscal 2022. The Company had no borrowings at June 30, 2022 or June 30, 2023 and did not borrow any amounts during fiscal 2023. The Company incurred interest expense related to any borrowings at average interest rates of 1.04% and 1.01% during the years ended June 30, 2021 and June 30, 2022, respectively.
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
Any borrowings under the credit facility will generally bear interest, at the Company’s option, at a rate per annum determined by reference to either the Term SOFR rate plus the SOFR Adjustment or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.500% and 0.00% to 0.500%, respectively, based on the then-applicable net total leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of June 30, 2023, the Company was in compliance with all of the aforementioned covenants.
(13) Leases
The Company primarily leases office space under non-cancellable operating leases expiring on various dates from March 2024 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from February 2024 through December 2027.
The components of operating lease expense were as follows:

	Year Ended June 30,
	2021	2022	2023
Operating lease cost	$9,139	$7,509	$8,868
Short-term lease cost	$75	345	301
Variable lease cost	$4,796	4,579	5,358
Total lease costs	$14,010	$12,433	$14,527
The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

	June 30,
	2022	2023
Operating lease right-of-use assets	$49,210	$44,067
Accrued expenses	$8,399	$7,800
Long-term operating lease liabilities	$69,119	$62,471
Weighted-average remaining lease term (years)	8.9	8.0
Weighted-average discount rate	3.46%	3.52%
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended June 30,
	2021	2022	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$11,093	$9,955	$10,958
Operating lease assets obtained in exchange for new liabilities	$1,682	$10,084	$1,264

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of June 30, 2023:

Fiscal 2024	$10,050
Fiscal 2025	10,321
Fiscal 2026	9,909
Fiscal 2027	9,470
Fiscal 2028	9,490
Thereafter	32,053
Total undiscounted cash flows	81,293
Less: Present value discount	(11,022)
Total operating lease liabilities	$70,271
As of June 30, 2023, the Company had not entered into any leases that had not yet commenced.
(14) Income Taxes
(a) Income Taxes
Income tax expense (benefit) for the years ended June 30, 2021, 2022 and 2023 consists of the following:

	Year Ended June 30,
	2021	2022	2023
Current taxes
Federal	$—	$—	$1,702
State and local	(75)	(16)	2,625
Deferred taxes:
Federal	(10,476)	(4,214)	17,973
State and local	(3,164)	(2,950)	(4,508)
Total income tax expense (benefit)	$(13,715)	$(7,180)	$17,792
(b) Tax Rate Reconciliation
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended June 30, 2021, 2022 and 2023 to pretax income as a result of the following:

	Year Ended June 30,
	2021	2022	2023
Income tax expense (benefit) at statutory federal rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit and other credits	(7.1)	(5.3)	(3.1)
Non-deductible expenses	1.4	1.5	1.0
Change in valuation allowance	2.8	0.4	(2.8)
Stock-based compensation expense	(35.0)	(21.9)	(6.1)
State and local income taxes, net of federal income tax benefit	(6.7)	(4.0)	1.3
Other	(0.4)	(0.3)	(0.1)
	(24.0)%	(8.6)%	11.2%

The effective tax rate for the years ended June 30, 2021, 2022 and 2023 was (24.0)%, (8.6)% and 11.2%, respectively, on pre-tax income of $57,104, $83,597 and $158,614, respectively. The increase in the effective tax rate is primarily due to decreased deductions related to stock-based compensation.
(c) Components of Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2022 and 2023 are presented below.

	June 30,
	2022	2023
Deferred tax assets:
Operating lease liabilities	$19,979	$18,238
Accrued expenses	16,143	19,610
Stock-based compensation	22,857	27,402
Net operating loss carryforwards	45,574	13,010
Federal and state tax credits	30,498	35,016
Research and development costs	—	12,523
Other	1,064	1,204
Total deferred tax assets	136,115	127,003
Valuation allowance	(5,850)	(1,350)
Net deferred tax assets	130,265	125,653
Deferred tax liabilities:
Deferred contract costs	(75,028)	(96,598)
Operating lease right-of-use assets	(12,708)	(11,456)
Research and development costs	(13,661)	—
Intangible assets	(3,725)	(2,626)
Depreciation	(8,300)	(10,947)
Total deferred tax liabilities	(113,422)	(121,627)
Net deferred tax asset (liability)	$16,843	$4,026
As of June 30, 2023, the Company maintains a valuation allowance of $1,350 for certain state tax benefits which may not be realized. Such assessment may change in the future as further evidence becomes available.
At June 30, 2023, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $49,087, all of which can be carried forward indefinitely. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $45,349, of which $35,850 expire from 2023 to 2042, while the remaining $9,499 can be carried forward indefinitely. The Company also has gross federal and state research and development tax credits and other state credit carryforwards of approximately $41,085, which expire between 2023 and 2042.

As of June 30, 2022 and 2023, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized:

	Year Ended June 30,
	2022	2023
Unrecognized tax benefits at beginning of the year	$534	$1,015
Additions for current year tax positions	380	570
Additions for tax positions of prior periods	101	—
Subtractions for tax positions of prior periods	—	(33)
Unrecognized tax benefit at end of year	$1,015	$1,552
The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2020, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2020 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.
(15) Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.
(16) Benefit Plans
(a) Equity Incentive Plans
The Company previously maintained a 2008 Equity Incentive Plan (the “2008 Plan”) and currently maintains a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The 2014 Plan serves as the successor to the 2008 Plan and permits the granting of restricted stock units and other equity incentives at the discretion of the compensation committee of the Company’s board of directors (“the Committee”). No new awards have been or will be issued under the 2008 Plan since the effective date of the 2014 Plan. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors.
As of June 30, 2023, the Company had 13,699 shares allocated to the plans, of which 1,701 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

The following table summarizes the changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended June 30, 2023:

Number of Shares
Available for grant at July 1 ,2022	12,393
RSUs granted	(795)
MSUs granted	(82)
Shares withheld in settlement of taxes and/or exercise price	382
Forfeitures	168
Shares removed	(68)
Available for grant at June 30, 2023	11,998
Shares removed represents forfeitures of shares and shares withheld in settlement of taxes and/or payment of exercise price related to grants made under the 2008 Plan. As noted above, no new awards will be issued under the 2008 Plan, and there were no awards outstanding under the 2008 Plan as of June 30, 2023.
Stock-based compensation expense related to stock options, restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan (as described below) was included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year Ended June 30,
	2021	2022	2023
Cost of revenues	$7,687	$11,622	$17,101
Sales and marketing	15,658	21,854	36,930
Research and development	10,192	18,696	36,475
General and administrative	29,515	44,030	56,794
Total stock-based compensation expense	$63,052	$96,202	$147,300
In addition, the Company capitalized $2,610, $7,119 and $11,901 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2021, 2022 and 2023, respectively.
In August 2020, the Committee approved the modification of the performance targets for vesting of the performance-based restricted stock units granted in fiscal 2020. The Company recorded $6,423 and $6,765 in stock-based compensation expense during the years ended June 30, 2021 and 2022, respectively, related to these modified performance-based restricted stock units.
In March 2022, Michael Haske announced his intent to resign from his position effective September 1, 2022. In connection with his resignation, the Company’s board of directors approved a Transition and Separation Agreement and a Consulting Services Agreement. Pursuant to these agreements, the Committee approved the modifications of certain of Mr. Haske's outstanding RSUs and MSUs to allow the awards to continue to vest after the end of his service period. As a result, the Company recorded the cumulative effect of the modifications and accelerated the recognition of the remaining expense associated with certain of Mr. Haske's unmodified outstanding awards over his remaining substantive service period. The modifications of these awards did not have a material impact on the Company’s financial statements during the years ended June 30, 2022 or 2023.

The following table represents stock option activity during the year ended June 30, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2022	548	$18.34	1.6	$85,515
Options exercised	(260)	$12.53
Balance at June 30, 2023	288	$23.63	1.2	$46,129
Options vested and exercisable at June 30, 2023	288	$23.63	1.2	$46,129
There were no stock options granted during the years ended June 30, 2021, 2022 or 2023. The total intrinsic value of options exercised during the years ended June 30, 2021, 2022 and 2023 was $84,072, $51,457 and $52,985, respectively.
The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the Committee. RSUs generally vest over four years following the grant date and have time-based vesting conditions. The following table represents restricted stock unit activity during the year ended June 30, 2023:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2022	1,327	$168.44
RSUs granted	795	$254.59
RSUs vested	(724)	$163.79
RSUs forfeited	(156)	$162.57
RSU balance at June 30, 2023	1,242	$225.30
At June 30, 2023, there was $116,517 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 1.8 years.
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
The following table represents market share unit activity during the year ended June 30, 2023:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2022	101	$263.83
MSUs granted	82	$387.67
MSUs forfeited	(12)	$278.08
MSU balance at June 30, 2023	171	$320.38
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Year Ended June 30,
	2021	2022	2023
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	52.0%	47.4 - 47.5%	51.0 - 52.7%
Expected term (years)	3.04	2.92 - 3.04	2.75 - 3.04
Risk‑free interest rate	0.18%	0.43 - 0.47%	3.11 - 4.01%
At June 30, 2023, there was $25,009 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 2.0 years.
The total of excess income tax benefits for stock-based compensation arrangements was $128,229, $143,046 and $113,903 for the years ended June 30, 2021, 2022 and 2023, respectively, and were recognized through Income tax expense (benefit).
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
As of June 30, 2023, a total of 1,773 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) 400, (b) seventy-five one hundredths percent (0.75%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors. The Company’s board of directors approved the increase in the number of common shares in reserve for issuance under the ESPP by 400 shares, effective January 1, 2023.
The Company issued a total of 120 shares upon the completion of its six-month offering periods ending November 15, 2022 and May 15, 2023. The Company recorded compensation expense attributable to the ESPP of $4,570, $4,676 and $6,393 for the years ended June 30, 2021, 2022 and 2023, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair value of the ESPP offering periods was estimated using the following assumptions:

	Year Ended June 30,
	2021	2022	2023
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	42.2 - 72.2%	31.0 - 57.5%	41.1 - 57.5%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	0.04 - 0.15%	0.04 - 1.54%	1.54 - 5.26%
(c) 401(k) Plan
The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $2,658, $12,305 and $15,083 for the years ended June 30, 2021, 2022 and 2023, respectively. In response to the uncertainties presented by the COVID-19 pandemic, the Company temporarily suspended 401(k) plan matching contributions during the first three quarters of fiscal 2021. The Company reinstated contributions during the fourth quarter of fiscal 2021.

(17) Commitments and Contingencies
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
(18) Net Income Per Share
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
The following table presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2021	2022	2023
Numerator:
Net income	$70,819	$90,777	$140,822

Denominator:
Weighted-average shares used in computing net income per share:
Basic	54,318	55,036	55,706
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	1,987	1,409	890
Diluted	56,305	56,445	56,596

Net income per share:
Basic	$1.30	$1.65	$2.53
Diluted	$1.26	$1.61	$2.49

The following table summarizes the outstanding restricted stock units and market share units as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year Ended June 30,
	2021	2022	2023
Market share units	38	24	48
Restricted stock units	6	70	39
Total	44	94	87