Form 10-Q
period 2023-09-30
Paylocity Holding Corp
filed 2023-11-03
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,176,891 shares of Common Stock, $0.001 par value per share, as of October 27, 2023.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$288,767	$305,031
Accounts receivable, net	25,085	30,111
Deferred contract costs	78,109	82,438
Prepaid expenses and other	35,061	36,971
Total current assets before funds held for clients	427,022	454,551
Funds held for clients	2,621,415	2,528,353
Total current assets	3,048,437	2,982,904
Capitalized internal-use software, net	86,127	95,522
Property and equipment, net	64,069	63,341
Operating lease right-of-use assets	44,067	42,890
Intangible assets, net	34,527	31,991
Goodwill	102,054	102,054
Long-term deferred contract costs	294,222	305,788
Long‑term prepaid expenses and other	6,331	5,925
Deferred income tax assets	15,846	16,362
Total assets	$3,695,680	$3,646,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,153	$8,749
Accrued expenses	143,287	131,693
Total current liabilities before client fund obligations	149,440	140,442
Client fund obligations	2,625,355	2,531,789
Total current liabilities	2,774,795	2,672,231
Long-term operating lease liabilities	62,471	60,584
Other long-term liabilities	3,731	3,584
Deferred income tax liabilities	11,820	17,739
Total liabilities	$2,852,817	$2,754,138
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2023 and September 30, 2023	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2023 and September 30, 2023; 55,912 shares issued and outstanding at June 30, 2023 and 56,167 shares issued and outstanding at September 30, 2023	56	56
Additional paid-in capital	380,632	395,771
Retained earnings	466,690	501,207
Accumulated other comprehensive loss	(4,515)	(4,395)
Total stockholders' equity	$842,863	$892,639
Total liabilities and stockholders’ equity	$3,695,680	$3,646,777

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2022	2023
Revenues:
Recurring and other revenue	$245,406	$291,685
Interest income on funds held for clients	7,874	25,901
Total revenues	253,280	317,586
Cost of revenues	84,543	101,467
Gross profit	168,737	216,119
Operating expenses:
Sales and marketing	71,063	80,403
Research and development	40,093	44,605
General and administrative	50,492	49,922
Total operating expenses	161,648	174,930
Operating income	7,089	41,189
Other income (expense)	(163)	3,225
Income before income taxes	6,926	44,414
Income tax expense (benefit)	(23,426)	9,897
Net income	$30,352	$34,517
Other comprehensive income (loss), net of tax	(2,372)	120
Comprehensive income	$27,980	$34,637

Net income per share:
Basic	$0.55	$0.62
Diluted	$0.54	$0.61

Weighted-average shares used in computing net income per share:
Basic	55,453	56,037
Diluted	56,664	56,881
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	43,471	—	—	43,471
Stock options exercised	235	—	2,832	—	—	2,832
Issuance of common stock upon vesting of restricted stock units	549	1	(1)	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(310)	—	(76,900)	—	—	(76,900)
Unrealized losses on securities, net of tax	—	—	—	—	(2,372)	(2,372)
Net income	—	—	—	30,352	—	30,352
Balances at September 30, 2022	55,664	$56	$259,245	$356,220	$(4,675)	$610,846

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	43,964	—	—	43,964
Stock options exercised	14	—	223	—	—	223
Issuance of common stock upon vesting of equity awards	387	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(146)	—	(29,048)	—	—	(29,048)
Unrealized gains on securities, net of tax	—	—	—	—	120	120
Net income	—	—	—	34,517	—	34,517
Balances at September 30, 2023	56,167	$56	$395,771	$501,207	$(4,395)	$892,639
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net income	$30,352	$34,517
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	39,813	39,005
Depreciation and amortization expense	14,267	17,121
Deferred income tax expense (benefit)	(23,415)	5,391
Provision for credit losses	266	181
Net accretion of discounts on available-for-sale securities	(842)	(1,392)
Amortization of debt issuance costs	94	65
Other	125	124
Changes in operating assets and liabilities:
Accounts receivable	(6,020)	(4,801)
Deferred contract costs	(19,328)	(14,985)
Prepaid expenses and other	614	(1,669)
Accounts payable	(1,805)	1,569
Accrued expenses and other	(17,734)	(12,984)
Net cash provided by operating activities	16,387	62,142
Cash flows from investing activities:
Purchases of available-for-sale securities	(118,926)	(92,567)
Proceeds from sales and maturities of available-for-sale securities	42,850	101,216
Capitalized internal-use software costs	(9,953)	(14,193)
Purchases of property and equipment	(3,447)	(3,454)
Other investing activities	—	(406)
Net cash used in investing activities	(89,476)	(9,404)
Cash flows from financing activities:
Net change in client fund obligations	(1,688,339)	(93,566)
Taxes paid related to net share settlement of equity awards	(74,071)	(28,825)
Payment of debt issuance costs	(855)	(11)
Net cash used in financing activities	(1,763,265)	(122,402)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(1,836,354)	(69,664)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	3,793,453	2,421,312
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$1,957,099	$2,351,648
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$—	$1,803
Liabilities assumed for acquisitions	$117	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$62	$124
Cash paid for income taxes	$19	$6,207
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$65,484	$305,031
Funds held for clients' cash and cash equivalents	1,891,615	2,046,617
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,957,099	$2,351,648
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2023 included in the Company’s Annual Report on Form 10-K.
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
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2022	2023
Recurring fees	$236,819	$279,899
Implementation services and other	8,587	11,786
Total revenues from contracts	$245,406	$291,685
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended September 30,
	2022	2023
Balance at beginning of the period	$12,233	$22,617
Deferral of revenue	8,232	10,644
Revenue recognized	(6,270)	(9,121)
Balance at end of the period	$14,195	$24,140
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $18,695 in fiscal 2024, $5,035 in fiscal 2025 and $410 in fiscal 2026 and thereafter.

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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$18,912	$(10,367)	$191,088
Costs to fulfill a contract	106,025	16,862	(5,363)	117,524
Total	$288,568	$35,774	$(15,730)	$308,612

	Three Months Ended September 30, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$17,760	$(12,316)	$224,409
Costs to fulfill a contract	153,366	18,455	(8,004)	163,817
Total	$372,331	$36,215	$(20,320)	$388,226
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $72,578 as of September 30, 2023, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
(4) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2023	$1,620
Charged to expense	181
Write-offs	(49)
Balance at September 30, 2023	$1,752

Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2023	September 30, 2023
Capitalized internal-use software	$248,738	$267,668
Accumulated amortization	(162,611)	(172,146)
Capitalized internal-use software, net	$86,127	$95,522
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $7,042 and $9,535 for the three months ended September 30, 2022 and 2023, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2023	September 30, 2023
Office equipment	$2,508	$2,743
Computer equipment	58,670	59,339
Furniture and fixtures	12,958	13,024
Software	11,127	11,336
Leasehold improvements	48,159	48,643
Time clocks rented by clients	8,533	8,921
Total	141,955	144,006
Accumulated depreciation	(77,886)	(80,665)
Property and equipment, net	$64,069	$63,341
Depreciation expense amounted to $4,454 and $5,050 for the three months ended September 30, 2022 and 2023, respectively.
There were no changes to goodwill between the year ended June 30, 2023 and September 30, 2023. The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2023	September 30, 2023	Weighted average useful life (years)
Proprietary technology	$43,129	$43,129	6.0
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	68,569
Accumulated amortization	(34,042)	(36,578)
Intangible assets, net	$34,527	$31,991
Amortization expense for acquired intangible assets was $2,771 and $2,536 for the three months ended September 30, 2022 and 2023, respectively, and is included in Cost of revenues and General and administrative.

Future amortization expense for acquired intangible assets as of September 30, 2023 is as follows:

Remainder of fiscal 2024	$7,407
Fiscal 2025	8,888
Fiscal 2026	7,269
Fiscal 2027	4,893
Fiscal 2028	3,029
Thereafter	505
Total	$31,991
The components of accrued expenses were as follows:

	June 30, 2023	September 30, 2023
Accrued payroll and personnel costs	$85,019	$71,528
Operating lease liabilities	7,800	8,423
Deferred revenue	24,539	26,141
Other	25,929	25,601
Total accrued expenses	$143,287	$131,693
(5) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$288,767	$—	$—	$288,767
Funds held for clients' cash and cash equivalents	2,132,545	—	—	2,132,545
Available-for-sale securities:
Commercial paper	110,003	12	(138)	109,877
Corporate bonds	112,262	18	(1,867)	110,413
Asset-backed securities	30,061	10	(337)	29,734
Certificates of deposit	68,247	5	(93)	68,159
U.S. treasury securities	158,839	—	(2,839)	156,000
U.S government agency securities	8,000	—	(513)	7,487
Other	7,329	—	(129)	7,200
Total available-for-sale securities	494,741	45	(5,916)	488,870
Total investments	$2,916,053	$45	$(5,916)	$2,910,182

	September 30, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$305,031	$—	$—	$305,031
Funds held for clients' cash and cash equivalents	2,046,617	—	—	2,046,617
Available-for-sale securities:
Commercial paper	70,578	3	(59)	70,522
Corporate bonds	149,159	2	(2,123)	147,038
Asset-backed securities	36,051	7	(314)	35,744
Certificates of deposit	54,168	10	(35)	54,143
U.S. treasury securities	159,239	—	(2,685)	156,554
U.S government agency securities	8,000	—	(447)	7,553
Other	10,289	—	(107)	10,182
Total available-for-sale securities	487,484	22	(5,770)	481,736
Total investments	$2,839,132	$22	$(5,770)	$2,833,384
All available-for-sale securities were included in Funds held for clients at June 30, 2023 and September 30, 2023.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2023 and September 30, 2023.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2023	September 30, 2023
Cash and cash equivalents	$288,767	$305,031
Funds held for clients	2,621,415	2,528,353
Total investments	$2,910,182	$2,833,384
Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2023 and September 30, 2023 had fair market value as follows:

	June 30, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(138)	$96,665	$—	$—	$(138)	$96,665
Corporate bonds	(695)	71,089	(1,172)	32,807	(1,867)	103,896
Asset-backed securities	(233)	23,313	(104)	2,038	(337)	25,351
Certificates of deposit	(93)	52,254	—	—	(93)	52,254
U.S. treasury securities	(1,075)	95,388	(1,764)	60,612	(2,839)	156,000
U.S. government agency securities	—	—	(513)	7,487	(513)	7,487
Other	(71)	5,326	(58)	1,874	(129)	7,200
Total available-for-sale securities	$(2,305)	$344,035	$(3,611)	$104,818	$(5,916)	$448,853

	September 30, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(59)	$63,818	$—	$—	$(59)	$63,818
Corporate bonds	(957)	107,622	(1,166)	32,451	(2,123)	140,073
Asset-backed securities	(41)	20,986	(273)	10,459	(314)	31,445
Certificates of deposit	(35)	37,913	—	—	(35)	37,913
U.S. treasury securities	(1,023)	86,842	(1,662)	67,213	(2,685)	154,055
U.S. government agency securities	—	—	(447)	7,553	(447)	7,553
Other	(26)	2,768	(81)	3,564	(107)	6,332
Total available-for-sale securities	$(2,141)	$319,949	$(3,629)	$121,240	$(5,770)	$441,189
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2022 or 2023. All securities in the Company’s portfolio held an A-1 rating or better as of September 30, 2023.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2022 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended September 30, 2022 or 2023.
Expected maturities of available-for-sale securities at September 30, 2023 were as follows:

	Amortized cost	Fair value
One year or less	$207,177	$205,662
One year to two years	171,288	168,364
Two years to three years	88,935	87,761
Three years to five years	20,084	19,949
Total available-for-sale securities	$487,484	$481,736
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
The Company measures certain cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2023 and September 30, 2023 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2023 or September 30, 2023.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$288,767	$288,767	$—	$—
Funds held for clients' cash and cash equivalents	2,132,545	2,132,545	—	—
Available-for-sale securities:
Commercial paper	109,877	—	109,877	—
Corporate bonds	110,413	—	110,413	—
Asset-backed securities	29,734	—	29,734	—
Certificates of deposit	68,159	—	68,159	—
U.S. treasury securities	156,000	—	156,000	—
U.S government agency securities	7,487	—	7,487	—
Other	7,200	—	7,200	—
Total available-for-sale securities	488,870	—	488,870	—
Total investments	$2,910,182	$2,421,312	$488,870	$—

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$305,031	$305,031	$—	$—
Funds held for clients' cash and cash equivalents	2,046,617	2,046,617	—	—
Available-for-sale securities:
Commercial paper	70,522	—	70,522	—
Corporate bonds	147,038	—	147,038	—
Asset-backed securities	35,744	—	35,744	—
Certificates of deposit	54,143	—	54,143	—
U.S. treasury securities	156,554	—	156,554	—
U.S government agency securities	7,553	—	7,553	—
Other	10,182	—	10,182	—
Total available-for-sale securities	481,736	—	481,736	—
Total investments	$2,833,384	$2,351,648	$481,736	$—
(7) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). The Company had no borrowings at June 30, 2023 or September 30, 2023.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of September 30, 2023, the Company was in compliance with all of the aforementioned covenants.
(8) Stock-Based Compensation
The Company maintains a 2014 Equity Incentive Plan (the “2014 Plan”) pursuant to which the Company has reserved shares of its common stock for issuance to its employees, directors and non-employee third parties. The number of shares of common stock reserved for issuance under the 2014 Plan may increase each calendar year, continuing through and including January 1, 2024. The number of shares added each year may be equal to the lesser of (a) four and five tenths percent (4.5%) of the number of shares of common stock of the Company issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Company’s board of directors.
As of September 30, 2023, the Company had 13,444 shares allocated to the 2014 Plan, of which 2,076 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2014 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plan during the three months ended September 30, 2023:

Number of Shares
Available for grant at July 1, 2023	11,998
RSUs granted	(721)
MSUs granted	(86)
Shares withheld in settlement of taxes and/or exercise price	146
Forfeitures	31
Available for grant at September 30, 2023	11,368

Stock-based compensation expense related to restricted stock units (“RSUs”), market share units (“MSUs”) and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,
	2022	2023
Cost of revenues	$4,041	$4,943
Sales and marketing	9,559	9,225
Research and development	8,802	9,758
General and administrative	17,411	15,079
Total stock-based compensation expense	$39,813	$39,005
In addition, the Company capitalized $2,942 and $4,049 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2022 and 2023, respectively.
There were no stock options granted during the three months ended September 30, 2023. The table below presents stock option activity during the three months ended September 30, 2023:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2023	288	$23.63	1.2	$46,129
Options exercised	(14)	$17.02
Option balance at September 30, 2023	274	$23.95	0.9	$43,157
Options vested and exercisable at September 30, 2023	274	$23.95	0.9	$43,157
The total intrinsic value of options exercised was $48,143 and $2,494 during the three months ended September 30, 2022 and 2023, respectively.
The Company grants RSUs under the 2014 Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date and have time-based vesting conditions.
The following table represents restricted stock unit activity during the three months ended September 30, 2023:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2023	1,242	$225.30
RSUs granted	721	$195.06
RSUs vested	(327)	$179.23
RSUs forfeited	(31)	$201.67
RSU balance at September 30, 2023	1,605	$221.56
At September 30, 2023, there was $219,879 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units granted. That cost is expected to be recognized over a weighted average period of 2.0 years.
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

The following table represents market share unit activity during the three months ended September 30, 2023:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2023	171	$320.38
MSUs granted	86	$256.66
MSUs vested	(60)	$178.04
MSU balance at September 30, 2023	197	$335.84
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Three Months Ended September 30,
	2022	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	51.0%	44.5%
Expected term (years)	3.04	3.04
Risk‑free interest rate	3.11%	4.58%
At September 30, 2023, there was $21,666 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs. That cost is expected to be recognized over a period of 1.8 years.
(9) Litigation
On November 16, 2020, a potential class action complaint was filed against the Company with the Circuit Court of Cook County alleging that the Company violated the Illinois Biometric Information Privacy Act. The complaint seeks statutory damages, attorney’s fees and other costs. On September 11, 2023, a second potential class action complaint was filed against the Company with the Circuit Court of Cook County that alleges violations of the Illinois Biometric Information Privacy Act that overlap with claims in the first action. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend against these lawsuits.
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
(10) Income Taxes
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
The Company's effective tax rate was (338.2)% and 22.3% for the three months ended September 30, 2022 and 2023, respectively. The Company's effective tax rate for the three months ended September 30, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease to the valuation allowance. The Company's effective tax rate for the three months ended September 30, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes, partially offset by federal research and development tax credits.

(11) Net Income Per Share
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

	Three Months Ended September 30,
	2022	2023
Numerator:
Net income	$30,352	$34,517

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,453	56,037
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	1,211	844
Diluted	56,664	56,881

Net income per share:
Basic	$0.55	$0.62
Diluted	$0.54	$0.61
The following table summarizes the outstanding restricted stock units and market share units as of September 30, 2022 and 2023 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended September 30,
	2022	2023
Market share units	—	10
Restricted stock units	647	72
Total	647	82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including items discussed below and under Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on August 4, 2023.
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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $253.3 million for the three months ended September 30, 2022 to $317.6 million for the three months ended September 30, 2023, representing a 25% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to the addition of new clients as compared to the prior fiscal year. Our revenue growth in future periods may be impacted by fluctuations in client employee counts, potential increases in client losses, a changing interest rate environment, uncertainties around market and economic conditions including inflation risk, among other factors.
Adjusted Gross Profit and Adjusted EBITDA
We disclose Adjusted Gross Profit and Adjusted EBITDA, which are non-GAAP measures, because we use them to evaluate our performance, and we believe Adjusted Gross Profit and Adjusted EBITDA assist in the comparison of our performance across reporting periods by excluding certain items that we do not believe are indicative of our core operating performance. We believe these metrics are commonly used in the financial community, and we present them to enhance investors’ understanding of our operating performance and cash flows.
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

	Three Months Ended September 30,
	2022	2023

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$168,737	$216,119
Amortization of capitalized internal-use software costs	7,042	9,535
Amortization of certain acquired intangibles	1,854	1,854
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	5,045	5,602
Other items (1)	19	—
Adjusted Gross Profit	$182,697	$233,110

	Three Months Ended September 30,
	2022	2023

	(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$30,352	$34,517
Interest expense	187	190
Income tax expense (benefit)	(23,426)	9,897
Depreciation and amortization expense	14,267	17,121
EBITDA	21,380	61,725
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	44,978	41,976
Other items (2)	265	1,185
Adjusted EBITDA	$66,623	$104,886
(1)Represents acquisition-related costs.
(2)Represents acquisition and other nonrecurring transaction-related costs.

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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not a good indicator of our financial results in any given period. Recurring and other revenue accounted for 97% and 92% of our total revenues for the three months ended September 30, 2022 and 2023, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $7.0 million and $9.5 million of capitalized internal-use software costs during the three months ended September 30, 2022 and 2023, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2022 and 2023.

	Three Months Ended September 30,
	2022	2023

	(in thousands)
Capitalized portion of research and development	$11,750	$18,930
Expensed portion of research and development	40,093	44,605
Total research and development	$51,843	$63,535
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including wages, stock-based compensation, bonuses and benefits for our finance and accounting, legal, information systems, human resources and other administrative departments. Additional expenses include consulting and professional fees, occupancy costs, insurance and other corporate expenses. While we expect our general and administrative expenses to continue to increase in absolute dollars as our company continues to grow, we expect to realize cost efficiencies as our business scales.
Other Income (Expense)
Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents, net of losses on disposals of property and equipment and interest expense related to our revolving credit facility.

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2022	2023

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$245,406	$291,685
Interest income on funds held for clients	7,874	25,901
Total revenues	253,280	317,586
Cost of revenues	84,543	101,467
Gross profit	168,737	216,119
Operating expenses:
Sales and marketing	71,063	80,403
Research and development	40,093	44,605
General and administrative	50,492	49,922
Total operating expenses	161,648	174,930
Operating income	7,089	41,189
Other income (expense)	(163)	3,225
Income before income taxes	6,926	44,414
Income tax expense (benefit)	(23,426)	9,897
Net income	$30,352	$34,517
The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended September 30,
	2022	2023
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	97%	92%
Interest income on funds held for clients	3%	8%
Total revenues	100%	100%
Cost of revenues	33%	32%
Gross profit	67%	68%
Operating expenses:
Sales and marketing	28%	25%
Research and development	16%	14%
General and administrative	20%	16%
Total operating expenses	64%	55%
Operating income	3%	13%
Other income (expense)	0%	1%
Income before income taxes	3%	14%
Income tax expense (benefit)	(9)%	3%
Net income	12%	11%

Comparison of Three Months Ended September 30, 2022 and 2023
Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2022	2023	$	%
Recurring and other revenue	$245,406	$291,685	$46,279	19%
Percentage of total revenues	97%	92%
Interest income on funds held for clients	$7,874	$25,901	$18,027	229%
Percentage of total revenues	3%	8%
Recurring and Other Revenue
Recurring and other revenue for the three months ended September 30, 2023 increased by $46.3 million, or 19%, to $291.7 million from $245.4 million for three months ended September 30, 2022. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended September 30, 2023 increased by $18.0 million, or 229%, to $25.9 million from $7.9 million for the three months ended September 30, 2022. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2022	2023	$	%
Cost of revenues	$84,543	$101,467	$16,924	20%
Percentage of total revenues	33%	32%
Gross margin	67%	68%
Cost of Revenues
Cost of revenues for the three months ended September 30, 2023 increased by $16.9 million, or 20%, to $101.5 million from $84.5 million for the three months ended September 30, 2022. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $9.8 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $3.7 million in additional delivery and other processing costs, and $2.5 million in additional amortization of internal use software. Gross margin increased from 67% for the three months ended September 30, 2022 to 68% for the three months ended September 30, 2023.

Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2023	$	%
Sales and marketing	$71,063	$80,403	$9,340	13%
Percentage of total revenues	28%	25%
Sales and marketing expenses for the three months ended September 30, 2023 increased by $9.3 million, or 13%, to $80.4 million from $71.1 million for the three months ended September 30, 2022. The increase in sales and marketing expense was primarily due to $6.8 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended September 30,		Change
	2022	2023	$	%
Research and development	$40,093	$44,605	$4,512	11%
Percentage of total revenues	16%	14%
Research and development expenses for the three months ended September 30, 2023 increased by $4.5 million, or 11%, to $44.6 million from $40.1 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily due to $8.6 million of additional employee-related costs related to additional development personnel, partially offset by $6.0 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Three Months Ended September 30,		Change
	2022	2023	$	%
General and administrative	$50,492	$49,922	$(570)	(1)%
Percentage of total revenues	20%	16%
General and administrative expenses for the three months ended September 30, 2023 decreased by $0.6 million, or 1%, to $49.9 million from $50.5 million for the three months ended September 30, 2022. General and administrative expenses did not materially change compared to the three months ended September 30, 2022 as we continue to focus on achieving cost efficiencies as our business scales.
Other income for the three months ended September 30, 2023 increased by $3.2 million as compared to the three months ended September 30, 2022. The change in other income was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates.
Income Taxes
Our effective tax rate was (338.2)% and 22.3% for the three months ended September 30, 2022 and 2023, respectively. Our effective tax rate for the three months ended September 30, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease to the valuation allowance. Our effective tax rate for the three months ended September 30, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes, partially offset by federal research and development tax credits.
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
Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2023 included in our Annual Report on Form 10-K filed with the SEC on August 4, 2023.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2023, our principal source of liquidity was $305.0 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of September 30, 2023. Refer to Note 7 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the amended credit agreement.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of September 30, 2023, we did not have any corporate investments classified as available-for-sale securities.
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
Funds held for clients and client fund obligations vary substantially from period to period as a result of the timing of payroll and tax obligations due. Our payroll processing activities involve the movement of significant funds from accounts of employers to employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between our payment of amounts due to employees and taxing and other regulatory authorities and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with various major U.S. banks to execute ACH and wire transfers to support our client payroll and tax services. We believe we have sufficient capacity under these ACH arrangements to handle all transaction volumes for the foreseeable future. We primarily collect fees for our services via ACH transactions at the same time we debit the client’s account for payroll and tax obligations and thus are able to reduce collectability and accounts receivable risks.
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.
The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2022	2023
Net cash provided by operating activities	$16,387	$62,142
Cash flows from investing activities:
Purchases of available-for-sale securities	(118,926)	(92,567)
Proceeds from sales and maturities of available-for-sale securities	42,850	101,216
Capitalized internal-use software costs	(9,953)	(14,193)
Purchases of property and equipment	(3,447)	(3,454)
Other investing activities	—	(406)
Net cash used in investing activities	(89,476)	(9,404)
Cash flows from financing activities:
Net change in client fund obligations	(1,688,339)	(93,566)
Taxes paid related to net share settlement of equity awards	(74,071)	(28,825)
Payment of debt issuance costs	(855)	(11)
Net cash used in financing activities	(1,763,265)	(122,402)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(1,836,354)	$(69,664)
Operating Activities
Net cash provided by operating activities was $16.4 million and $62.1 million for the three months ended September 30, 2022 and 2023, respectively. The change in net cash provided by operating activities from the three months ended September 30, 2022 to the three months ended September 30, 2023 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), accompanied by net changes in operating assets and liabilities during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Investing Activities
Net cash used in investing activities was $89.5 million and $9.4 million for the three months ended September 30, 2022 and 2023, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $58.4 million in additional proceeds from the sales and maturities of available-for-sale securities and $26.4 million in fewer purchases of available-for-sale securities, partially offset by $4.2 million in additional capitalized internal-use software costs during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Financing Activities
Net cash used in financing activities was $1,763.3 million and $122.4 million for the three months ended September 30, 2022 and 2023, respectively. The change in net cash used in financing activities was primarily the result of a decrease in client fund obligations of $1,594.8 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Contractual Obligations and Commitments
At September 30, 2023, our principal commitments consisted of $79.5 million in operating lease obligations, of which $10.7 million is due in the next twelve months. We also had $53.4 million in purchase obligations, of which $31.8 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $3.4 million and $3.5 million for the three months ended September 30, 2022 and 2023, respectively, exclusive of capitalized internal-use software costs of $10.0 million and $14.2 million for the same periods, respectively.
New Accounting Pronouncements
Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures including risks relating to changes in the general economic conditions in the United States. Refer to “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on August 4, 2023 for risks related to our business.
We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $305.0 million and funds held for clients of $2,528.4 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $5.9 million as of September 30, 2023. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $5.9 million as of September 30, 2023. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 7 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of September 30, 2023, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on August 4, 2023.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold (1)		Duration (2)	Adoption Date	Expiration Date
Steven R. Beauchamp Co-Chief Executive Officer and Director	Up to 222,116	(3)	November 6, 2023 - August 30, 2024	August 7, 2023	August 30, 2024
Rachit Lohani Chief Technology Officer	Up to 8,344	(4)	December 5, 2023 - September 30, 2025	September 5, 2023	September 30, 2025
Ryan Glenn Chief Financial Officer and Treasurer	Up to 7,900	(4)	January 10, 2024 - December 31, 2024	September 14, 2023	December 31, 2024
Katherine Ross Senior Vice President of Operations	Up to 7,220	(4)	December 15, 2023 - December 31, 2024	September 15, 2023	December 31, 2024
Steven I. Sarowitz Chairman of the Board	1,100,000		January 2, 2024 - December 31, 2024	September 15, 2023	December 31, 2024

(1)    The volume of sales is determined, in part, based on pricing triggers outlined in each adopting person's trading arrangement.
(2)    Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(3)    Includes the sale of up to 100,000 shares based on pricing triggers and the exercise of 122,116 stock options that expire in March 2024 and the related sale of the net shares acquired upon exercise after withholding by the Company of shares in payment of exercise price and applicable taxes.
(4)    Includes shares subject to certain outstanding equity awards with time- and/or market-based vesting conditions. For shares subject to market-based vesting conditions, the number of shares included in the table above assumes the maximum achievement of the market-based market conditions. Additionally, for both time- and market-based vesting awards, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2023.

Item 6. Exhibits

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

PAYLOCITY HOLDING CORPORATION

Date:	November 3, 2023	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 3, 2023	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 3, 2023	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)