Form 10-Q
period 2023-12-31
Paylocity Holding Corp
filed 2024-02-09
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,331,387 shares of Common Stock, $0.001 par value per share, as of February 2, 2024.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended December 31, 2023

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2023	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$288,767	$366,904
Accounts receivable, net	25,085	32,476
Deferred contract costs	78,109	87,065
Prepaid expenses and other	35,061	48,517
Total current assets before funds held for clients	427,022	534,962
Funds held for clients	2,621,415	3,271,736
Total current assets	3,048,437	3,806,698
Capitalized internal-use software, net	86,127	103,281
Property and equipment, net	64,069	63,150
Operating lease right-of-use assets	44,067	37,441
Intangible assets, net	34,527	32,466
Goodwill	102,054	109,558
Long-term deferred contract costs	294,222	317,915
Long‑term prepaid expenses and other	6,331	5,567
Deferred income tax assets	15,846	16,644
Total assets	$3,695,680	$4,492,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,153	$7,973
Accrued expenses	143,287	147,121
Total current liabilities before client fund obligations	149,440	155,094
Client fund obligations	2,625,355	3,267,771
Total current liabilities	2,774,795	3,422,865
Long-term operating lease liabilities	62,471	50,963
Other long-term liabilities	3,731	4,177
Deferred income tax liabilities	11,820	27,942
Total liabilities	$2,852,817	$3,505,947
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2023	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2023 and December 31, 2023; 55,912 shares issued and outstanding at June 30, 2023 and 56,313 shares issued and outstanding at December 31, 2023	56	56
Additional paid-in capital	380,632	446,860
Retained earnings	466,690	539,323
Accumulated other comprehensive income (loss)	(4,515)	534
Total stockholders' equity	$842,863	$986,773
Total liabilities and stockholders’ equity	$3,695,680	$4,492,720

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Revenues:
Recurring and other revenue	$256,434	$298,416	$501,840	$590,101
Interest income on funds held for clients	16,574	27,945	24,448	53,846
Total revenues	273,008	326,361	526,288	643,947
Cost of revenues	90,076	107,399	174,619	208,866
Gross profit	182,932	218,962	351,669	435,081
Operating expenses:
Sales and marketing	75,694	79,777	146,757	160,180
Research and development	41,029	46,139	81,122	90,744
General and administrative	48,001	43,340	98,493	93,262
Total operating expenses	164,724	169,256	326,372	344,186
Operating income	18,208	49,706	25,297	90,895
Other income (expense)	(5)	3,800	(168)	7,025
Income before income taxes	18,203	53,506	25,129	97,920
Income tax expense (benefit)	2,603	15,390	(20,823)	25,287
Net income	$15,600	$38,116	$45,952	$72,633
Other comprehensive income (loss), net of tax	516	4,929	(1,856)	5,049
Comprehensive income	$16,116	$43,045	$44,096	$77,682

Net income per share:
Basic	$0.28	$0.68	$0.83	$1.29
Diluted	$0.28	$0.67	$0.81	$1.28

Weighted-average shares used in computing net income per share:
Basic	55,721	56,244	55,587	56,140
Diluted	56,474	56,855	56,559	56,906
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2022	55,664	56	259,245	356,220	(4,675)	$610,846
Stock-based compensation	—	—	47,653	—	—	47,653
Stock options exercised	7	—	109	—	—	109
Issuance of common stock upon vesting of restricted stock units	60	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	8,450	—	—	8,450
Net settlement for taxes and/or exercise price related to equity awards	(24)	—	(5,407)	—	—	(5,407)
Unrealized gains on securities, net of tax	—	—	—	—	516	516
Net income	—	—	—	15,600	—	15,600
Balances at December 31, 2022	55,768	$56	$310,050	$371,820	$(4,159)	$677,767

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2023	56,167	56	395,771	501,207	(4,395)	$892,639
Stock-based compensation	—	—	48,120	—	—	48,120
Stock options exercised	14	—	261	—	—	261
Issuance of common stock upon vesting of restricted stock units	102	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	73	—	9,534	—	—	9,534
Net settlement for taxes and/or exercise price related to equity awards	(43)	—	(6,826)	—	—	(6,826)
Unrealized gains on securities, net of tax	—	—	—	—	4,929	4,929
Net income	—	—	—	38,116	—	38,116
Balances at December 31, 2023	56,313	$56	$446,860	$539,323	$534	$986,773

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	91,124	—	—	91,124
Stock options exercised	242	—	2,941	—	—	2,941
Issuance of common stock upon vesting of restricted stock units	609	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	8,450	—	—	8,450
Net settlement for taxes and/or exercise price related to equity awards	(334)	—	(82,307)	—	—	(82,307)
Unrealized losses on securities, net of tax	—	—	—	—	(1,856)	(1,856)
Net income	—	—	—	45,952	—	45,952
Balances at December 31, 2022	55,768	$56	$310,050	$371,820	$(4,159)	$677,767

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	92,084	—	—	92,084
Stock options exercised	28	—	484	—	—	484
Issuance of common stock upon vesting of equity awards	489	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	73	—	9,534	—	—	9,534
Net settlement for taxes and/or exercise price related to equity awards	(189)	—	(35,874)	—	—	(35,874)
Unrealized gains on securities, net of tax	—	—	—	—	5,049	5,049
Net income	—	—	—	72,633	—	72,633
Balances at December 31, 2023	56,313	$56	$446,860	$539,323	$534	$986,773
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2022	2023
Cash flows from operating activities:
Net income	$45,952	$72,633
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	83,364	82,213
Depreciation and amortization expense	29,094	35,501
Deferred income tax expense (benefit)	(20,856)	15,225
Provision for credit losses	602	463
Net accretion of discounts on available-for-sale securities	(2,039)	(2,683)
Other	1,410	(3,870)
Changes in operating assets and liabilities:
Accounts receivable	(9,377)	(7,052)
Deferred contract costs	(40,638)	(30,743)
Prepaid expenses and other	616	(11,328)
Accounts payable	(392)	1,131
Accrued expenses and other	(8,979)	(14,278)
Net cash provided by operating activities	78,757	137,212
Cash flows from investing activities:
Purchases of available-for-sale securities	(296,060)	(164,815)
Proceeds from sales and maturities of available-for-sale securities	190,253	150,851
Capitalized internal-use software costs	(19,740)	(29,483)
Purchases of property and equipment	(6,663)	(6,142)
Acquisitions of businesses, net of cash acquired	—	(12,015)
Other investing activities	29	(583)
Net cash used in investing activities	(132,181)	(62,187)
Cash flows from financing activities:
Net change in client fund obligations	(922,079)	642,416
Proceeds from employee stock purchase plan	8,450	9,534
Taxes paid related to net share settlement of equity awards	(79,369)	(35,390)
Other financing activities	(864)	13,356
Net cash provided by (used in) financing activities	(993,862)	629,916
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(1,047,286)	704,941
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	3,793,453	2,421,312
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,746,167	$3,126,253
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment, accrued but not paid	$—	$3,422
Liabilities assumed for acquisitions	$117	$382
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$157	$247
Cash paid (refunds received) for income taxes	$(158)	$25,561
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$120,053	$366,904
Funds held for clients' cash and cash equivalents	2,626,114	2,759,349
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,746,167	$3,126,253
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2023 included in the Company’s Annual Report on Form 10-K.
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

(d) Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker along with other incremental segment information. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of this ASU to its consolidated financial statements and related disclosures and is evaluating the timing of adoption.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact of this ASU to its consolidated financial statements and related disclosures and is evaluating the method and timing of adoption.
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
(3) Revenue
The Company derives its revenue from contracts predominantly from recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company also offers term agreements to its clients, which are generally two years in length. Recurring fees are derived from payroll, timekeeping, and HR-related cloud-based computing services. The majority of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to payroll services are satisfied upon the processing of the client’s payroll with the fee charged and collected based on a per employee per payroll frequency fee. The performance obligations related to time and attendance services and HR related services are satisfied over time each month with the fee charged and collected based on a per employee per month fee. For subscription-based fees which can include payroll, time and attendance, and other HCM related services, the Company recognizes the applicable recurring fees over time each month with the fee charged and collected based on a per employee per month fee. Implementation services and other consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract.
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Recurring fees	$247,522	$285,140	$484,341	$565,039
Implementation services and other	8,912	13,276	17,499	25,062
Total revenues from contracts	$256,434	$298,416	$501,840	$590,101
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

The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Balance at beginning of the period	$14,195	$24,140	$12,233	$22,617
Deferral of revenue	12,002	11,588	20,234	22,232
Revenue recognized	(6,460)	(9,483)	(12,730)	(18,604)
Balance at end of the period	$19,737	$26,245	$19,737	$26,245
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $17,203 in fiscal 2024, $7,841 in fiscal 2025 and $1,201 in fiscal 2026 and thereafter.
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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$191,088	$20,310	$(10,845)	$200,553
Costs to fulfill a contract	117,524	18,803	(6,010)	130,317
Total	$308,612	$39,113	$(16,855)	$330,870

	Three Months Ended December 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$224,409	$18,576	$(12,928)	$230,057
Costs to fulfill a contract	163,817	19,805	(8,699)	174,923
Total	$388,226	$38,381	$(21,627)	$404,980

	Six Months Ended December 31, 2022
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$39,222	$(21,212)	$200,553
Costs to fulfill a contract	106,025	35,665	(11,373)	130,317
Total	$288,568	$74,887	$(32,585)	$330,870

	Six Months Ended December 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$36,336	$(25,244)	$230,057
Costs to fulfill a contract	153,366	38,260	(16,703)	174,923
Total	$372,331	$74,596	$(41,947)	$404,980
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $70,999 as of December 31, 2023, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
(4) Business Combination

On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The preliminary allocation of the purchase price for Trace was approximately $7,504 of goodwill, $3,000 of proprietary technology and other immaterial assets and liabilities. The Company accounted for this transaction as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of the acquisition with the excess consideration paid recorded as goodwill. The fair values of all assets acquired and liabilities assumed are currently provisional and are subject to change over the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. The measurement period will end no later than one year from the acquisition date.

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the transaction and are not material to the Company. Pro forma information is not presented because the effects of the acquisition are not material to the Company’s consolidated financial statements. The goodwill related to this transaction is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with the Trace acquisition is not deductible for income tax purposes. Direct costs related to the acquisition were immaterial and were expensed as incurred as General and administrative expense in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2023	$1,620
Charged to expense	463
Write-offs	(314)
Balance at December 31, 2023	$1,769
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2023	December 31, 2023
Capitalized internal-use software	$248,738	$286,103
Accumulated amortization	(162,611)	(182,822)
Capitalized internal-use software, net	$86,127	$103,281
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $7,478 and $10,676 for the three months ended December 31, 2022 and 2023, respectively, and $14,520 and $20,211 for the six months ended December 31, 2022 and 2023, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2023	December 31, 2023
Office equipment	$2,508	$2,792
Computer equipment	58,670	62,301
Furniture and fixtures	12,958	12,986
Software	11,127	11,944
Leasehold improvements	48,159	48,829
Time clocks rented by clients	8,533	9,258
Total	141,955	148,110
Accumulated depreciation	(77,886)	(84,960)
Property and equipment, net	$64,069	$63,150
Depreciation expense amounted to $4,579 and $5,179 for the three months ended December 31, 2022 and 2023, respectively, and $9,033 and $10,229 for the six months ended December 31, 2022 and 2023, respectively.

The following table summarizes changes in goodwill during the six months ended December 31, 2023:

December 31, 2023
Balance at June 30, 2023	$102,054
Addition attributable to acquisition	7,504
Balance at December 31, 2023	$109,558
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2023	December 31, 2023	Weighted average useful life (years)
Proprietary technology	$43,129	$46,129	5.9
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	71,569
Accumulated amortization	(34,042)	(39,103)
Intangible assets, net	$34,527	$32,466
Amortization expense for acquired intangible assets was $2,770 and $2,525 for the three months ended December 31, 2022 and 2023, respectively, and $5,541 and $5,061 for the six months ended December 31, 2022 and 2023, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of December 31, 2023 is as follows:

Remainder of fiscal 2024	$5,182
Fiscal 2025	9,488
Fiscal 2026	7,869
Fiscal 2027	5,493
Fiscal 2028	3,629
Thereafter	805
Total	$32,466
The components of accrued expenses were as follows:

	June 30, 2023	December 31, 2023
Accrued payroll and personnel costs	$85,019	$66,520
Operating lease liabilities	7,800	8,197
Deferred revenue	24,539	30,306
Other	25,929	42,098
Total accrued expenses	$143,287	$147,121

(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$288,767	$—	$—	$288,767
Funds held for clients' cash and cash equivalents	2,132,545	—	—	2,132,545
Available-for-sale securities:
Commercial paper	110,003	12	(138)	109,877
Corporate bonds	112,262	18	(1,867)	110,413
Asset-backed securities	30,061	10	(337)	29,734
Certificates of deposit	68,247	5	(93)	68,159
U.S. treasury securities	158,839	—	(2,839)	156,000
U.S government agency securities	8,000	—	(513)	7,487
Other	7,329	—	(129)	7,200
Total available-for-sale securities	494,741	45	(5,916)	488,870
Total investments	$2,916,053	$45	$(5,916)	$2,910,182

	December 31, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$366,904	$—	$—	$366,904
Funds held for clients' cash and cash equivalents	2,759,349	—	—	2,759,349
Available-for-sale securities:
Commercial paper	49,002	5	(19)	48,988
Corporate bonds	204,682	2,830	(751)	206,761
Asset-backed securities	40,140	336	(160)	40,316
Certificates of deposit	37,620	36	(6)	37,650
U.S. treasury securities	159,125	106	(1,168)	158,063
U.S government agency securities	8,000	—	(323)	7,677
Other	12,819	163	(50)	12,932
Total available-for-sale securities	511,388	3,476	(2,477)	512,387
Total investments	$3,637,641	$3,476	$(2,477)	$3,638,640
All available-for-sale securities were included in Funds held for clients at June 30, 2023 and December 31, 2023.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2023 and December 31, 2023.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2023	December 31, 2023
Cash and cash equivalents	$288,767	$366,904
Funds held for clients	2,621,415	3,271,736
Total investments	$2,910,182	$3,638,640

Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2023 and December 31, 2023 had fair market value as follows:

	June 30, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(138)	$96,665	$—	$—	$(138)	$96,665
Corporate bonds	(695)	71,089	(1,172)	32,807	(1,867)	103,896
Asset-backed securities	(233)	23,313	(104)	2,038	(337)	25,351
Certificates of deposit	(93)	52,254	—	—	(93)	52,254
U.S. treasury securities	(1,075)	95,388	(1,764)	60,612	(2,839)	156,000
U.S. government agency securities	—	—	(513)	7,487	(513)	7,487
Other	(71)	5,326	(58)	1,874	(129)	7,200
Total available-for-sale securities	$(2,305)	$344,035	$(3,611)	$104,818	$(5,916)	$448,853

	December 31, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(19)	$32,846	$—	$—	$(19)	$32,846
Corporate bonds	(60)	24,428	(691)	31,909	(751)	56,337
Asset-backed securities	(5)	6,171	(155)	9,906	(160)	16,077
Certificates of deposit	(6)	21,394	—	—	(6)	21,394
U.S. treasury securities	(178)	80,597	(990)	67,913	(1,168)	148,510
U.S. government agency securities	—	—	(323)	7,677	(323)	7,677
Other	—	—	(50)	3,596	(50)	3,596
Total available-for-sale securities	$(268)	$165,436	$(2,209)	$121,001	$(2,477)	$286,437
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or six months ended December 31, 2022 or 2023. All securities in the Company’s portfolio held an A-1 rating or better as of December 31, 2023.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2022 or 2023. There were no realized gains or losses on the sale of available-for-sale securities for the three or six months ended December 31, 2022 or 2023.

Expected maturities of available-for-sale securities at December 31, 2023 were as follows:

	Amortized cost	Fair value
One year or less	$214,684	$213,663
One year to two years	152,062	151,098
Two years to three years	85,613	86,714
Three years to five years	59,029	60,912
Total available-for-sale securities	$511,388	$512,387
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
The Company measures certain cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2023 and December 31, 2023 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2023 or December 31, 2023.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$288,767	$288,767	$—	$—
Funds held for clients' cash and cash equivalents	2,132,545	2,132,545	—	—
Available-for-sale securities:
Commercial paper	109,877	—	109,877	—
Corporate bonds	110,413	—	110,413	—
Asset-backed securities	29,734	—	29,734	—
Certificates of deposit	68,159	—	68,159	—
U.S. treasury securities	156,000	—	156,000	—
U.S government agency securities	7,487	—	7,487	—
Other	7,200	—	7,200	—
Total available-for-sale securities	488,870	—	488,870	—
Total investments	$2,910,182	$2,421,312	$488,870	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$366,904	$366,904	$—	$—
Funds held for clients' cash and cash equivalents	2,759,349	2,759,349	—	—
Available-for-sale securities:
Commercial paper	48,988	—	48,988	—
Corporate bonds	206,761	—	206,761	—
Asset-backed securities	40,316	—	40,316	—
Certificates of deposit	37,650	—	37,650	—
U.S. treasury securities	158,063	—	158,063	—
U.S government agency securities	7,677	—	7,677	—
Other	12,932	—	12,932	—
Total available-for-sale securities	512,387	—	512,387	—
Total investments	$3,638,640	$3,126,253	$512,387	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
(8) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). The Company had no borrowings at June 30, 2023 or December 31, 2023.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of December 31, 2023, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
In November 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan serves as the successor to the 2014 Equity Incentive Plan (the “2014 Plan”) and permits the granting of restricted stock units ("RSUs"), market share units ("MSUs") and other equity incentives at the discretion of the compensation committee of the Company’s board of directors. No new awards have been or will be issued under the 2014 Plan since the effective date of the 2023 Plan. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan.
As of December 31, 2023, the Company had 2,009 shares available for future grant, and 1,961 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to granted awards that are forfeited or net settled at exercise or release may be reissued under the 2023 Plan to satisfy future issuances.
Stock-based compensation expense related to RSUs, MSUs and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Cost of revenues	$5,232	$5,475	$9,273	$10,418
Sales and marketing	10,795	10,043	20,354	19,268
Research and development	11,292	11,313	20,094	21,071
General and administrative	16,232	16,377	33,643	31,456
Total stock-based compensation expense	$43,551	$43,208	$83,364	$82,213
In addition, the Company capitalized $3,154 and $3,916 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2022 and 2023, respectively, and $6,096 and $7,965 for the six months ended December 31, 2022 and 2023, respectively.
There were no stock options granted during the six months ended December 31, 2023. The table below presents stock option activity during the six months ended December 31, 2023:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2023	288	$23.63	1.2	$46,129
Options exercised	(28)	$17.43
Option balance at December 31, 2023	260	$24.30	0.7	$36,392
Options vested and exercisable at December 31, 2023	260	$24.30	0.7	$36,392

The total intrinsic value of options exercised was $1,484 and $2,206 during the three months ended December 31, 2022 and 2023, respectively, and $49,627 and $4,700 for the six months ended December 31, 2022 and 2023, respectively.
The Company grants RSUs under its equity incentive plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date and have time-based vesting conditions.
The following table represents restricted stock unit activity during the six months ended December 31, 2023:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2023	1,242	$225.30
RSUs granted	753	$193.88
RSUs vested	(429)	$191.68
RSUs forfeited	(62)	$213.01
RSU balance at December 31, 2023	1,504	$219.66
The Company also grants MSUs under its equity incentive plan with terms determined at the discretion of the compensation committee of the Company's board of directors. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over an approximately three-year period. The MSUs cliff-vest at the end of the TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned.
The following table represents market share unit activity during the six months ended December 31, 2023:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2023	171	$320.38
MSUs granted	86	$256.66
MSUs vested	(60)	$178.04
MSU balance at December 31, 2023	197	$335.84
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Six Months Ended December 31,
	2022	2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	51.0% - 52.7%	44.5%
Expected term (years)	2.75 - 3.04	3.04
Risk‑free interest rate	3.11% - 4.01%	4.58%
At December 31, 2023, there was $198,250 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
The Company's effective tax rate was 14.3% and 28.8% for the three months ended December 31, 2022 and 2023, respectively. The Company's effective tax rate for the three months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to a decrease to the valuation allowance, partially offset by non-deductible stock-based compensation under Internal Revenue Code Section 162(m). The Company's effective tax rate for the three months ended December 31, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
The Company's effective tax rate was (82.9)% and 25.8% for the six months ended December 31, 2022 and 2023, respectively. The Company's effective tax rate for the six months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease in the valuation allowance. The Company's effective tax rate for the six months ended December 31, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Numerator:
Net income	$15,600	$38,116	$45,952	$72,633

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,721	56,244	55,587	56,140
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	753	611	972	766
Diluted	56,474	56,855	56,559	56,906

Net income per share:
Basic	$0.28	$0.68	$0.83	$1.29
Diluted	$0.28	$0.67	$0.81	$1.28
The following table summarizes the outstanding restricted stock units and market share units as of December 31, 2022 and 2023 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Market share units	57	17	60	17
Restricted stock units	616	22	601	15
Total	673	39	661	32

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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $273.0 million for the three months ended December 31, 2022 to $326.4 million for the three months ended December 31, 2023, representing a 20% year-over-year increase. Total revenues increased from $526.3 million for the six months ended December 31, 2022 to $643.9 million for the six months ended December 31, 2023, representing a 22% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to the addition of new clients as compared to the prior fiscal year. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$182,932	$218,962	$351,669	$435,081
Amortization of capitalized internal-use software costs	7,478	10,676	14,520	20,211
Amortization of certain acquired intangibles	1,853	1,853	3,707	3,707
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	5,310	5,639	10,355	11,241
Other items (1)	—	—	19	—
Adjusted Gross Profit	$197,573	$237,130	$380,270	$470,240

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$15,600	$38,116	$45,952	$72,633
Interest expense	190	189	377	379
Income tax expense (benefit)	2,603	15,390	(20,823)	25,287
Depreciation and amortization expense	14,827	18,380	29,094	35,501
EBITDA	33,220	72,075	54,600	133,800
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	43,981	43,862	88,959	85,838
Other items (2)	151	(3,328)	416	(2,143)
Adjusted EBITDA	$77,352	$112,609	$143,975	$217,495
(1)Represents acquisition-related costs.
(2)Represents acquisition and other nonrecurring transaction-related costs and lease exit activity.
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not a good indicator of our financial results in any given period. Recurring and other revenue accounted for 94% and 91% of our total revenues for the three months ended December 31, 2022 and 2023, respectively, and 95% and 92% of our total revenues for the six months ended December 31, 2022 and 2023, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $7.5 million and $10.7 million of capitalized internal-use software costs during the three months ended December 31, 2022 and 2023, respectively, and $14.5 million and $20.2 million of capitalized internal-use software costs for the six months ended December 31, 2022 and 2023, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2022 and 2023.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Capitalized portion of research and development	$11,868	$18,435	$23,618	$37,365
Expensed portion of research and development	41,029	46,139	81,122	90,744
Total research and development	$52,897	$64,574	$104,740	$128,109
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$256,434	$298,416	$501,840	$590,101
Interest income on funds held for clients	16,574	27,945	24,448	53,846
Total revenues	273,008	326,361	526,288	643,947
Cost of revenues	90,076	107,399	174,619	208,866
Gross profit	182,932	218,962	351,669	435,081
Operating expenses:
Sales and marketing	75,694	79,777	146,757	160,180
Research and development	41,029	46,139	81,122	90,744
General and administrative	48,001	43,340	98,493	93,262
Total operating expenses	164,724	169,256	326,372	344,186
Operating income	18,208	49,706	25,297	90,895
Other income (expense)	(5)	3,800	(168)	7,025
Income before income taxes	18,203	53,506	25,129	97,920
Income tax expense (benefit)	2,603	15,390	(20,823)	25,287
Net income	$15,600	$38,116	$45,952	$72,633

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2023	2022	2023
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	94%	91%	95%	92%
Interest income on funds held for clients	6%	9%	5%	8%
Total revenues	100%	100%	100%	100%
Cost of revenues	33%	33%	33%	32%
Gross profit	67%	67%	67%	68%
Operating expenses:
Sales and marketing	28%	24%	28%	25%
Research and development	15%	14%	15%	14%
General and administrative	17%	13%	19%	15%
Total operating expenses	60%	51%	62%	54%
Operating income	7%	16%	5%	14%
Other income (expense)	0%	1%	0%	1%
Income before income taxes	7%	17%	5%	15%
Income tax expense (benefit)	1%	5%	(4)%	4%
Net income	6%	12%	9%	11%
Comparison of Three Months Ended December 31, 2022 and 2023
Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2022	2023	$	%
Recurring and other revenue	$256,434	$298,416	$41,982	16%
Percentage of total revenues	94%	91%
Interest income on funds held for clients	$16,574	$27,945	$11,371	69%
Percentage of total revenues	6%	9%
Recurring and Other Revenue
Recurring and other revenue for the three months ended December 31, 2023 increased by $42.0 million, or 16%, to $298.4 million from $256.4 million for the three months ended December 31, 2022. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended December 31, 2023 increased by $11.4 million, or 69%, to $27.9 million from $16.6 million for the three months ended December 31, 2022. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2022	2023	$	%
Cost of revenues	$90,076	$107,399	$17,323	19%
Percentage of total revenues	33%	33%
Gross margin	67%	67%
Cost of Revenues
Cost of revenues for the three months ended December 31, 2023 increased by $17.3 million, or 19%, to $107.4 million from $90.1 million for the three months ended December 31, 2022. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $11.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients and $3.1 million in additional amortization of internal use software. Gross margin was 67% for both the three months ended December 31, 2022 and three months ended December 31, 2023.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended December 31,		Change
	2022	2023	$	%
Sales and marketing	$75,694	$79,777	$4,083	5%
Percentage of total revenues	28%	24%
Sales and marketing expenses for the three months ended December 31, 2023 increased by $4.1 million, or 5%, to $79.8 million from $75.7 million for the three months ended December 31, 2022. The increase in sales and marketing expense was primarily due to $3.9 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended December 31,		Change
	2022	2023	$	%
Research and development	$41,029	$46,139	$5,110	12%
Percentage of total revenues	15%	14%
Research and development expenses for the three months ended December 31, 2023 increased by $5.1 million, or 12%, to $46.1 million from $41.0 million for the three months ended December 31, 2022. The increase in research and development expenses was primarily due to $8.6 million of additional employee-related costs related to additional development personnel, partially offset by $4.8 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Three Months Ended December 31,		Change
	2022	2023	$	%
General and administrative	$48,001	$43,340	$(4,661)	(10)%
Percentage of total revenues	17%	13%
General and administrative expenses for the three months ended December 31, 2023 decreased by $4.7 million, or 10%, to $43.3 million from $48.0 million for the three months ended December 31, 2022. General and administrative expenses decreased primarily due to a $4.3 million gain related to lease exit activity during the three months ended

December 31, 2023. Excluding the gain related to lease exit activity, General and administrative expenses remained relatively flat year over year as we continue to focus on achieving cost efficiencies as our business scales.
Other Income (Expense)
Other income for the three months ended December 31, 2023 increased by $3.8 million as compared to the three months ended December 31, 2022. The change in other income was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates and higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was 14.3% and 28.8% for the three months ended December 31, 2022 and 2023, respectively. Our effective tax rate for the three months ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to a decrease to the valuation allowance, partially offset by non-deductible stock-based compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the three months ended December 31, 2023 was higher than the federal statutory rate of 21% primarily due to an increase to state and local income taxes.
Comparison of Six Months Ended December 31, 2022 and 2023
Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2022	2023	$	%
Recurring and other revenue	$501,840	$590,101	$88,261	18%
Percentage of total revenues	95%	92%
Interest income on funds held for clients	$24,448	$53,846	$29,398	120%
Percentage of total revenues	5%	8%
Recurring and Other Revenue
Recurring and other revenue for the six months ended December 31, 2023 increased by $88.3 million, or 18%, to $590.1 million from $501.8 million for the six months ended December 31, 2022. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the six months ended December 31, 2023 increased by $29.4 million, or 120%, to $53.8 million from $24.4 million for the six months ended December 31, 2022. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2022	2023	$	%
Cost of revenues	$174,619	$208,866	$34,247	20%
Percentage of total revenues	33%	32%
Gross margin	67%	68%
Cost of Revenues
Cost of revenues for the six months ended December 31, 2023 increased by $34.2 million, or 20%, to $208.9 million from $174.6 million for the six months ended December 31, 2022. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $21.7 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $5.6 million in additional amortization of internal use software and $5.8 million in additional delivery and other processing costs. Gross margin increased from 67% for the six months ended December 31, 2022 to 68% for the six months ended December 31, 2023.
Operating Expenses
($ in thousands)
Sales and Marketing

	Six Months Ended December 31,		Change
	2022	2023	$	%
Sales and marketing	$146,757	$160,180	$13,423	9%
Percentage of total revenues	28%	25%
Sales and marketing expenses for the six months ended December 31, 2023 increased by $13.4 million, or 9%, to $160.2 million from $146.8 million for the six months ended December 31, 2022. The increase in sales and marketing expense was primarily due to $10.7 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Six Months Ended December 31,		Change
	2022	2023	$	%
Research and development	$81,122	$90,744	$9,622	12%
Percentage of total revenues	15%	14%
Research and development expenses for the six months ended December 31, 2023 increased by $9.6 million, or 12%, to $90.7 million from $81.1 million for the six months ended December 31, 2022. The increase in research and development expenses was primarily due to $17.2 million of additional employee-related costs related to additional development personnel, partially offset by $10.8 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Six Months Ended December 31,		Change
	2022	2023	$	%
General and administrative	$98,493	$93,262	$(5,231)	(5)%
Percentage of total revenues	19%	15%
General and administrative expenses for the six months ended December 31, 2023 decreased by $5.2 million, or 5%, to $93.3 million from $98.5 million for the six months ended December 31, 2022. General and administrative expenses decreased primarily due to a $4.3 million gain related to lease exit activity during the six months ended December 31, 2023. Excluding the gain on lease exit activity, General and administrative expenses remained relatively flat year over year as we continue to focus on achieving cost efficiencies as our business scales.
Other Income (Expense)
Other income for the six months ended December 31, 2023 increased by $7.2 million as compared to the six months ended December 31, 2022. The change in other income was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates and higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was (82.9)% and 25.8% for the six months ended December 31, 2022 and 2023, respectively. Our effective tax rate for the six months ended December 31, 2022 was lower than the federal statutory rate of

21% primarily due to excess tax benefits from employee stock-based compensation, state and local income taxes, and a decrease in the valuation allowance. Our effective tax rate for the six months ended December 31, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2023, our principal source of liquidity was $366.9 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of December 31, 2023. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of December 31, 2023, we did not have any corporate investments classified as available-for-sale securities.
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
The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2022	2023
Net cash provided by operating activities	$78,757	$137,212
Cash flows from investing activities:
Purchases of available-for-sale securities	(296,060)	(164,815)
Proceeds from sales and maturities of available-for-sale securities	190,253	150,851
Capitalized internal-use software costs	(19,740)	(29,483)
Purchases of property and equipment	(6,663)	(6,142)
Acquisitions of businesses, net of cash acquired	—	(12,015)
Other investing activities	29	(583)
Net cash used in investing activities	(132,181)	(62,187)
Cash flows from financing activities:
Net change in client fund obligations	(922,079)	642,416
Proceeds from employee stock purchase plan	8,450	9,534
Taxes paid related to net share settlement of equity awards	(79,369)	(35,390)
Other financing activities	(864)	13,356
Net cash provided by (used in) financing activities	(993,862)	629,916
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(1,047,286)	$704,941
Operating Activities
Net cash provided by operating activities was $78.8 million and $137.2 million for the six months ended December 31, 2022 and 2023, respectively. The change in net cash provided by operating activities from the six months ended December 31, 2022 to the six months ended December 31, 2023 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit), partially offset by net changes in operating assets and liabilities during the six months ended December 31, 2023 as compared to the six months ended December 31, 2022.
Investing Activities
Net cash used in investing activities was $132.2 million and $62.2 million for the six months ended December 31, 2022 and 2023, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.

The change in net cash used in investing activities was primarily due to $131.2 million in fewer purchases of available-for-sale securities, partially offset by $39.4 million in fewer proceeds from the sales and maturities of available-for-sale securities, $12.0 million in additional amounts paid for acquisitions, net of cash acquired and $9.7 million in additional capitalized internal-use software costs during the six months ended December 31, 2023 as compared to the six months ended December 31, 2022.
Financing Activities
Net cash provided by (used in) financing activities was $(993.9) million and $629.9 million for the six months ended December 31, 2022 and 2023, respectively. The change in net cash provided by (used in) financing activities was primarily the result of an increase in the net change in client fund obligations of $1,564.5 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the six months ended December 31, 2023 as compared to the six months ended December 31, 2022.
Contractual Obligations and Commitments
At December 31, 2023, our principal commitments consisted of $70.1 million in operating lease obligations, of which $10.6 million is due in the next twelve months. We also had $59.6 million in purchase obligations, of which $40.4 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $6.7 million and $6.1 million for the six months ended December 31, 2022 and 2023, respectively, exclusive of capitalized internal-use software costs of $19.7 million and $29.5 million for the same periods, respectively.
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
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $366.9 million and funds held for clients of $3,271.7 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $7.1 million as of December 31, 2023. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $7.1 million as of December 31, 2023. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of December 31, 2023, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
(c)Purchases of Equity Securities
Not applicable.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Nos.	Description

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

3.2	Third Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

10.1	2023 Equity Incentive Plan (filed as Exhibit 10.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348).

10.2
Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan (filed as Exhibit 10.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348).

10.3
Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan (filed as Exhibit 10.3 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348).

10.4*	Amendments to Multi-Tenant Office Lease Agreement dated June 1, 2016 by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C. and Landmark Schaumburg Towers LP. **

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Co-Chief Executive Officer.

32.2***	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Co-Chief Executive Officer.

32.3***	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Schedules or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.
***	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	February 9, 2024	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 9, 2024	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 9, 2024	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)