Form 10-Q
period 2024-03-31
Paylocity Holding Corp
filed 2024-05-03
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,431,253 shares of Common Stock, $0.001 par value per share, as of April 26, 2024.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$288,767	$492,695
Accounts receivable, net	25,085	33,714
Deferred contract costs	78,109	92,450
Prepaid expenses and other	35,061	36,476
Total current assets before funds held for clients	427,022	655,335
Funds held for clients	2,621,415	3,591,198
Total current assets	3,048,437	4,246,533
Capitalized internal-use software, net	86,127	110,681
Property and equipment, net	64,069	60,773
Operating lease right-of-use assets	44,067	35,705
Intangible assets, net	34,527	30,868
Goodwill	102,054	108,527
Long-term deferred contract costs	294,222	333,393
Long‑term prepaid expenses and other	6,331	7,404
Deferred income tax assets	15,846	19,153
Total assets	$3,695,680	$4,953,037

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,153	$5,181
Accrued expenses	143,287	170,575
Total current liabilities before client fund obligations	149,440	175,756
Client fund obligations	2,625,355	3,589,437
Total current liabilities	2,774,795	3,765,193
Long-term operating lease liabilities	62,471	48,888
Other long-term liabilities	3,731	6,008
Deferred income tax liabilities	11,820	33,534
Total liabilities	$2,852,817	$3,853,623
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2023 and March 31, 2024	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2023 and March 31, 2024; 55,912 shares issued and outstanding at June 30, 2023 and 56,427 shares issued and outstanding at March 31, 2024	56	56
Additional paid-in capital	380,632	475,414
Retained earnings	466,690	624,637
Accumulated other comprehensive loss	(4,515)	(693)
Total stockholders' equity	$842,863	$1,099,414
Total liabilities and stockholders’ equity	$3,695,680	$4,953,037

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Revenues:
Recurring and other revenue	$314,170	$366,840	$816,010	$956,941
Interest income on funds held for clients	25,687	34,441	50,135	88,287
Total revenues	339,857	401,281	866,145	1,045,228
Cost of revenues	95,714	115,983	270,333	324,849
Gross profit	244,143	285,298	595,812	720,379
Operating expenses:
Sales and marketing	74,064	86,760	220,821	246,940
Research and development	42,323	43,386	123,445	134,130
General and administrative	47,379	48,863	145,872	142,125
Total operating expenses	163,766	179,009	490,138	523,195
Operating income	80,377	106,289	105,674	197,184
Other income	1,139	4,324	971	11,349
Income before income taxes	81,516	110,613	106,645	208,533
Income tax expense	23,900	25,299	3,077	50,586
Net income	$57,616	$85,314	$103,568	$157,947
Other comprehensive income (loss), net of tax	1,919	(1,227)	63	3,822
Comprehensive income	$59,535	$84,087	$103,631	$161,769

Net income per share:
Basic	$1.03	$1.51	$1.86	$2.81
Diluted	$1.02	$1.50	$1.83	$2.77

Weighted-average shares used in computing net income per share:
Basic	55,788	56,369	55,653	56,216
Diluted	56,555	57,048	56,560	56,975
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	55,768	56	310,050	371,820	(4,159)	$677,767
Stock-based compensation	—	—	36,249	—	—	36,249
Stock options exercised	11	—	188	—	—	188
Issuance of common stock upon vesting of restricted stock units	55	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(24)	—	(4,993)	—	—	(4,993)
Unrealized gains on securities, net of tax	—	—	—	—	1,919	1,919
Net income	—	—	—	57,616	—	57,616
Balances at March 31, 2023	55,810	$56	$341,494	$429,436	$(2,240)	$768,746

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	56,313	56	446,860	539,323	534	$986,773
Stock-based compensation	—	—	39,221	—	—	39,221
Stock options exercised	90	—	1,549	—	—	1,549
Issuance of common stock upon vesting of restricted stock units	96	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(72)	—	(12,216)	—	—	(12,216)
Unrealized losses on securities, net of tax	—	—	—	—	(1,227)	(1,227)
Net income	—	—	—	85,314	—	85,314
Balances at March 31, 2024	56,427	$56	$475,414	$624,637	$(693)	$1,099,414

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	127,373	—	—	127,373
Stock options exercised	253	—	3,129	—	—	3,129
Issuance of common stock upon vesting of restricted stock units	664	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	8,450	—	—	8,450
Net settlement for taxes and/or exercise price related to equity awards	(358)	—	(87,300)	—	—	(87,300)
Unrealized gains on securities, net of tax	—	—	—	—	63	63
Net income	—	—	—	103,568	—	103,568
Balances at March 31, 2023	55,810	$56	$341,494	$429,436	$(2,240)	$768,746

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	131,305	—	—	131,305
Stock options exercised	118	—	2,033	—	—	2,033
Issuance of common stock upon vesting of equity awards	585	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	73	—	9,534	—	—	9,534
Net settlement for taxes and/or exercise price related to equity awards	(261)	—	(48,090)	—	—	(48,090)
Unrealized gains on securities, net of tax	—	—	—	—	3,822	3,822
Net income	—	—	—	157,947	—	157,947
Balances at March 31, 2024	56,427	$56	$475,414	$624,637	$(693)	$1,099,414
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net income	$103,568	$157,947
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	116,002	117,165
Depreciation and amortization expense	44,481	55,779
Deferred income tax expense	1,308	18,543
Provision for credit losses	864	713
Net accretion of discounts on available-for-sale securities	(3,602)	(3,688)
Other	1,567	(3,111)
Changes in operating assets and liabilities:
Accounts receivable	(12,548)	(9,913)
Deferred contract costs	(62,929)	(50,807)
Prepaid expenses and other	2,031	(2,191)
Accounts payable	10	(554)
Accrued expenses and other	15,355	24,856
Net cash provided by operating activities	206,107	304,739
Cash flows from investing activities:
Purchases of available-for-sale securities	(557,403)	(231,672)
Proceeds from sales and maturities of available-for-sale securities	298,113	222,712
Capitalized internal-use software costs	(30,726)	(44,501)
Purchases of property and equipment	(8,769)	(11,701)
Acquisitions of businesses, net of cash acquired	—	(12,031)
Other investing activities	33	783
Net cash used in investing activities	(298,752)	(76,410)
Cash flows from financing activities:
Net change in client fund obligations	(785,361)	964,082
Proceeds from employee stock purchase plan	8,450	9,534
Taxes paid related to net share settlement of equity awards	(84,174)	(46,057)
Other financing activities	(873)	(35)
Net cash provided by (used in) financing activities	(861,958)	927,524
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(954,603)	1,155,853
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	3,793,453	2,421,312
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,838,850	$3,577,165
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$3,115	$2,777
Liabilities assumed for acquisitions	$117	$378
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$282	$372
Cash paid for income taxes	$573	$34,659
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$233,692	$492,695
Funds held for clients' cash and cash equivalents	2,605,158	3,084,470
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,838,850	$3,577,165
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2023 included in the Company’s Annual Report on Form 10-K.
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
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Recurring fees	$302,595	$352,025	$786,936	$917,064
Implementation services and other	11,575	14,815	29,074	39,877
Total revenues from contracts	$314,170	$366,840	$816,010	$956,941
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

The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Balance at beginning of the period	$19,737	$26,245	$12,233	$22,617
Deferral of revenue	10,211	10,932	30,445	33,164
Revenue recognized	(8,589)	(11,324)	(21,319)	(29,928)
Balance at end of the period	$21,359	$25,853	$21,359	$25,853
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $10,442 in fiscal 2024, $13,048 in fiscal 2025 and $2,363 in fiscal 2026 and thereafter.
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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$200,553	$22,105	$(11,477)	$211,181
Costs to fulfill a contract	130,317	19,085	(6,699)	142,703
Total	$330,870	$41,190	$(18,176)	$353,884

	Three Months Ended March 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$230,057	$23,878	$(13,408)	$240,527
Costs to fulfill a contract	174,923	19,806	(9,413)	185,316
Total	$404,980	$43,684	$(22,821)	$425,843

	Nine Months Ended March 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$61,327	$(32,689)	$211,181
Costs to fulfill a contract	106,025	54,750	(18,072)	142,703
Total	$288,568	$116,077	$(50,761)	$353,884

	Nine Months Ended March 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$60,214	$(38,652)	$240,527
Costs to fulfill a contract	153,366	58,066	(26,116)	185,316
Total	$372,331	$118,280	$(64,768)	$425,843
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $74,270 as of March 31, 2024, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
(4) Business Combination

On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The preliminary allocation of the purchase price for Trace was approximately $6,473 of goodwill, $4,200 of proprietary technology and other immaterial assets and liabilities which reflects certain immaterial measurement period adjustments recorded during the three months ended March 31, 2024. The Company accounted for this transaction as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of the acquisition with the excess consideration paid recorded as goodwill. The fair values of the assets acquired and liabilities assumed are currently provisional and are subject to change over the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. The measurement period will end no later than one year from the acquisition date.

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
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2023	$1,620
Charged to expense	713
Write-offs	(525)
Balance at March 31, 2024	$1,808
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2023	March 31, 2024
Capitalized internal-use software	$248,738	$305,763
Accumulated amortization	(162,611)	(195,082)
Capitalized internal-use software, net	$86,127	$110,681
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $7,984 and $12,260 for the three months ended March 31, 2023 and 2024, respectively, and $22,504 and $32,471 for the nine months ended March 31, 2023 and 2024, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2023	March 31, 2024
Office equipment	$2,508	$2,792
Computer equipment	58,670	61,624
Furniture and fixtures	12,958	12,986
Software	11,127	12,812
Leasehold improvements	48,159	48,872
Time clocks rented by clients	8,533	9,526
Total	141,955	148,612
Accumulated depreciation	(77,886)	(87,839)
Property and equipment, net	$64,069	$60,773
Depreciation expense amounted to $4,633 and $5,220 for the three months ended March 31, 2023 and 2024, respectively, and $13,666 and $15,449 for the nine months ended March 31, 2023 and 2024, respectively.

The following table summarizes changes in goodwill during the nine months ended March 31, 2024:

March 31, 2024
Balance at June 30, 2023	$102,054
Addition attributable to acquisition	6,473
Balance at March 31, 2024	$108,527
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2023	March 31, 2024	Weighted average useful life (years)
Proprietary technology	$43,129	$47,329	5.9
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	72,769
Accumulated amortization	(34,042)	(41,901)
Intangible assets, net	$34,527	$30,868
Amortization expense for acquired intangible assets was $2,770 and $2,798 for the three months ended March 31, 2023 and 2024, respectively, and $8,311 and $7,859 for the nine months ended March 31, 2023 and 2024, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of March 31, 2024 is as follows:

Remainder of fiscal 2024	$2,577
Fiscal 2025	9,728
Fiscal 2026	8,109
Fiscal 2027	5,733
Fiscal 2028	3,869
Thereafter	852
Total	$30,868
The components of accrued expenses were as follows:

	June 30, 2023	March 31, 2024
Accrued payroll and personnel costs	$85,019	$95,787
Operating lease liabilities	7,800	8,021
Deferred revenue	24,539	27,544
Other	25,929	39,223
Total accrued expenses	$143,287	$170,575

(6) Corporate Investments and Funds Held for Clients
Corporate investments and funds held for clients consisted of the following:

	June 30, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$288,767	$—	$—	$288,767
Funds held for clients' cash and cash equivalents	2,132,545	—	—	2,132,545
Available-for-sale securities:
Commercial paper	110,003	12	(138)	109,877
Corporate bonds	112,262	18	(1,867)	110,413
Asset-backed securities	30,061	10	(337)	29,734
Certificates of deposit	68,247	5	(93)	68,159
U.S. treasury securities	158,839	—	(2,839)	156,000
U.S government agency securities	8,000	—	(513)	7,487
Other	7,329	—	(129)	7,200
Total available-for-sale securities	494,741	45	(5,916)	488,870
Total investments	$2,916,053	$45	$(5,916)	$2,910,182

	March 31, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$492,695	$—	$—	$492,695
Funds held for clients' cash and cash equivalents	3,084,470	—	—	3,084,470
Available-for-sale securities:
Commercial paper	14,343	—	(4)	14,339
Corporate bonds	256,027	1,557	(895)	256,689
Asset-backed securities	38,300	185	(149)	38,336
Certificates of deposit	13,420	11	—	13,431
U.S. treasury securities	164,478	60	(1,232)	163,306
U.S government agency securities	8,000	—	(271)	7,729
Other	12,820	119	(41)	12,898
Total available-for-sale securities	507,388	1,932	(2,592)	506,728
Total investments	$4,084,553	$1,932	$(2,592)	$4,083,893
All available-for-sale securities were included in Funds held for clients at June 30, 2023 and March 31, 2024.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2023 and March 31, 2024.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2023	March 31, 2024
Cash and cash equivalents	$288,767	$492,695
Funds held for clients	2,621,415	3,591,198
Total investments	$2,910,182	$4,083,893

Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2023 and March 31, 2024 had fair market value as follows:

	June 30, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(138)	$96,665	$—	$—	$(138)	$96,665
Corporate bonds	(695)	71,089	(1,172)	32,807	(1,867)	103,896
Asset-backed securities	(233)	23,313	(104)	2,038	(337)	25,351
Certificates of deposit	(93)	52,254	—	—	(93)	52,254
U.S. treasury securities	(1,075)	95,388	(1,764)	60,612	(2,839)	156,000
U.S. government agency securities	—	—	(513)	7,487	(513)	7,487
Other	(71)	5,326	(58)	1,874	(129)	7,200
Total available-for-sale securities	$(2,305)	$344,035	$(3,611)	$104,818	$(5,916)	$448,853

	March 31, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(4)	$14,339	$—	$—	$(4)	$14,339
Corporate bonds	(339)	77,014	(556)	25,194	(895)	102,208
Asset-backed securities	(2)	3,877	(147)	8,102	(149)	11,979
U.S. treasury securities	(506)	88,119	(726)	68,205	(1,232)	156,324
U.S. government agency securities	—	—	(271)	7,729	(271)	7,729
Other	(9)	2,785	(32)	3,614	(41)	6,399
Total available-for-sale securities	$(860)	$186,134	$(1,732)	$112,844	$(2,592)	$298,978
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or nine months ended March 31, 2023 or 2024. All securities in the Company’s portfolio held an A-1 rating or better as of March 31, 2024.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2023 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the three or nine months ended March 31, 2023 or 2024.

Expected maturities of available-for-sale securities at March 31, 2024 were as follows:

	Amortized cost	Fair value
One year or less	$195,435	$194,520
One year to two years	130,594	129,364
Two years to three years	57,927	58,282
Three years to five years	123,432	124,562
Total available-for-sale securities	$507,388	$506,728
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
The Company measures certain cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2023 and March 31, 2024 based upon the short-term nature of these assets and liabilities.
Marketable securities, consisting of securities classified as available-for-sale as well as certain cash equivalents, are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, U.S. government agency and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2023 or March 31, 2024.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$288,767	$288,767	$—	$—
Funds held for clients' cash and cash equivalents	2,132,545	2,132,545	—	—
Available-for-sale securities:
Commercial paper	109,877	—	109,877	—
Corporate bonds	110,413	—	110,413	—
Asset-backed securities	29,734	—	29,734	—
Certificates of deposit	68,159	—	68,159	—
U.S. treasury securities	156,000	—	156,000	—
U.S government agency securities	7,487	—	7,487	—
Other	7,200	—	7,200	—
Total available-for-sale securities	488,870	—	488,870	—
Total investments	$2,910,182	$2,421,312	$488,870	$—

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$492,695	$492,695	$—	$—
Funds held for clients' cash and cash equivalents	3,084,470	3,084,470	—	—
Available-for-sale securities:
Commercial paper	14,339	—	14,339	—
Corporate bonds	256,689	—	256,689	—
Asset-backed securities	38,336	—	38,336	—
Certificates of deposit	13,431	—	13,431	—
U.S. treasury securities	163,306	—	163,306	—
U.S government agency securities	7,729	—	7,729	—
Other	12,898	—	12,898	—
Total available-for-sale securities	506,728	—	506,728	—
Total investments	$4,083,893	$3,577,165	$506,728	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
(8) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). The Company had no borrowings at June 30, 2023 or March 31, 2024.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of March 31, 2024, the Company was in compliance with all of the aforementioned covenants.
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
As of March 31, 2024, the Company had 2,090 shares available for future grant under the 2023 Plan, and 1,766 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to granted awards that are forfeited or net settled at exercise or release may be reissued under the 2023 Plan to satisfy future issuances.
Stock-based compensation expense related to RSUs, MSUs and the Employee Stock Purchase Plan is included in the following line items in the accompanying unaudited consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Cost of revenues	$4,187	$4,527	$13,460	$14,945
Sales and marketing	8,789	9,079	29,143	28,347
Research and development	8,665	7,427	28,759	28,498
General and administrative	10,997	13,919	44,640	45,375
Total stock-based compensation expense	$32,638	$34,952	$116,002	$117,165
In addition, the Company capitalized $2,888 and $3,470 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2023 and 2024, respectively, and $8,984 and $11,435 for the nine months ended March 31, 2023 and 2024, respectively.
There were no stock options granted during the nine months ended March 31, 2024. The table below presents stock option activity during the nine months ended March 31, 2024:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2023	288	$23.63	1.2	$46,129
Options exercised	(118)	$17.24
Option balance at March 31, 2024	170	$28.09	0.7	$24,268
Options vested and exercisable at March 31, 2024	170	$28.09	0.7	$24,268

The total intrinsic value of options exercised was $2,011 and $13,476 during the three months ended March 31, 2023 and 2024, respectively, and $51,638 and $18,176 for the nine months ended March 31, 2023 and 2024, respectively.
The Company grants RSUs under its equity incentive plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. RSUs generally vest over four years following the grant date and have time-based vesting conditions.
The following table represents restricted stock unit activity during the nine months ended March 31, 2024:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2023	1,242	$225.30
RSUs granted	781	$192.77
RSUs vested	(525)	$197.44
RSUs forfeited	(99)	$212.77
RSU balance at March 31, 2024	1,399	$218.49
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
The following table represents market share unit activity during the nine months ended March 31, 2024:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2023	171	$320.38
MSUs granted	86	$256.66
MSUs vested	(60)	$178.04
MSU balance at March 31, 2024	197	$335.79
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Nine Months Ended March 31,
	2023	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	51.0% - 52.7%	44.5%
Expected term (years)	2.75 - 3.04	3.04
Risk‑free interest rate	3.11% - 4.01%	4.58%
At March 31, 2024, there was $161,800 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.8 years.
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
The Company's effective tax rate was 29.3% and 22.9% for the three months ended March 31, 2023 and 2024, respectively. The Company's effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes. The Company's effective tax rate for the three months ended March 31, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
The Company's effective tax rate was 2.9% and 24.3% for the nine months ended March 31, 2023 and 2024, respectively. The Company's effective tax rate for the nine months ended March 31, 2023 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits, and a decrease in the valuation allowance. The Company's effective tax rate for the nine months ended March 31, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Numerator:
Net income	$57,616	$85,314	$103,568	$157,947

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,788	56,369	55,653	56,216
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	767	679	907	759
Diluted	56,555	57,048	56,560	56,975

Net income per share:
Basic	$1.03	$1.51	$1.86	$2.81
Diluted	$1.02	$1.50	$1.83	$2.77
The following table summarizes the outstanding restricted stock units and market share units as of March 31, 2023 and 2024 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Market share units	26	4	28	19
Restricted stock units	19	4	560	9
Total	45	8	588	28
(13) Subsequent Events
On April 30, 2024, the Company's Board of Directors approved a share repurchase program (the "Repurchase Program") under which the Company is authorized to purchase (in the aggregate) up to $500,000 of its issued and outstanding common stock. Under the Repurchase Program, shares may be repurchased from time-to-time in open market transactions at prevailing market prices, privately negotiated transactions or by other means, including the use of Rule 10b5-1 trading plans entered into by the Company. The actual timing, number and value of shares repurchased under the Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $339.9 million for the three months ended March 31, 2023 to $401.3 million for the three months ended March 31, 2024, representing a 18% year-over-year increase. Total revenues increased from $866.1 million for the nine months ended March 31, 2023 to $1,045.2 million for the nine months ended March 31, 2024, representing a 21% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team and growth in interest income on funds held for clients attributable to rising interest rates and higher average daily balances for funds held for clients due to the addition of new clients as compared to the prior fiscal year.

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
Adjusted Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”), and you should not consider Adjusted Gross Profit as an alternative to gross profit or Adjusted EBITDA as an alternative to net income, in each case as determined in accordance with GAAP. In addition, our definition of Adjusted Gross Profit and Adjusted EBITDA may be different than the definition utilized for similarly-titled measures used by other companies.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$244,143	$285,298	$595,812	$720,379
Amortization of capitalized internal-use software costs	7,984	12,260	22,504	32,471
Amortization of certain acquired intangibles	1,854	2,136	5,561	5,843
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,341	4,953	14,696	16,194
Other items (1)	—	—	19	—
Adjusted Gross Profit	$258,322	$304,647	$638,592	$774,887

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$57,616	$85,314	$103,568	$157,947
Interest expense	187	189	564	568
Income tax expense	23,900	25,299	3,077	50,586
Depreciation and amortization expense	15,387	20,278	44,481	55,779
EBITDA	97,090	131,080	151,690	264,880
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	33,533	36,709	122,492	122,547
Other items (2)	30	112	446	(2,031)
Adjusted EBITDA	$130,653	$167,901	$274,628	$385,396
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not a good indicator of our financial results in any given period. Recurring and other revenue accounted for 92% and 91% of our total revenues for the three months ended March 31, 2023 and 2024, respectively, and 94% and 92% of our total revenues for the nine months ended March 31, 2023 and 2024, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $8.0 million and $12.3 million of capitalized internal-use software costs during the three months ended March 31, 2023 and 2024, respectively, and $22.5 million and $32.5 million of capitalized internal-use software costs for the nine months ended March 31, 2023 and 2024, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2023 and 2024.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Capitalized portion of research and development	$15,275	$19,660	$38,893	$57,025
Expensed portion of research and development	42,323	43,386	123,445	134,130
Total research and development	$57,598	$63,046	$162,338	$191,155
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$314,170	$366,840	$816,010	$956,941
Interest income on funds held for clients	25,687	34,441	50,135	88,287
Total revenues	339,857	401,281	866,145	1,045,228
Cost of revenues	95,714	115,983	270,333	324,849
Gross profit	244,143	285,298	595,812	720,379
Operating expenses:
Sales and marketing	74,064	86,760	220,821	246,940
Research and development	42,323	43,386	123,445	134,130
General and administrative	47,379	48,863	145,872	142,125
Total operating expenses	163,766	179,009	490,138	523,195
Operating income	80,377	106,289	105,674	197,184
Other income	1,139	4,324	971	11,349
Income before income taxes	81,516	110,613	106,645	208,533
Income tax expense	23,900	25,299	3,077	50,586
Net income	$57,616	$85,314	$103,568	$157,947

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2024	2023	2024
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	92%	91%	94%	92%
Interest income on funds held for clients	8%	9%	6%	8%
Total revenues	100%	100%	100%	100%
Cost of revenues	28%	29%	31%	31%
Gross profit	72%	71%	69%	69%
Operating expenses:
Sales and marketing	22%	22%	26%	24%
Research and development	12%	11%	14%	13%
General and administrative	14%	12%	17%	13%
Total operating expenses	48%	45%	57%	50%
Operating income	24%	26%	12%	19%
Other income	0%	1%	0%	1%
Income before income taxes	24%	27%	12%	20%
Income tax expense	7%	6%	—%	5%
Net income	17%	21%	12%	15%
Comparison of Three Months Ended March 31, 2023 and 2024
Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2023	2024	$	%
Recurring and other revenue	$314,170	$366,840	$52,670	17%
Percentage of total revenues	92%	91%
Interest income on funds held for clients	$25,687	$34,441	$8,754	34%
Percentage of total revenues	8%	9%
Recurring and Other Revenue
Recurring and other revenue for the three months ended March 31, 2024 increased by $52.7 million, or 17%, to $366.8 million from $314.2 million for the three months ended March 31, 2023. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended March 31, 2024 increased by $8.8 million, or 34%, to $34.4 million from $25.7 million for the three months ended March 31, 2023. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2023	2024	$	%
Cost of revenues	$95,714	$115,983	$20,269	21%
Percentage of total revenues	28%	29%
Gross margin	72%	71%
Cost of revenues for the three months ended March 31, 2024 increased by $20.3 million, or 21%, to $116.0 million from $95.7 million for the three months ended March 31, 2023. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $11.1 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $4.3 million in additional processing and delivery related costs and $4.3 million in additional amortization of internal use software. Gross margin decreased from 72% for the three months ended March 31, 2023 to 71% for the three months ended March 31, 2024.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2024	$	%
Sales and marketing	$74,064	$86,760	$12,696	17%
Percentage of total revenues	22%	22%
Sales and marketing expenses for the three months ended March 31, 2024 increased by $12.7 million, or 17%, to $86.8 million from $74.1 million for the three months ended March 31, 2023. The increase in sales and marketing expense was primarily due to $9.2 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended March 31,		Change
	2023	2024	$	%
Research and development	$42,323	$43,386	$1,063	3%
Percentage of total revenues	12%	11%
Research and development expenses for the three months ended March 31, 2024 increased by $1.1 million, or 3%, to $43.4 million from $42.3 million for the three months ended March 31, 2023. The increase in research and development expenses was primarily due to $6.9 million of additional employee-related costs related to additional development personnel, partially offset by $3.9 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2024	$	%
General and administrative	$47,379	$48,863	$1,484	3%
Percentage of total revenues	14%	12%
General and administrative expenses for the three months ended March 31, 2024 increased by $1.5 million, or 3%, to $48.9 million from $47.4 million for the three months ended March 31, 2023. General and administrative expenses increased primarily due to $2.9 million of additional stock-based compensation expense, partially offset by $1.5 million in lower occupancy costs.

Other Income (Expense)
Other income for the three months ended March 31, 2024 increased by $3.2 million as compared to the three months ended March 31, 2023. The change in other income was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates and higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was 29.3% and 22.9% for the three months ended March 31, 2023 and 2024, respectively. Our effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes. Our effective tax rate for the three months ended March 31, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
Comparison of Nine Months Ended March 31, 2023 and 2024
Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2023	2024	$	%
Recurring and other revenue	$816,010	$956,941	$140,931	17%
Percentage of total revenues	94%	92%
Interest income on funds held for clients	$50,135	$88,287	$38,152	76%
Percentage of total revenues	6%	8%
Recurring and Other Revenue
Recurring and other revenue for the nine months ended March 31, 2024 increased by $140.9 million, or 17%, to $956.9 million from $816.0 million for the nine months ended March 31, 2023. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the nine months ended March 31, 2024 increased by $38.2 million, or 76%, to $88.3 million from $50.1 million for the nine months ended March 31, 2023. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2023	2024	$	%
Cost of revenues	$270,333	$324,849	$54,516	20%
Percentage of total revenues	31%	31%
Gross margin	69%	69%
Cost of revenues for the nine months ended March 31, 2024 increased by $54.5 million, or 20%, to $324.8 million from $270.3 million for the nine months ended March 31, 2023. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $32.8 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $10.1 million in additional processing and delivery related costs and $10.0 million in additional amortization of internal use software. Gross margin was 69% for both the nine months ended March 31, 2023 and 2024.
Operating Expenses
($ in thousands)
Sales and Marketing

	Nine Months Ended March 31,		Change
	2023	2024	$	%
Sales and marketing	$220,821	$246,940	$26,119	12%
Percentage of total revenues	26%	24%
Sales and marketing expenses for the nine months ended March 31, 2024 increased by $26.1 million, or 12%, to $246.9 million from $220.8 million for the nine months ended March 31, 2023. The increase in sales and marketing expense was primarily due to $19.9 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Nine Months Ended March 31,		Change
	2023	2024	$	%
Research and development	$123,445	$134,130	$10,685	9%
Percentage of total revenues	14%	13%
Research and development expenses for the nine months ended March 31, 2024 increased by $10.7 million, or 9%, to $134.1 million from $123.4 million for the nine months ended March 31, 2023. The increase in research and development expenses was primarily due to $24.0 million of additional employee-related costs related to additional development personnel, partially offset by $14.6 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Nine Months Ended March 31,		Change
	2023	2024	$	%
General and administrative	$145,872	$142,125	$(3,747)	(3)%
Percentage of total revenues	17%	13%
General and administrative expenses for the nine months ended March 31, 2024 decreased by $3.7 million, or 3%, to $142.1 million from $145.9 million for the nine months ended March 31, 2023. General and administrative expenses decreased primarily due to a $4.3 million gain related to lease exit activity during the nine months ended March 31, 2024. Excluding the gain on lease exit activity, general and administrative expenses remained relatively flat year over year as we continue to focus on achieving cost efficiencies as our business scales.
Other Income (Expense)
Other income for the nine months ended March 31, 2024 increased by $10.4 million as compared to the nine months ended March 31, 2023. The change in other income was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates and higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was 2.9% and 24.3% for the nine months ended March 31, 2023 and 2024, respectively. Our effective tax rate for the nine months ended March 31, 2023 was lower than the federal statutory rate of 21% primarily due to excess tax benefits from employee stock-based compensation, research and development tax credits, and a decrease in the valuation allowance. Our effective tax rate for the nine months ended March 31, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2024, our principal source of liquidity was $492.7 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of March 31, 2024. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher. As of March 31, 2024, we did not have any corporate investments classified as available-for-sale securities.
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
The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2023	2024
Net cash provided by operating activities	$206,107	$304,739
Cash flows from investing activities:
Purchases of available-for-sale securities	(557,403)	(231,672)
Proceeds from sales and maturities of available-for-sale securities	298,113	222,712
Capitalized internal-use software costs	(30,726)	(44,501)
Purchases of property and equipment	(8,769)	(11,701)
Acquisitions of businesses, net of cash acquired	—	(12,031)
Other investing activities	33	783
Net cash used in investing activities	(298,752)	(76,410)
Cash flows from financing activities:
Net change in client fund obligations	(785,361)	964,082
Proceeds from employee stock purchase plan	8,450	9,534
Taxes paid related to net share settlement of equity awards	(84,174)	(46,057)
Other financing activities	(873)	(35)
Net cash provided by (used in) financing activities	(861,958)	927,524
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(954,603)	$1,155,853
Operating Activities
Net cash provided by operating activities was $206.1 million and $304.7 million for the nine months ended March 31, 2023 and 2024, respectively. The change in net cash provided by operating activities from the nine months ended March 31, 2023 to the nine months ended March 31, 2024 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023.
Investing Activities
Net cash used in investing activities was $298.8 million and $76.4 million for the nine months ended March 31, 2023 and 2024, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to a $325.7 million decrease in purchases of available-for-sale securities, partially offset by $75.4 million less proceeds from the sales and maturities of available-for-

sale securities, $12.0 million in additional amounts paid for acquisitions, net of cash acquired and $13.8 million in additional capitalized internal-use software costs during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023.
Financing Activities
Net cash provided by (used in) financing activities was $(862.0) million and $927.5 million for the nine months ended March 31, 2023 and 2024, respectively. The change in net cash provided by (used in) financing activities was primarily the result of an increase in the net change in client fund obligations of $1,749.4 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023.
Contractual Obligations and Commitments
At March 31, 2024, our principal commitments consisted of $67.2 million in operating lease obligations, of which $10.3 million is due in the next twelve months. We also had $56.0 million in purchase obligations, of which $36.9 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $8.8 million and $11.7 million for the nine months ended March 31, 2023 and 2024, respectively, exclusive of capitalized internal-use software costs of $30.7 million and $44.5 million for the same periods, respectively.
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
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $492.7 million and funds held for clients of $3,591.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $8.7 million as of March 31, 2024. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $8.7 million as of March 31, 2024. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of March 31, 2024, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
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
(c)Purchases of Equity Securities
Not applicable.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold (1)		Duration (2)	Adoption Date	Expiration Date
Nicholas Rost Vice President and Chief Accounting Officer	Up to 1,856	(3)	June 17, 2024 - December 1, 2024	March 13, 2024	December 1, 2024
Joshua Scutt Senior Vice President of Sales	Up to 3,691	(3)	June 12, 2024 - March 13, 2025	March 13, 2024	March 13, 2025
Toby J. Williams President, Co-Chief Executive Officer and Director	16,000		August 14, 2024 - March 14, 2025	February 20, 2024	March 14, 2025

(1)    The volume of sales is determined, in part, based on pricing triggers outlined in each adopting person's trading arrangement.
(2)    Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(3)    Includes shares subject to certain outstanding equity awards with time-based vesting conditions. The actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended March 31, 2024.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 3, 2024	By:	/s/ Steven R. Beauchamp
		Name:	Steven R. Beauchamp
		Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 3, 2024	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Co-Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 3, 2024	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)