Form 10-K
period 2024-06-30
Paylocity Holding Corp
filed 2024-08-02
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2023, the last day of registrant’s most recently completed second fiscal quarter, was $7.3 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market for the last business day prior to that date).
As of July 26, 2024, there were 55,567,199 shares of the registrant’s common stock issued and outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2025 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION
Form 10-K
For the Year Ended June 30, 2024
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
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under Part 1, Item 1A: “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Item 1. Business.
Overview

We are a leading cloud-based provider of human capital management, or HCM, and payroll software solutions that deliver a comprehensive platform for the modern workforce. Our HCM and payroll platform offers an intuitive, easy-to-use product suite that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR and payroll processes. Excluding clients acquired through acquisitions, as of June 30, 2024, we provided our software-as-a-service, or SaaS, solutions to approximately 39,050 clients across the U.S., which on average had over 150 employees.
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

Our HCM and payroll software solutions provide the following key benefits to our clients:

Insights | Recommendations | AI
Recruiting & Onboarding
Benefits
Time & Labor
Payroll
Human Resources
Learning
Performance & Compensation
Global
Employee Experience
Single Platform
Flexible Data
Integration Marketpace
Open APIs

•Single Platform with Flexible Data - The foundation of our platform is a single employee system of record that supports the complete employee lifecycle, while ensuring efficiency and compliance: Recruiting & Onboarding, Payroll, Time & Labor, HR, Benefits, Learning, and Performance & Compensation. Our platform centralizes payroll and HCM data, minimizing inconsistent and incomplete information that can be produced when using multiple databases.
•Employee Experience –We embed employee-focused features like native video, social collaboration, recognition and rewards, chat, and more throughout the platform that help employees feel connected to their work whether they are hybrid, remote, on-the-go, or do not have corporate email addresses. Our platform provides tools to communicate, connect to organizations and peers, and focus on career development and growth, which drives engagement, fosters connection across the organization and prioritizes flexibility and well-being for the employees.
•Insights, Recommendations & AI – Our clients have access to their data for reporting and compliance needs, but we also provide actionable insights powered by artificial intelligence (“AI”) based on best practices across our client base. Clients can use interactive dashboards to interpret data, get prescriptive recommendations tailored to improving efficiency and building a healthier workforce and use AI-assisted tools to automate day-to-day tasks.
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

We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2022, 2023 and 2024. Our total revenues increased from $852.7 million in fiscal 2022 to $1,174.6 million in fiscal 2023, representing a 38% year-over-year increase, and to $1,402.5 million in fiscal 2024, representing a 19% year-over-year increase. We believe our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.
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
•Grow Our Client Base. We believe that our current client base represents only a small portion of the organizations that could benefit from our solutions. Our clients typically have between 10 to 5,000 employees. While we provide our HCM and payroll software solutions to approximately 39,050 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2024, there are approximately 1.3 million businesses with 10 to 5,000 employees in the U.S., employing approximately 69 million people, according to the U.S. Census Bureau in 2021. We estimate that if clients were to buy our entire suite of existing solutions at list prices, they would spend approximately $550 per employee annually. We believe our realized target addressable market is approximately $19.5 billion as clients, on average, purchase 50% or more of our suite of solutions. As we continue to expand our product offerings, we believe that we have an opportunity to increase the amounts clients spend on HCM solutions per employee and to expand our addressable market. As we expand our client base and number of employees, we will also grow our sales organization.
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
Global Payroll – Our cloud-based global payroll solution enables U.S.-based companies to manage payroll for employees outside the U.S. in line with complex local and country-specific requirements across over 100 countries. It also provides consolidated reporting capabilities to efficiently manage a global employee base with real-time access to payroll data.
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
Workflows & Documents – Workflows, the process automation engine embedded throughout the Paylocity platform, uses triggers and if/then logic to allow clients to automate manual processes, improving efficiency and data accuracy. Paylocity offers both out-of-the-box workflow templates, and allows clients to create their own based on business needs. Documents serves as a central location to securely store personal employee files such as offer letters and performance reviews to help clients stay compliant and organized by replacing manual processes and paper files. HR professionals can search electronic documents and easily upload, store and download documents while managing access with our role-based permission settings.
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
Talent
Recruiting – Recruiting helps clients find the right candidates by offering intuitive tools to streamline talent acquisition processes from application creation to candidate acceptance. HR professionals can customize job applications and reach more candidates by automatically posting to online job portals and enabling candidates to apply via QR code or text message. To promote an inclusive culture, clients can activate masking of certain candidate details to promote recruiting without bias, while still collecting all essential details, including diversity information. Additionally, our solution provides clients with the ability to auto-fill and simplify background checks, maintain and track personal and confidential data, and have real-time access to candidate information to enable timely staffing decisions. Scheduling is simple with Outlook and Google Calendar integrations, and recruiters can communicate with modern candidates in the ways they expect, including email and text messaging from right within our platform.
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
Market Pay – Market Pay provides real time insights for HR, leaders and managers making it easy for them to understand their local market, identify trends, and make data-driven decisions about employee compensation so they can pay employees fairly, stay ahead of competitors to attract and retain top talent, and remain compliant with laws and regulations.

Learning – Our Learning tools allow clients to easily assign courses tailored to training their employees on new skills, policies, products, and other topics with a variety of course delivery methods including on-demand and webinars, all of which are available via our mobile app. Our clients can create a variety of content for their employees including via a Sharable Content Object Reference Model (SCORM), embedded video and various document types. The client’s custom content is supplemented by a library of standard trainings provided by Paylocity to help in areas like anti-harassment, new hire, workplace safety, diversity in recruiting and many more. Clients can also empower their employees to create trainings so that internal subject matter experts can share their expertise with colleagues. Our Learning tools also offer numerous diversity, equity, inclusion and accessibility courses to help ensure employees are educated to support a diverse workforce.
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
Employee Voice – Employee Voice helps clients automatically and continuously collect feedback that is indicative of employee engagement and retention. It also includes the tools to share relevant insights with leadership and managers and create action plans to drive accountability.
Recognition & Rewards – Recognition & Rewards allows clients to drive engagement and retention via a frictionless experience embedded throughout our platform. Giving and receiving recognition is simple and offers both automation (such as recognition for common moments that matters like birthdays or anniversaries) and customization (such as rewards programs with cash redemption).
Modern Workforce Index – Leveraging data from more than 39,050 clients, our patent-pending Modern Workforce Index (MWI) puts sophisticated AI into an HR intelligence dashboard that gives clients insight into employee sentiment, performance metrics, and engagement. With MWI, clients can identify gaps and get smart, actionable recommendations on how to improve their organization’s health by increasing employee productivity and reducing turnover.
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

Implementation and Training Services
Our clients are typically either migrating to our platform from a competitive solution or are adopting their first online HCM and payroll solution. These organizations often have limited internal resources and rely on us to implement their HCM and payroll solutions. We typically implement our product suite within one to eight weeks, depending on the size and complexity of the client. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly configurable, easy-to-use products.
We offer clients the opportunity to utilize on-demand or in-class training designed to provide them with general knowledge on our solutions. We also host an annual conference for our clients to allow them to learn about new products and features and to provide feedback and learn best practices.
Client Service
Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with them. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2022, 2023 and 2024. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing them with knowledgeable resources who understand their businesses, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provides industry content and Paylocity product and service information.
Tax and Regulatory Services
Our software contains a rules engine designed to make accurate federal, state, and local tax calculations that is continually updated to support all pertinent legislative changes across U.S. jurisdictions with the support of our tax compliance professionals. Our tax service teams provide a variety of solutions to clients, including processing payroll tax deposits, preparing and filing quarterly and annual employment tax returns and amendments and resolving client employment tax notices. Our tax filing and compliance departments perform multiple audits to ensure that clients remit timely and accurate tax payments. In addition, a series of audit routines are run to ensure that quarterly tax filings are accurate and submitted on a timely basis.
Clients
Excluding clients acquired through acquisitions, as of June 30, 2024, we provided our HCM and payroll software solutions to approximately 39,050 clients, across the U.S. The rate at which we add clients is variable period-to-period and is also seasonal, as many clients switch solutions during the first calendar quarter of the year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2022, 2023 and 2024, no client accounted for more than 1% of our revenues.
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

Referral Network
As a core element of our business strategy, we have developed a referral network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2024, more than 25% of our new client revenue originated by referrals from participants in our referral network.
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
Marketplace
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
•Mobile Focused. We employ mobile-centric principles in our solution design and development. We believe that the increasing mobility of employees heightens the importance of access to our solutions through mobile devices, including smart phones and tablets. Our mobile experience provides our clients and their employees with access to our solutions through nearly any device having Internet access. We bring the flexibility of a secure, cloud-based solution to users without the need to access a traditional desktop or laptop computer.
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
Competition
The market for HCM and payroll solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Dayforce, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.
We believe the principal factors on which we compete in our market include the following:
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
Research and development costs, including research and development costs that were capitalized, were $145.1 million, $219.6 million and $253.9 million for the years ended June 30, 2022, 2023 and 2024, respectively.

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
Governmental Regulation
As a provider of HCM and payroll solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, business partners and our employees. Data privacy is a significant risk for organizations globally, including those in the United States. The global regulatory landscape for data privacy is rapidly evolving and is likely to remain so for the foreseeable future. Many national, state and local government bodies have adopted or are considering adopting laws and regulations related to the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state breach notification laws, and state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) and the Illinois Biometric Information Privacy Act (“BIPA”). Further, because some of our clients have international operations and employees, the European Union General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.
Many of our solutions are designed to assist clients with their compliance with certain U.S. federal, state and local laws and regulations that apply to them. Consequently, our products and services may be subject to increasing and/or changing regulatory requirements, including changes in tax, benefit and other laws. As these requirements proliferate, we may be required to modify our products and services to comply. These changing regulatory requirements might also reduce or eliminate the need for some of our products and services, hinder our development of new products and services, or adversely affect the functionality and acceptance of our solution. This could in turn impose additional costs upon us to comply, modify, or further develop our products and services. Additionally, it could also make introduction of new products and services more costly or time-consuming than we currently anticipate, or even prevent their introduction. For example, the adoption of new money transmitter or money services business statutes in jurisdictions, or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could require us to register or obtain licenses, or limit our business activities until we are appropriately licensed.
Our ability to comply with and address the continuously evolving requirements and regulations applicable to our business depends on a variety of factors, including the functionality and design of our solutions and the way our clients and their employees utilize them. We have implemented operating policies and procedures to protect the accuracy, privacy and security of our clients’ and their employees’ information. Additionally, we voluntarily undergo periodic audits and examinations and maintain certain certifications to demonstrate our commitment to regulatory compliance.
The foregoing description does not provide an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for information regarding changes in laws and regulations that could have a materially adverse effect on our business, operating results or financial condition.
Human Capital
As a leading provider of cloud-based HCM and payroll software solutions, we are committed to delivering the most modern suite of solutions that drive employee engagement and a more connected culture for both our clients and our employees. Our senior executive team, together with our board of directors, drives our human capital strategy, which includes key initiatives related to our employees and company culture.

For additional information regarding our human capital initiatives, we encourage investors and other users of this Annual Report on Form 10-K to visit our Corporate Social Responsibility website at https://www.paylocity.com/who-we-are/about-us/corporate-responsibility/. The information contained on this website is not incorporated by reference into this Annual Report on Form 10-K.
As of June 30, 2024, our workforce consisted of approximately 6,400 employees, substantially all of whom were employed on a full-time basis in the United States.
Culture & Engagement
At Paylocity, we strive to be an organization where every employee has a voice, feels welcomed and is empowered to do their best work. Our core values drive our culture – we believe in earning it every day, that growth fuels opportunity, thinking next generation, living the reputation, and being unbeatable together. Our core values serve as the foundation from which we create an engaging culture for our employees, how we train and develop our teams and how we identify the right talent for our organization. Our approach to drive a strong culture and employee engagement has been validated externally as Paylocity has been named Forbes 2024 Best Employers for Diversity, Forbes 2024 America’s Best Large Employers, Newsweek America’s Greatest Workplace for Diversity 2024, Built In Best Places to Work 2024 and was also Great Place To Work certified on multiple occasions.
We support a number of employee resource groups (“ERGs”) including PCTY Equality, which focuses on fostering a positive work environment and providing support for employees and allies of the LGBTQIA+ community; PCTY OneWorld group, which fosters an inclusive work environment and provides support for our employees of diverse ethnic backgrounds; PCTY Sheroes, which supports and celebrates women; PCTY Sustainability, whereby our employees support initiatives to operate our business and facilities to conserve energy, water and raw materials; and PCTY Mental Health, which promotes a psychologically safe and healthy workplace where employees bring their whole selves to work and their mental well-being is supported. Each of these groups is organized to give employees the chance to build community and connections, voice their ideas and perspectives, personally develop and grow, and shape our culture to make a difference at work and in our local communities.
Diversity, Equity, Inclusion and Accessibility
Dedication to diversity, equity, inclusion and accessibility (“DEIA”) is foundational to our culture. Led by our Chief Diversity Officer and Diversity Leadership Council, we remain committed to increasing the representation of minority groups within our organization, including in leadership roles, and we focus on these goals within our talent acquisition and employee development efforts. Our focus includes attracting diverse candidates to our organization while also investing in professional development and mentorship programs focused on underrepresented employee groups.

As of June 30, 2024, approximately 50% of our employees identified as female and approximately 47% of manager roles and above were held by females. For our U.S. employees, approximately 34% of our employees included underrepresented minorities and approximately 26% of our manager roles and above were held by underrepresented minorities as of June 30, 2024. The following table provides the ethnicity breakdown of our U.S. employees as of June 30, 2024.

Ethnicity	U.S. Employees
American Indian or Alaskan Native	0.4%
Asian & Indian	6.8%
Black Or African American	9.8%
Hispanic & Latinx	12.4%
Multiracial	4.7%
Native Hawaiian or Pacific Islander	0.2%
White	61.5%
Undisclosed*	4.2%
Overall	100.0%
* Individuals preferred to not disclose an ethnicity
We strive to cultivate the most inclusive workplace culture possible by removing barriers to opportunities in hiring, pay, development and promotion. Our DEIA focus includes programs like our Women in Leadership initiative, quarterly education speaker keynotes, annual DEIA Leadership conference and leadership development programs focusing on inclusive and intentional leadership. Additionally, our employee self-identification functionality allows employees to self-identify in areas such as disability, race, ethnicity, gender, gender identity, veteran status, sexual orientation, and personal pronouns. This data provides an accurate view of our diverse workforce so we can better customize, fund, and initiate specialized programming, accommodations and strategies.
Learning & Development
We are committed to creating industry leading talent development and leadership programs that support the professional growth of our employees. We were named a 2024 BEST Awards organization by the Association for Talent Development. We offer professional development courses to all employees including topics like preparing for an interview, building a career path, as well as leadership topics like delegation and leading a hybrid team. Through our internally developed Learning tool with Video, we enable employees to share knowledge through self-recorded sessions, which complements our library consisting of hundreds of internal courses.
We continue to invest in our employees by providing development opportunities through various training programs such as our new professional development program that prepares our operations team members for the next level of their career by providing role-specific training and skills needed to progress and our sales training program that equips our sales force to succeed in an increasingly competitive landscape. We also offer leadership programs that give newly hired or first-time people leaders foundational leadership skills, including how to coach employee performance, document performance conversation, handle situations involving HR employment law and other leadership skills crucial to their specific function. These development programs, combined with our strong culture, increasingly results in our employees stepping into larger roles within the organization.
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

Our compensation approach is centered around a philosophy that allows us to compete for and retain the right talent to grow our organization, while being consistent and equitable. Our total rewards program includes competitive pay, a restricted stock program that covers nearly half of our employee base, an employee stock purchase program, the ability to receive a portion of earned wages before the end of the payroll cycle through our On-Demand Payment product, market competitive retirement benefits, paid time off and many other benefits. We partner with best-in-class organizations to ensure that we utilize the most current data to serve as a foundation of our compensation strategy.
We are also committed to supporting the health and well-being of our employees and offer a multitude of resources to assist in these efforts. In addition to traditional benefit offerings, we provide all employees with innovative perks and benefits, such as flexible work schedules, paid parental leave, adoption assistance, employer-paid short term disability, health advocacy services, paid time off to volunteer, tuition reimbursement, the ability to consolidate and refinance federal and private student loans, interest free employee loans and many others. We are also very proud to offer a benefits package that aligns with the Standards of Care published by the World Professional Association for Transgender Health.
PCTY Gives
Giving back to our local communities takes many forms at Paylocity. Through PCTY Gives, we mobilize our technology, people and resources across the country through in-kind donations, our Elevate Your Passions (“EYP”) Grant Program, Volunteers in Action paid time-off, signature program funding, corporate sponsored volunteerism and many other initiatives. To support our employees and their communities, each quarter we donate to qualified 501(c)(3) charities nominated by our employees through the EYP program. In addition to local charities, Paylocity partners with national organizations such as Big Brothers Big Sisters of America, American Red Cross, National Alliance on Mental Illness and Feeding America. To support the children of Paylocity employees, the Peter J. McGrail Scholarship program, named after our late CFO, provides higher education tuition assistance for selected participants.
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
Our quarterly operating results, including our revenues, operating income, and cash flow, have fluctuated and may continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Additionally, our number of new clients typically increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new clients prefer to start using our human capital management, or HCM, and payroll solutions at the beginning of a calendar year. Client funds and year-end activities are also traditionally higher during our third fiscal quarter. As a result, our total revenue and expenses have historically grown disproportionately during our third fiscal quarter as compared to other quarters. Accordingly, quarter-to-quarter comparisons of our operations are not necessarily meaningful and such comparisons should not be relied upon as indications of future performance.

In addition to other risk factors listed within this “Risk Factors” section of this Annual Report on Form 10-K, some other important factors that may cause fluctuations in our quarterly operating results include the following:
•The number of our clients’ employees;
•Client renewal rates;
•The extent to which our products achieve or maintain market acceptance;
•Changes in client budgets and procurement policies;
•The amount and timing of our investment in research and development activities and whether such investments are capitalized or expensed as incurred;
•Business disruptions caused by public health issues, natural disasters or other catastrophic events;
•Macroeconomic factors, including changes in interest rates and inflationary pressures; and
•Unforeseen legal expenses, including litigation and settlement costs.
Moreover, a significant portion of our operating expenses are related to compensation and other items which are relatively fixed in the short-term, and we plan expenditures based in part on our expectations regarding future needs and opportunities. Changes in our business or revenue shortfalls could decrease our gross and operating margins and could negatively impact our operating results from period to period.
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
We have experienced revenue and client base growth and intend to pursue continued growth as part of our business strategy. However, the growth in our number of clients puts significant demands on our business, requires increased capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. We must also expand and develop our network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators and HR consultants, which represent a significant source of referrals of potential clients for our products and implementation services. Failure to effectively manage our growth could adversely impact our business and results of operations. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy.
The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.
The market for HCM and payroll solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Dayforce, Inc., Paychex, Inc., Paycom Software, Inc., Paycor, Inc., Ultimate Kronos Group and other local and regional providers.
Several of our competitors are larger and have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, or other terms and conditions that are more enticing to potential clients. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies such as AI or machine learning, regulations, or client requirements.
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
Our payroll processing business involves the movement of significant funds from the account of a client to its employees and to relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the client’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance funds to cover such obligations. Depending on the magnitude of such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.
Our business could be negatively impacted by disruptions in the operations of third-party service providers.
We depend on relationships with certain third-party service providers to operate our business. We rely on third-party couriers such as the United Parcel Service, or UPS, to ship printed checks to our clients, and any disruptions in their operations that impact their ability to successfully perform their tasks may negatively impact our business. We also engage international business partners to perform certain services in countries in which we currently do not have operations and as a result may subject us to regulatory, economic and political risks that are different from those in the United States.
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

In addition, we utilize certain third-party software in some of our products. Although we believe that there are alternatives for the functionality provided by the third-party software, any significant interruption in the availability of such third-party software, or defects and errors in the third-party software, could have an adverse impact on our business unless and until we can replace the functionality provided by these products at a similar cost.
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
We believe that to grow our business and be successful, we must continue to develop products that are technologically advanced, are highly integrable with third-party services, provide significant mobility capabilities and have pleasing and intuitive user experiences. To do so, we must attract and retain highly qualified personnel, particularly employees with high levels of experience in designing and developing software. We must also identify, recruit and train qualified sales, client service and implementation personnel in the use of our software. The amount of time it takes for our sales representatives, client service and implementation personnel to be fully trained and to become productive varies widely. Hiring for skilled employees across the United States and globally is highly competitive. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed. We follow a practice of hiring the best available candidates wherever located, but as we grow our business, the productivity of our product development and direct sales force may be adversely affected. In addition, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.
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
Defects and errors and any failure by us to identify and address them could result in delays in product introductions and updates, loss of revenue or market share, liability to clients or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results. Our clients might assert claims against us in the future alleging that they suffered damages due to a defect, error, or other failure of our product or service processes. Any product liability claim or errors or omissions claim could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of such a claim.
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

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, disrupt our operations and adversely affect our operating results.
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
Risks Related to Cybersecurity and Intellectual Property Rights
If our security measures are unable to prevent a breach or unauthorized access to our information systems, our proprietary and other information, our client data or funds, we may be subject to numerous adverse financial and other consequences, including that our solutions may be perceived as not being secure, clients may reduce the use of or stop using our solutions, and that we may incur significant liabilities to our clients and others.
The solutions that we provide to clients involve the processing, storage and transmission of our clients’ proprietary and confidential information regarding their employees, consultants, independent contractors, other service providers and other groups or individuals. This information includes, among other things, bank account numbers, tax return information, social security numbers, benefit information, retirement account information, payroll information, system passwords, and in the case of our benefit administration solution, BeneFLEX, health information protected by the Health Insurance Portability and Accountability Act of 1996, as amended, or the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In addition, we collect and maintain similar information regarding our own employees, consultants, independent contractors, other service providers and other groups or individuals. Our business also involves the storage and transmission of funds from the accounts of our clients to other persons, including taxing and regulatory authorities and others.
We also rely on the security and availability of our information systems and solutions and those of third parties in the operation of our business. This includes, among other things, human capital solutions, financial solutions, customer relationship management solutions, software development solutions and tools, cybersecurity solutions and tools, and data center processing.

We have experienced cybersecurity attacks and incidents in the past though we do not believe that any of them have been material to our business. Although we maintain security measures and controls that we continually monitor and invest in, there can be no assurance that our measures or controls will be effective in all instances or that we will not experience cybersecurity attacks or incidents in the future. Our systems and solutions and the third-party systems on which we rely are susceptible to such attacks and incidents as unauthorized access, supply-chain attacks, exfiltration or destruction of data, disruptions of service, phishing attempts and other forms of social engineering, malware, ransomware and other forms of cyber extortion, computer viruses or other malicious code and similar events. These threats may come from cybercriminals, cyberterrorists and hacktivists, nation-state and nation-state-supported actors (including advanced persistent threat intrusions) and computer hackers. They also may result from the malicious or accidental acts of insiders. Any unauthorized access to, or security breaches of, our systems or solutions or those of our clients or third-party partners and suppliers could result in numerous adverse consequences, including the unauthorized disclosure of proprietary and confidential information we or they obtain in the ordinary course of business, identity theft and financial theft. We also could be subjected to periods in which our systems and solutions or the third-party systems on which we rely are negatively impacted, degraded or unavailable, potentially for extended periods of time. If any of these events were to occur, we could be subject to client loss, reputational harm, litigation, government enforcement actions, indemnity obligations and other liabilities, and our business, revenues, profitability and financial condition could be negatively impacted.
Because the tactics and techniques used by threat actors to obtain unauthorized access or sabotage systems change frequently and, in some cases, are not recognized until they are launched or even later, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance, and security breaches may remain undetected for an extended period of time. We also have incorporated and will continue to incorporate AI and machine learning features into our solutions and various processes across our business, which may increase vulnerability to cybersecurity risks. Additionally, AI and machine learning may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. Cybersecurity attacks and incidents could have a material adverse effect on our business, operations or financial condition, so as cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information, which requires us to devote significant resources to prevent and mitigate cybersecurity incidents and protect our systems, solutions and data.
Additionally, while we monitor and reassess our third-party relationships over time, we have no control over those third parties’ cybersecurity programs and controls, infrastructure, physical facilities or personnel. If our security measures, or the security measures of our third-party partners and suppliers, are breached, or if our third-party partners and suppliers experience supply-chain attacks, system errors or outages, our business could be substantially harmed, and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such an incident to affected individuals (if required) can be substantial. In addition, if a security breach occurs with respect to an industry peer, our clients and potential clients may lose trust in the security of HCM and payroll modules. Any breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines or other actions or liabilities which could materially and adversely affect our business and operating results. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus and we may be required to invest significant additional resources to comply with evolving cybersecurity regulations.
There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim related to a breach or unauthorized access. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.
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
The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to re-develop our products or solutions, to discontinue sales of our products or solutions, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.
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
Some of our products incorporate new technologies such as AI and machine learning. The ability to provide products powered by new and evolving technologies must be approached in a principled manner to navigate the complexities associated with the current or future regulatory requirements as well as social and ethical considerations. Additionally, failure by others in our industry, or actions taken by our clients, employees, or other end users (including misuse of these technologies) could negatively affect the adoption of our solutions and restrict our ability to continue to leverage novel technologies in innovative ways and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results.
As we continue to pursue such new technologies, our failure to adequately address legal risks relating to the use of AI and machine learning in our applications could result in litigation regarding, among other things, intellectual property, privacy, employment, civil rights and other claims that could result in liability. The use of AI and machine learning may also result in new or increased governmental or regulatory scrutiny as regulatory and legislative authorities in the United States, the European Union and other jurisdictions have enacted or proposed legislation that imposes or would impose restrictions on the development of generative AI and machine learning. Any actual or alleged noncompliance with applicable laws and regulations, or failure to meet client expectations with respect to the use of AI and machine learning, could result in negative publicity or harm to our reputation and subject us to investigations, claims or other remedies, and expose us to significant fines, penalties and other damages.
Failure to comply with data privacy laws and regulations may have a material adverse effect on reputation, financial condition, and/or operations.
Our processing of personal information for our employees and on behalf of our clients is subject to federal, state and international data privacy laws. These laws, which are not uniform, generally regulate the collection, storage, transfer, and other processing of personal information; require notice to individuals of privacy practices before or at the point of collection; give individuals certain rights with respect to their personal information, including access, deletion and correction; regulate the use or disclosure of personal information for secondary purposes such as marketing; and in some cases, require notification to affected individuals, clients, and/or regulators in the event of a data breach.
HIPAA, which applies to our benefit administration solution, BeneFLEX and our self-insured group health plan, the European Union’s General Data Protection Regulation ("GDPR"), and U.S. state privacy laws like the California Consumer Privacy Act (“CCPA”), are among the most comprehensive data privacy laws and apply to multiple areas of our business. Other countries and U.S. states are increasingly adopting similarly comprehensive laws that impose new data privacy and protection requirements and restrictions on covered organizations. Notably, these laws can impose significant penalties and fines on organizations for non-compliance, such as up to 4% of worldwide revenue for the preceding year under the GDPR.
The worldwide regulatory focus on data privacy has intensified during the past several years, in part triggered by the GDPR, and has led to the rapid evolution of legal requirements related to the processing of personal information in ways that require our business to adapt, including to support our clients’ compliance. As this focus continues, the potential risks related to the processing of personal information by our business will only increase. Adding to the complexity of the existing data privacy landscape, many areas of existing data privacy laws are subject to interpretation, which imposes an added risk that adverse interpretations of these laws by advocacy groups and governments in countries where we or our clients operate could impose significant obligations on our business or prevent us from offering certain services in jurisdictions where we currently operate.
Enforcement actions and investigations by regulatory authorities related to security incidents and data privacy violations continue to increase. Future enforcement actions or investigations could impact us through increased costs or restrictions on our businesses. A finding of noncompliance could result in significant regulatory penalties, legal liability and burdensome governmental oversight. Additionally, security incidents and concerns about data privacy abuses by other companies are changing consumer and market expectations for enhanced data privacy. As a result, a perception of noncompliance could damage our reputation with our current and potential clients, employees and stockholders.
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
We have in the past, and may in the future, become subject to legal proceedings and claims that arise in the ordinary course of business. Such claims may be brought by our clients in connection with commercial disputes, employment claims made by our current or former employees, or lawsuits related to breaches of personal information. Litigation might result in substantial costs and may divert management’s attention and resources, which could seriously harm our business, overall financial condition, and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and leading analysts or potential investors to lower their expectations of our performance, which could reduce the trading price of our stock.

Risks Related to Financial Matters
Our revolving credit agreement contains covenants that may constrain the operation of our business, and our failure to comply with these covenants could have a material adverse effect on our financial condition.
Our revolving credit agreement contains restrictive covenants including restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. Failure to comply with these covenants could have a negative impact on our business and financial condition.
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
As of July 26, 2024, our directors and executive officers, together with their respective affiliates, beneficially owned, in the aggregate, approximately 21.8% of our outstanding common stock. These stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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
•Repurchases of our common stock under our share repurchase program or the decision to terminate or suspend any repurchases;
•Sales of our common stock by our directors, executive officers and affiliates;
•Adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•Short sales, hedging and other derivative transactions in our common stock;
•Threatened or actual litigation;
•Public health issues; and
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
Our share repurchase program may increase the volatility of the market price of our stock and adversely affect our liquidity. Further, we may not realize the anticipated long-term stockholder value of our share repurchase program.
In May 2024, we announced that our Board of Directors approved a share repurchase program, authorizing the purchase of up to $500 million of our issued and outstanding common stock. The authorization does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the authorization, and the repurchase program may be modified, suspended or terminated at any time and for any reason. Any future announcement of a termination or suspension of the program, or our decision not to utilize the full authorized repurchase amount under the program, may reduce investor confidence and/or result in a decrease in the market price of our shares.
The existence of the repurchase program could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The repurchase program may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares. Additionally, short-term stock price fluctuations could reduce the number or amount of shares we may ultimately repurchase pursuant to the program.

Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations.
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
Future issuances of shares of our common stock would dilute the ownership of our existing stockholders and could depress the market price of our common stock.
Our third amended and restated certificate of incorporation authorizes the issuance of up to 155,000,000 shares of common stock and 5,000,000 shares of preferred stock with such rights, preferences, privileges and restrictions as determined by the board of directors. We may issue all or any portion of the capital stock which has been authorized but not issued subject to applicable rules and regulations, which may not require any action or approval by our stockholders. Also, in the future, we may issue additional securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, issuances of a substantial number of shares of our common stock into the public market could occur at any time, which would dilute the ownership proportion of current stockholders and could cause the price of our common stock to decline.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our third amended and restated certificate of incorporation and third amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our third amended and restated certificate of incorporation and bylaws:
•Authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•Provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•Prevent stockholders from calling special meetings; and
•Prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.
Our bylaws provide that the state and federal courts located within the state of Delaware are the sole and exclusive forums for certain legal actions involving the company or our directors, officers and employees.
Our third amended and restated bylaws designate the state and federal courts located within the state of Delaware as the sole and exclusive forums for claims arising derivatively, pursuant to the Delaware General Corporation Law or governed by the internal affairs doctrine. The choice of forum provision is expressly authorized by the Delaware General Corporation Law, which was amended so that companies would not have to litigate internal claims in more than one jurisdiction. If a court were to find the exclusive forum provision contained in our bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving such extra-forum claims, which could adversely affect our business and financial condition. This bylaws provision, therefore, may dissuade or discourage claimants from initiating lawsuits or claims against us or our directors and officers in forums other than Delaware.
General Risk Factors
Adverse economic and market conditions could affect our business, results of operations and financial condition.
Our business depends on the overall demand for HCM and payroll software and services, and on the economic health of our current and prospective clients. As a result, we are subject to risks arising from adverse changes in economic and market conditions such as lower employment levels, increasing interest rates, inflation, volatility in capital markets, and instability of the banking environment, among other factors. During an economic slowdown or downturn, clients may reduce their number of employees and delay or reduce their spending on payroll and other HCM solutions or renegotiate their contracts with us. This could result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Our cybersecurity risk management program, which is part of our overall risk management function, comprises processes for assessing, identifying and managing material risks from cybersecurity threats, including the following:
Information Security Policies We maintain information security policies that are formally reviewed and approved by senior management and are periodically updated for new developments. These policies map to standard industry frameworks such as the National Institute of Standards and Technology (NIST), Committee of Sponsoring Organizations (COSO), and International Organization for Standardization (ISO) 27001 to establish structured governance, policies, standards, and controls.
Information Security Certifications and Audits We maintain certification for compliance with ISO 27001:2022 as assessed by an independent third-party auditor. We also engage an independent accounting firm to perform assessments of our procedures and controls as part of our annual Systems and Organization Controls (SOC) 1 and SOC 2 audits.

Security Awareness and Training Through our onboarding process, each new employee is required to complete security training upon employment. Our employees also are required to complete annual security and privacy training to maintain our focus on protecting our information and that of our clients and their employees. This mandatory training educates our employees on safe handling of sensitive information, appropriate responses to a suspected data security breach, and awareness of security responsibilities. We strive to promote a healthy security awareness culture throughout the organization through supplemental education, training courses, videos, internal and external publications, and supporting activities. We also invest in our Information Security professionals with continued information security training and certifications.
Data and Web Security Safeguards We have implemented the following information security solutions and practices:
•deployment of intrusion prevention systems designed to detect and block malicious traffic,
•web application firewalls designed to protect our application from attacks,
•network firewalls,
•security information and event management,
•user and entity behavior analytics,
•endpoint detection and response designed to protect our workstation and server population,
•data loss prevention software at multiple layers of our IT environment,
•regular penetration testing conducted by both our internal teams and external providers, and
•a multi-layered vulnerability management program designed to identify technical bugs within our product and infrastructure.
We encrypt sensitive client information both during transmission and at rest using industry standard protocols. We also have a mature application security program that promotes security champions within the developer community to instill strong, secure coding practices for reducing vulnerabilities and delivering a secure web application.
Incident Response Plan We maintain an incident response plan designed to provide a high-level framework that can be implemented in any cyber incident. The plan addresses identification of the incident, notifications to appropriate individuals, organization of response activities by role, and escalation procedures based on the severity of the incident. We also have action plans to support business remediation and recovery efforts in the event of an incident.
Business Resilience We apply controls from best practices such as, but not limited to, The Business Continuity Institute (BCI), Disaster Recovery Institute International (DRII), and International Organization for Standardization (ISO) 22301 for developing and maintaining threat-agnostic plans with strategies to continue client services and critical business operations in the event of a disruption to critical dependencies. The business resilience planning process includes business impact analyses, risk assessments, and continuity strategies. Our business resilience team conducts regular exercises to validate and continuously improve the plans and strategies, including conducting tabletop exercises with teams from across the organization.
Third-Party Risk Management We monitor and reassess our third-party relationships on an ongoing basis depending on risk level or in the event of a change of products and services provided to us. We also require third-party vendors, suppliers and service providers to undergo a cybersecurity risk assessment prior to entering into a contract with us. The third-party risk assessments, conducted by our information security and enterprise risk management teams with input from key business stakeholders, involve understanding the products and services we obtain from the third party, what sensitive company and client data it will be able to access and an evaluation of the vendor’s security program and documentation. We also require that certain information security-related contract terms be incorporated into agreements with third parties that will have access to sensitive information before entering into such agreements.
Although we have experienced cybersecurity incidents in the past, none of these incidents to date have materially affected our business strategy, results of operations or financial condition. Despite our efforts, there can be no assurance that our risk management program will be effective in preventing cybersecurity incidents that could adversely affect our business strategy, results of operations or financial condition. For more information regarding risks from cybersecurity threats, please refer to the Risk Factors entitled “If our security measures are breached or unauthorized access to client data or funds is otherwise obtained, our solutions may be perceived as not being secure, clients may reduce the use of or stop using our solutions and we may incur significant liabilities.” and “Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.” in Part I, Item 1A, Risk Factors.
Governance
Our board of directors has delegated oversight of risk assessment and risk management activities, including oversight over cybersecurity risks, to the audit committee. The audit committee meets at least quarterly with our Vice President and Chief Information Security Officer (“CISO”), who oversees our overall information security risk management program. The CISO’s updates to the audit committee include recent developments related to the threat landscape, security controls, results of vulnerability assessments, third-party reviews, technological trends and information security considerations arising with respect to peers and third parties.
Our CISO reports to our Chief Financial Officer and leads our cybersecurity risk management efforts and our dedicated information security team. Our CISO has 20 years of information security experience, including over four years as a director in the information security management practice of a big four accounting firm. He holds multiple information security certifications and has a B.S. in Network Security. Our CISO leads our Information Security Steering Committee (“ISSC”), comprised of key executives and operating personnel from across the company, that oversees ongoing day-to-day management of our risks to information systems. The ISSC tracks risks and security initiatives, reviews the results of annual cybersecurity risk assessments, reviews the results of internal and third-party information security audits and assessments, identifies significant risks that threaten the achievement of security commitments and identifies controls to mitigate such risks. The CISO, along with other members of the ISSC and information security teams, remains apprised of developing cybersecurity trends through communications with the intelligence and law enforcement communities, vendors and industry engagement so that our cybersecurity risk management and governance controls and processes address new and evolving cybersecurity threats.
Item 2.    Properties.
As of June 30, 2024, our corporate headquarters occupied approximately 272,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 70,000 square feet in Lake Mary, Florida and approximately 64,000 square feet in Meridian, Idaho as other major operations centers. We lease other smaller facilities, primarily across the U.S., that serve as data centers, sales offices and distribution centers.
For additional information regarding obligations under operating leases, see Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Item 3.    Legal Proceedings.
From time to time, we are and may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the NASDAQ Global Select Market under the symbol “PCTY”.
On July 26, 2024, the last reported sale price of our common stock on the NASDAQ Global Select Market was $149.43 per share, and there were 16 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Dividend Policy
We have not declared or paid dividends on our common stock since becoming a publicly traded company. Neither Delaware law nor our third amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Software & Services Select Industry Index during the period commencing on June 30, 2019 and ending on June 30, 2024. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
6/30/2019
6/30/2020
6/30/2021
6/30/2022
6/30/2023
6/30/2024
PCTY
S&P 500 Index
S&P Software & Services Select Industry Index

Issuer Purchases of Equity Securities
The following describes the Company’s purchases of common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	—	—	—	—
May 1, 2024 - May 31, 2024	259,694	$152.76	259,694	$460,330,040
June 1, 2024 - June 30, 2024	790,560	$139.56	790,560	$350,000,134
Total	1,050,254		1,050,254
(1)    On April 30, 2024, our board of directors approved a share repurchase program (the “Repurchase Program”) under which we are authorized to purchase (in the aggregate) up to $500 million of our issued and outstanding common stock at such times and prices that management deems to be appropriate. For further information, see Note 15. Stockholders' Equity of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
The following discussion of our financial condition and results of operations covers fiscal 2024 and 2023 items and year-over-year comparisons between fiscal 2024 and 2023. Discussion of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 that was filed with the SEC on August 4, 2023.
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
We believe there is a significant opportunity to grow our business by increasing our number of clients, and we intend to invest in our business to achieve this purpose. We market and sell our solutions through our direct sales force. Our sales and marketing expenses have increased as we have added sales representatives and related sales and marketing personnel. We intend to continue to grow our sales and marketing organization across new and existing geographic territories. In addition to growing our number of clients, we intend to grow our revenue over the long term by increasing the number of solutions that clients purchase from us. To do so, we must continue to enhance and grow the number of solutions we offer to advance our platform.

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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $852.7 million in fiscal 2022 to $1,174.6 million in fiscal 2023, representing a 38% year-over-year increase. Total revenues increased from $1,174.6 million in fiscal 2023 to $1,402.5 million in fiscal 2024, representing a 19% year-over-year increase. During fiscal 2024, total revenue growth was driven by the strong performance of our sales team, continued annual revenue retention in excess of 92%, and growth in interest income on funds held for clients attributable both to rising interest rates and higher average daily balances for funds held for clients, which were due to the addition of new clients as compared to the prior fiscal year. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
Client Count Growth
We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our HCM and payroll software solutions from approximately 33,300 as of June 30, 2022 to approximately 39,050 as of June 30, 2024, representing a compound annual growth rate of approximately 8%. The table below sets forth the total number of clients using our HCM and payroll software solutions for the periods indicated, excluding clients acquired through acquisitions, rounded to the nearest fifty.

	June 30,
	2022	2023	2024
Client Count	33,300	36,200	39,050
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
Adjusted Gross Profit and Adjusted EBITDA
We use Adjusted Gross Profit and Adjusted EBITDA to evaluate our operating results. Our calculations of Adjusted Gross Profit and Adjusted EBITDA eliminate the impact of items we do not consider indicative of our ongoing operating performance. Adjusted Gross Profit and Adjusted EBITDA are not measurements of financial performance under generally accepted accounting principles in the United States, or GAAP, and these metrics may not be comparable to similarly titled measures of other companies.
We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs and certain acquired intangibles, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and other items as described below. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and other items as described below.
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

Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2022	2023	2024
		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$565,649	$807,559	$960,786
Amortization of capitalized internal-use software costs	25,267	31,440	45,246
Amortization of certain acquired intangibles	1,853	7,414	7,907
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	12,610	18,446	20,350
Other items (1)	121	19	469
Adjusted Gross Profit	$605,500	$864,878	$1,034,758

	Year Ended June 30,
	2022	2023	2024
		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$90,777	$140,822	$206,766
Interest expense	498	752	758
Income tax expense (benefit)	(7,180)	17,792	70,249
Depreciation and amortization expense	50,218	60,866	76,426
EBITDA	134,313	220,232	354,199
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	101,109	154,505	152,446
Other items (2)	2,378	446	(1,091)
Adjusted EBITDA	$237,800	$375,183	$505,554
(1)    Represents acquisition-related costs and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
(2)    Represents acquisition and nonrecurring transaction-related costs, lease exit activity and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
Basis of Presentation
Revenues
Recurring and Other Revenue
We generate substantially all of our recurring and other revenue from ongoing subscriptions to our cloud-based HCM and payroll software solutions, which are recurring in nature. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our HCM and payroll solutions. Implementations of our solutions typically require one to eight weeks, depending on the size and complexity of each client, at which point the new client’s payroll is first processed using our solution. Our average client size has continued to be over 150 employees.

While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months. Recurring and other revenue accounted for approximately 99%, 93% and 91% of our total revenues during the years ended June 30, 2022, 2023 and 2024, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $25.3 million, $31.4 million and $45.2 million of capitalized internal-use software costs in fiscal 2022, 2023 and 2024, respectively.
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

We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2022, 2023 and 2024.

	Year Ended June 30,
	2022	2023	2024
		(in thousands)
Capitalized portion of research and development	$42,234	$55,582	$75,531
Expensed portion of research and development	102,908	163,994	178,333
Total research and development	$145,142	$219,576	$253,864
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

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2022	2023	2024
		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$847,694	$1,098,036	$1,281,680
Interest income on funds held for clients	4,957	76,562	120,835
Total revenues	852,651	1,174,598	1,402,515
Cost of revenues	287,002	367,039	441,729
Gross profit	565,649	807,559	960,786
Operating expenses:
Sales and marketing	214,455	296,716	334,954
Research and development	102,908	163,994	178,333
General and administrative	163,692	191,823	187,406
Total operating expenses	481,055	652,533	700,693
Operating income	84,594	155,026	260,093
Other income (expense)	(997)	3,588	16,922
Income before income taxes	83,597	158,614	277,015
Income tax expense (benefit)	(7,180)	17,792	70,249
Net income	$90,777	$140,822	$206,766
The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2022	2023	2024
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	99%	93%	91%
Interest income on funds held for clients	1%	7%	9%
Total revenues	100%	100%	100%
Cost of revenues	34%	31%	31%
Gross profit	66%	69%	69%
Operating expenses:
Sales and marketing	25%	25%	24%
Research and development	12%	14%	13%
General and administrative	19%	16%	13%
Total operating expenses	56%	55%	50%
Operating income	10%	14%	19%
Other income (expense)	0%	0%	1%
Income before income taxes	10%	14%	20%
Income tax expense (benefit)	(1)%	2%	5%
Net income	11%	12%	15%

Comparison of Fiscal Years Ended June 30, 2023 and 2024
Revenues
($ in thousands)

	Year Ended June 30,			Change from 2022 to 2023		Change from 2023 to 2024
	2022	2023	2024	$	%	$	%
Recurring and other revenue	$847,694	$1,098,036	$1,281,680	$250,342	30%	$183,644	17%
Percentage of total revenues	99%	93%	91%
Interest income on funds held for clients	$4,957	$76,562	$120,835	$71,605	1,445%	$44,273	58%
Percentage of total revenues	1%	7%	9%
Recurring and Other Revenue
Recurring and other revenue for the year ended June 30, 2024 increased by $183.6 million, or 17%, to $1,281.7 million from $1,098.0 million for the year ended June 30, 2023. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and continued annual revenue retention in excess of 92%. Excluding clients acquired through acquisitions, the number of clients using our HCM and payroll software solutions at June 30, 2024 increased by 8% to approximately 39,050 from approximately 36,200 at June 30, 2023.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the year ended June 30, 2024 increased by $44.3 million, or 58%, to $120.8 million from $76.6 million for the year ended June 30, 2023. Interest income on funds held for clients increased primarily due to higher interest rates and higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Year Ended June 30,			Change from 2022 to 2023		Change from 2023 to 2024
	2022	2023	2024	$	%	$	%
Cost of revenues	$287,002	$367,039	$441,729	$80,037	28%	$74,690	20%
Percentage of total revenues	34%	31%	31%
Gross profit margin	66%	69%	69%
Cost of revenues for the year ended June 30, 2024 increased by $74.7 million, or 20%, to $441.7 million from $367.0 million for the year ended June 30, 2023. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $44.9 million in additional employee-related costs resulting from additional personnel necessary to provide services to new and existing clients, $13.8 million in additional processing and delivery related costs and $13.6 million in increased internal-use software amortization. Gross profit margin was 69% for both years ended June 30, 2023 and 2024.

Operating Expenses
($ in thousands)
Sales and Marketing

	Year Ended June 30,			Change from 2022 to 2023		Change from 2023 to 2024
	2022	2023	2024	$	%	$	%
Sales and marketing	$214,455	$296,716	$334,954	$82,261	38%	$38,238	13%
Percentage of total revenues	25%	25%	24%
Sales and marketing expenses for the year ended June 30, 2024 increased by $38.2 million, or 13%, to $335.0 million from $296.7 million for the year ended June 30, 2023. The increase in sales and marketing expense was primarily due to $26.8 million of additional employee-related costs, including those incurred to expand our sales team. The increase was also driven by $7.4 million in additional marketing lead generation costs.
Research and Development

	Year Ended June 30,			Change from 2022 to 2023		Change from 2023 to 2024
	2022	2023	2024	$	%	$	%
Research and development	$102,908	$163,994	$178,333	$61,086	59%	$14,339	9%
Percentage of total revenues	12%	14%	13%
Research and development expenses for the year ended June 30, 2024 increased by $14.3 million, or 9%, to $178.3 million from $164.0 million for the year ended June 30, 2023. The increase in research and development expenses was primarily due to $29.0 million of additional employee-related costs related to additional development personnel, partially offset by $16.6 million in higher period-over-period capitalized internal-use software costs.
General and Administrative

	Year Ended June 30,			Change from 2022 to 2023		Change from 2023 to 2024
	2022	2023	2024	$	%	$	%
General and administrative	$163,692	$191,823	$187,406	$28,131	17%	$(4,417)	(2)%
Percentage of total revenues	19%	16%	13%
General and administrative expenses for the year ended June 30, 2024 decreased by $4.4 million, or 2%, to $187.4 million from $191.8 million for the year ended June 30, 2023. The decrease in general and administrative expenses was primarily due to a $4.3 million gain related to lease exit activity. Excluding the gain on lease exit activity, general and administrative expenses remained relatively flat year over year as we continue to focus on achieving cost efficiencies as our business scales.

Other Income (Expense)
Other income (expense) for the year ended June 30, 2024 increased by $13.3 million as compared to the year ended June 30, 2023. The change in other income (expense) was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher interest rates and higher average daily balances of those corporate cash and cash equivalents.
Income Tax Expense (Benefit)
Our effective tax rates were 11.2% and 25.4% for the years ended June 30, 2023 and 2024, respectively. Our effective tax rate for the year ended June 30, 2023 was lower than the federal statutory rate of 21% primarily due to benefits from stock-based compensation and research and development tax credits generated. Our effective tax rate for the year ended June 30, 2024 was higher than the federal statutory rate of 21% primarily due to increase in state taxes.

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
Revenue Recognition
We apply Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”), whereby we recognize revenue when we transfer control of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to for those goods or services. We derive our revenue from contracts with clients substantially all from recurring service fees. Recurring fees are derived from payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HR-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis.
The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a per-employee-per-month fee. We believe that the total fees charged to our clients is indicative of the standalone selling price as these fees are within the range of prices typically charged for our services to our clients. Even though our subscription-based services include multiple performance obligations, we do not believe it is meaningful to determine the standalone selling price for each service separately since these services are delivered and related revenue recognized within the same period.
We have certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 preparation services.
Implementation services and other consist mainly of nonrefundable implementation fees, which involve setting up the client in, and loading data into, our cloud-based modules. These implementation activities are considered set-up activities. We have determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. Implementation fees are deferred and amortized generally over a period up to 24 months.
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

Internal-use software is amortized on a straight-line basis, generally over a two- to three-year period while certain projects that support our main processing activities are amortized over ten years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment to capitalized internal-use software during the years ended June 30, 2022, 2023 or 2024. We capitalized $42.2 million, $55.6 million and $75.5 million of internal-use software costs for the years ended June 30, 2022, 2023 and 2024, respectively, including stock-based compensation costs of $7.1 million, $11.9 million and $14.4 million for the years ended June 30, 2022, 2023 and 2024, respectively. We amortized $25.3 million, $31.4 million and $45.2 million of capitalized internal-use software costs for the years ended June 30, 2022, 2023 and 2024, respectively.

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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2024, our principal sources of liquidity were $401.8 million of cash and cash equivalents. We also have a credit agreement which provides for a $550.0 million revolving credit facility which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of June 30, 2024. In the third quarter of fiscal 2022, we borrowed $50.0 million in connection with our acquisition of Cloudsnap, Inc., which we repaid within the same quarter. Refer to Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the credit agreement and borrowing activity.

In April 2024, our board of directors authorized the repurchase of up to $500 million of our common stock (the “Repurchase Program”). The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During fiscal year 2024, we repurchased an aggregate of 1.1 million shares for approximately $150.0 million at an average cost per share of $142.82 under the Repurchase Program. As of June 30, 2024, approximately $350.0 million remains authorized for repurchases under the Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher and as well as in money market funds. As of June 30, 2024, we did not have any corporate investments classified as available-for-sale securities.
In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures, acquisitions, share repurchases and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand or utilize the borrowing capacity under our credit facility to satisfy those needs.

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
Cash Flows
The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2022	2023	2024
Net cash provided by operating activities	$155,053	$282,723	$384,670
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(433,962)	(598,895)	(304,465)
Proceeds from sales and maturities of available-for-sale securities	116,848	446,751	294,438
Capitalized internal-use software costs	(34,515)	(45,004)	(60,726)
Purchases of property and equipment	(18,069)	(21,910)	(18,028)
Acquisitions of businesses, net of cash acquired	(107,576)	—	(12,031)
Other investing activities	(2,500)	(1,104)	(1,079)
Net cash used in investing activities	(479,774)	(220,162)	(101,891)
Cash flows from financing activities:
Net change in client fund obligations	2,228,038	(1,362,421)	325,056
Borrowings under credit facility	50,000	—	—
Repayment of credit facility	(50,000)	—	—
Repurchases of common shares	—	—	(150,000)
Proceeds from employee stock purchase plan	14,103	16,916	19,143
Taxes paid related to net share settlement of equity awards	(69,761)	(88,312)	(52,549)
Other financing activities	(87)	(885)	(72)
Net cash provided by (used in) financing activities	2,172,293	(1,434,702)	141,578
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,847,572	$(1,372,141)	$424,357
Operating Activities
Net cash provided by operating activities was $155.1 million, $282.7 million and $384.7 million for the years ended June 30, 2022, 2023 and 2024, respectively.
The change in net cash provided by operating activities from fiscal 2023 to fiscal 2024 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense during the year ended June 30, 2024 as compared to the year ended June 30, 2023.

Investing Activities
Net cash used in investing activities was $479.8 million, $220.2 million and $101.9 million, for the years ended June 30, 2022, 2023 and 2024, respectively. Net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we may invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities from fiscal 2023 to fiscal 2024 was primarily due to a $294.4 million decrease in purchases of available-for-sale securities, partially offset by $152.3 million less proceeds from sales and maturities of available-for-sale securities as compared to the year ended June 30, 2023.
Financing Activities
Net cash provided by (used in) financing activities was $2,172.3 million, $(1,434.7) million and $141.6 million for the years ended June 30, 2022, 2023 and 2024, respectively. The change in net cash provided by (used in) financing activities was primarily due to the change in client fund obligations of $1,687.5 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $150.0 million in share repurchases during the year ended June 30, 2024 as compared to the year ended June 30, 2023.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $18.1 million, $21.9 million and $18.0 million for the years ended June 30, 2022, 2023 and 2024, respectively, exclusive of capitalized internal-use software costs of $34.5 million, $45.0 million, and $60.7 million for the same periods, respectively.
Contractual Obligations

Our principal commitments consist of $64.1 million in operating lease obligations, of which $9.8 million is due in the next twelve months. Refer to Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on our lease activity. We also have $72.7 million in purchase obligations, of which $43.5 million is due in the next twelve months.
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
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $401.8 million and funds held for clients of $2,952.1 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, U.S. treasury securities, and other securities. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.

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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $10.4 million as of June 30, 2024. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $10.4 million as of June 30, 2024. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of June 30, 2024, there were no amounts drawn on the credit facility. To the extent that we draw additional amounts under the credit facility, we may be exposed to increased market risk from changes in the underlying index rates, which affects our interest expense.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2024.
Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2024, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
During the three months ended June 30, 2024, the following officer adopted a "Rule 10b5-1 trading arrangement" as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold (1)(2)	Duration (3)	Adoption Date	Expiration Date
Andrew Cappotelli Senior Vice President Operations	Up to 3,403	August 14, 2024 - November 29, 2024	May 15, 2024	November 29, 2024
(1)The number of shares to be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.
(2)Includes shares subject to certain outstanding equity awards with time- and/or market-based vesting conditions. For shares subject to market-based vesting conditions, the number of shares included in the table above assumes the maximum achievement of the market-based market conditions. Additionally, for both time- and market-based vesting awards, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
(3)The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended June 30, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 11.    Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Audit Firm ID: 185.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Documents Filed with Report
(1)Financial Statements.
(2)Exhibits.
The information required by this Item is set forth on the Exhibit Index immediately following this page.
Item 16.    Form 10-K Summary.
None.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36348	3.1	December 4, 2023

3.2	Third Amended and Restated By-Laws of the Registrant.	8-K	001-36348	3.2	December 4, 2023

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2*	Description of Securities.

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.2.1†	Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36348	10.1	August 18, 2020

10.2.2†	Form of Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2014 Equity Incentive Plan.	10-Q	001-36348	10.5	May 6, 2022

10.3†	2023 Equity Incentive Plan.	8-K	001-36348	10.1	December 4, 2023

10.3.1†	Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	8-K	001-36348	10.2	December 4, 2023

10.3.2†	Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	8-K	001-36348	10.3	December 4, 2023

10.4†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.5†	Third Amended and Restated Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated February 7, 2014.	S-1/A	333-193661	10.5	February 14, 2014

10.6†	Executive Employment Agreement between Paylocity Corporation and Rachit Lohani, dated September 27, 2021.	10-K	001-36348	10.11	August 5, 2022

10.7†	Amendment to Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated March 11, 2022.	8-K	001-36348	10.1	March 14, 2022

10.8†	Amended and Restated Executive Employment Agreement between Paylocity Corporation and Ryan Glenn, dated March 11, 2022.	8-K	001-36348	10.2	March 14, 2022

10.9†	Executive Employment Agreement between Paylocity Corporation and Joshua Scutt, dated August 16, 2021.	10-K	001-36348	10.15	August 4, 2023

10.10†*	Executive Employment Agreement between Paylocity Corporation and Andrew Cappotelli, dated May 13, 2024.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.12	Amendments to Multi-Tenant Office Lease Agreement dated June 1, 2016 by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C. and Landmark Schaumburg Towers LP.	10-Q	001-36348	10.4	February 9, 2024

10.13	Equity Purchase Agreement among Paylocity Corporation, Blue Marble Payroll, LLC and the Equityholders party thereto, dated August 31, 2021.	8-K	001-36348	10.1	September 1, 2021

10.14	Credit Agreement by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated July 17, 2019.	8-K	001-36348	10.1	July 17, 2019

10.15	First Amendment to Credit Agreement and Security Agreement, dated as of August 19, 2022, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners.	8-K	001-36348	10.1	August 22, 2022

19.1*	Paylocity Holding Corporation Insider Trading Policy.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 54 to this Annual Report on Form 10-K).

31.1*	Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Co-Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
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

97.1*	Paylocity Holding Corporation Policy for Recovery of Erroneously Awarded Incentive Compensation.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
_________________________________________
†    Management contract, compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: August 2, 2024	By:	/s/ Steven R. Beauchamp
Steven R. Beauchamp
Co-Chief Executive Officer (Principal Executive Officer) and Director

Date: August 2, 2024	By:	/s/ Toby J. Williams
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

Signature	Title	Date

/s/ Steven R. Beauchamp	Co-Chief Executive Officer (Principal Executive Officer) and Director	August 2, 2024
Steven R. Beauchamp

/s/ Toby J. Williams	President, Co-Chief Executive Officer (Principal Executive Officer) and Director	August 2, 2024
Toby J. Williams

/s/ Ryan Glenn	Chief Financial Officer and Treasurer (Principal Financial Officer)	August 2, 2024
Ryan Glenn

/s/ Nicholas Rost	Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 2, 2024
Nicholas Rost

/s/ Steven I. Sarowitz	Chairman of the Board of Directors	August 2, 2024
Steven I. Sarowitz

/s/ Linda M. Breard	Director	August 2, 2024
Linda M. Breard

/s/ Virginia G. Breen	Director	August 2, 2024
Virginia G. Breen

/s/ Craig Conway	Director	August 2, 2024
Craig Conway

/s/ Jeffrey T. Diehl	Director	August 2, 2024
Jeffrey T. Diehl

/s/ Robin L. Pederson	Director	August 2, 2024
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 2, 2024
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 2, 2024
Kenneth B. Robinson

/s/ Ronald V. Waters, III	Director	August 2, 2024
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Paylocity Holding Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Capitalized internal-use software development costs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $116.4 million as of June 30, 2024. The Company capitalized approximately $75.5 million of internal-use software costs during the year ended June 30, 2024.

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
Chicago, Illinois
August 2, 2024

PAYLOCITY HOLDING CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$288,767	$401,811
Accounts receivable, net	25,085	32,997
Deferred contract costs	78,109	97,859
Prepaid expenses and other	35,061	39,765
Total current assets before funds held for clients	427,022	572,432
Funds held for clients	2,621,415	2,952,060
Total current assets	3,048,437	3,524,492
Capitalized internal-use software, net	86,127	116,412
Property and equipment, net	64,069	60,640
Operating lease right-of-use assets	44,067	33,792
Intangible assets, net	34,527	28,291
Goodwill	102,054	108,937
Long-term deferred contract costs	294,222	348,003
Long‑term prepaid expenses and other	6,331	7,077
Deferred income tax assets	15,846	17,816
Total assets	$3,695,680	$4,245,460

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,153	$8,638
Accrued expenses	143,287	158,311
Total current liabilities before client fund obligations	149,440	166,949
Client fund obligations	2,625,355	2,950,411
Total current liabilities	2,774,795	3,117,360
Long-term operating lease liabilities	62,471	46,814
Other long-term liabilities	3,731	6,398
Deferred income tax liabilities	11,820	41,824
Total liabilities	$2,852,817	$3,212,396
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2023 and June 30, 2024	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2023 and June 30, 2024; 55,912 shares issued and outstanding at June 30, 2023 and 55,514 shares issued and outstanding at June 30, 2024	56	56
Additional paid-in capital	380,632	360,488
Retained earnings	466,690	673,456
Accumulated other comprehensive loss	(4,515)	(936)
Total stockholders' equity	$842,863	$1,033,064
Total liabilities and stockholders’ equity	$3,695,680	$4,245,460
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended June 30,
	2022	2023	2024
Revenues:
Recurring and other revenue	$847,694	$1,098,036	$1,281,680
Interest income on funds held for clients	4,957	76,562	120,835
Total revenues	852,651	1,174,598	1,402,515
Cost of revenues	287,002	367,039	441,729
Gross profit	565,649	807,559	960,786
Operating expenses:
Sales and marketing	214,455	296,716	334,954
Research and development	102,908	163,994	178,333
General and administrative	163,692	191,823	187,406
Total operating expenses	481,055	652,533	700,693
Operating income	84,594	155,026	260,093
Other income (expense)	(997)	3,588	16,922
Income before income taxes	83,597	158,614	277,015
Income tax expense (benefit)	(7,180)	17,792	70,249
Net income	$90,777	$140,822	$206,766
Other comprehensive income (loss), net of tax	(2,369)	(2,212)	3,579
Comprehensive income	$88,408	$138,610	$210,345

Net income per share:
Basic	$1.65	$2.53	$3.68
Diluted	$1.61	$2.49	$3.63

Weighted-average shares used in computing net income per share:
Basic	55,036	55,706	56,214
Diluted	56,445	56,596	56,976
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	54,594	$55	$241,718	$235,091	$66	$476,930
Stock-based compensation	—	—	103,733	—	—	103,733
Stock options exercised	217	—	2,226	—	—	2,226
Issuance of common stock upon vesting of restricted stock units	567	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	101	—	14,103	—	—	14,103
Net settlement for taxes and/or exercise price related to equity awards	(289)	—	(71,937)	—	—	(71,937)
Unrealized losses on securities, net of tax	—	—	—	—	(2,369)	(2,369)
Net income	—	—	—	90,777	—	90,777
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	162,183	—	—	162,183
Stock options exercised	260	—	3,265	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	724	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	120	—	16,916	—	—	16,916
Net settlement for taxes and/or exercise price related to equity awards	(382)	—	(91,575)	—	—	(91,575)
Unrealized losses on securities, net of tax	—	—	—	—	(2,212)	(2,212)
Net income	—	—	—	140,822	—	140,822
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	163,602	—	—	163,602
Stock options exercised	121	—	2,083	—	—	2,083
Issuance of common stock upon vesting of equity awards	684	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	149	—	19,143	—	—	19,143
Net settlement for taxes and/or exercise price related to equity awards	(302)	—	(54,632)	—	—	(54,632)
Repurchases of common shares	(1,050)	—	(150,340)	—	—	(150,340)
Unrealized gains on securities, net of tax	—	—	—	—	3,579	3,579
Net income	—	—	—	206,766	—	206,766
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2022	2023	2024
Cash flows from operating activities:
Net income	$90,777	$140,822	$206,766
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	96,202	147,300	146,032
Depreciation and amortization expense	50,218	60,866	76,426
Deferred income tax expense (benefit)	(7,180)	13,540	27,835
Provision for credit losses	311	1,245	1,565
Net amortization of premiums (accretion of discounts) on available-for-sale securities	381	(5,412)	(4,378)
Other	503	1,682	(962)
Changes in operating assets and liabilities:
Accounts receivable	(7,605)	(9,407)	(8,186)
Deferred contract costs	(73,263)	(80,781)	(70,337)
Prepaid expenses and other	(14,767)	(3,994)	(5,829)
Accounts payable	2,553	(1,554)	2,423
Accrued expenses and other	16,923	18,416	13,315
Net cash provided by operating activities	155,053	282,723	384,670
Cash flows from investing activities:
Purchases of available-for-sale securities and other	(433,962)	(598,895)	(304,465)
Proceeds from sales and maturities of available-for-sale securities	116,848	446,751	294,438
Capitalized internal-use software costs	(34,515)	(45,004)	(60,726)
Purchases of property and equipment	(18,069)	(21,910)	(18,028)
Acquisitions of businesses, net of cash acquired	(107,576)	—	(12,031)
Other investing activities	(2,500)	(1,104)	(1,079)
Net cash used in investing activities	(479,774)	(220,162)	(101,891)
Cash flows from financing activities:
Net change in client fund obligations	2,228,038	(1,362,421)	325,056
Borrowings under credit facility	50,000	—	—
Repayment of credit facility	(50,000)	—	—
Repurchases of common shares	—	—	(150,000)
Proceeds from employee stock purchase plan	14,103	16,916	19,143
Taxes paid related to net share settlement of equity awards	(69,761)	(88,312)	(52,549)
Other financing activities	(87)	(885)	(72)
Net cash provided by (used in) financing activities	2,172,293	(1,434,702)	141,578
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	1,847,572	(1,372,141)	424,357
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	1,945,881	3,793,453	2,421,312
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$3,793,453	$2,421,312	$2,845,669
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$2,052	$—	$1,118
Liabilities assumed for acquisitions	$4,581	$117	$378
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$311	$404	$494
Cash paid for income taxes	$11	$1,359	$47,619
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$139,756	$288,767	$401,811
Funds held for clients' cash and cash equivalents	3,653,697	2,132,545	2,443,858
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$3,793,453	$2,421,312	$2,845,669
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
(c) Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Any interest earned on the Company’s cash and cash equivalents is reported as Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.
(d) Funds Held For Clients and Client Fund Obligations
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
Marketable securities classified as available-for-sale are recorded at fair value on the Consolidated Balance Sheets. Unrealized gains and losses, net of applicable income taxes, are reported as Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income. Interest on marketable securities included in Funds held for clients is reported as Interest income on funds held for clients in the Consolidated Statements of Operations and Comprehensive Income.

The Company evaluates whether a decline in an individual security’s fair value as compared to its amortized cost basis resulted from credit loss or other factors. If the Company determines that an individual security’s unrealized loss results from credit impairment, it compares the present value of cash flows expected to be collected from the impaired security with its amortized cost basis. If the security’s amortized cost basis exceeds the present value of expected cash flows, the Company records credit impairment loss through an allowance for credit loss. The Company did not recognize any credit impairment losses during the years ended June 30, 2022, 2023 or 2024.
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded in the accompanying Consolidated Balance Sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.
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
(i) Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations using the acquisition method of accounting. It allocates the purchase price consideration associated with its acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. Estimating the fair values of assets acquired and liabilities assumed requires the use of significant judgments and estimates, which are inherently uncertain and subject to refinement as additional information becomes available. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. The Company may engage a valuation specialist to assist in the fair value measurement of assets acquired and liabilities assumed for each acquisition.
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
The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2022, 2023 or 2024 as a result of the Company’s qualitative assessments over its single reporting segment.

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
Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g., Consumer Price Index). Certain of the Company’s operating lease agreements include variable payments that are passed through by the lessor, such as insurance, taxes, and common area maintenance, payments based on the usage of the asset, and rental payments adjusted periodically for inflation. Variable payments are expensed as incurred and included within variable lease costs.
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

(n) Share Repurchases
The Company retires all shares repurchased pursuant to its approved share repurchase program (the "Repurchase Program"). The Company records the share purchase price and the amount of any excise taxes payable on shares repurchased as a reduction of Additional paid-in capital on its Consolidated Balance Sheets. If the Company exhausts Additional paid-in capital, it will record the excess as a reduction to Retained earnings. For more information on the Repurchase Program, refer to Note 15.
(o) Revenue Recognition
The Company recognizes revenue when it transfers control of goods or services to a customer in an amount that reflects the consideration to which it expects to be entitled to for those goods or services based on the following five steps:
1)Identify the contract with a customer;
2)Identify the performance obligations in the contract;
3)Determine the transaction price;
4)Allocate the transaction price to performance obligations in the contract; and
5)Recognize revenue when or as the Company satisfies a performance obligation.
The Company derives its revenue from contracts substantially all from recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company offers term agreements to its clients, which are generally two years in length. Recurring fees are derived from cloud-based payroll and HCM software solutions which includes payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HR-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis.
Substantially all of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a per-employee-per-month fee. The Company has certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 services.
Implementation services and other consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract. As a result, implementation fees are deferred and amortized generally over a period up to 24 months.
Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the Consolidated Statements of Operations and Comprehensive Income.
Interest income earned on funds held for clients is recognized in Interest income on funds held for clients when earned as the collection, holding and remittance of these funds are components of providing services to clients.
(p) Cost of Revenues
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

(q) Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $8,335, $15,700 and $22,414 for the years ended June 30, 2022, 2023 and 2024, respectively.
(r) Stock-Based Compensation
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
(s) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(t) Segment Information
The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single reporting segment. For fiscal 2024, the Company’s chief operation decision maker was the Company’s Co-Chief Executive Officers.
(u) Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker along with other incremental segment information. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the impact of the ASU on its related financial statement disclosures including the timing of adoption.
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

(3) Revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended June 30,
	2022	2023	2024
Recurring fees	$818,137	$1,056,808	$1,227,150
Implementation services and other	29,557	41,228	54,530
Total revenues from contracts	$847,694	$1,098,036	$1,281,680
Deferred revenue
The timing of revenue recognition for recurring revenue is consistent with the timing of invoicing as they occur monthly as services are provided based on a per-employee-per-month fee. As such, the Company does not generally recognize contract assets or liabilities related to recurring revenue.
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended June 30,
	2023	2024
Balance at beginning of the year	$12,233	$22,617
Deferral of revenue	40,991	43,463
Revenue recognized	(30,607)	(41,197)
Balance at end of the year	$22,617	$24,883
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $20,849 in fiscal 2025, $3,893 in fiscal 2026, and $141 thereafter.
Deferred contract costs
The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$182,543	$80,999	$(44,577)	$218,965
Costs to fulfill a contract	106,025	72,762	(25,421)	153,366
Total	$288,568	$153,761	$(69,998)	$372,331

	Year Ended June 30, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$83,701	$(52,530)	$250,136
Costs to fulfill a contract	153,366	78,599	(36,239)	195,726
Total	$372,331	$162,300	$(88,769)	$445,862

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Consolidated Statements of Operations and Comprehensive Income. The Company did not record any impairment losses associated with its deferred contract costs during the years ended June 30, 2022, 2023 or 2024.
Remaining Performance Obligations
The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $76,978 as of June 30, 2024, which will be generally recognized over the next 24 months.
(4) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2023
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$288,767	$—	$—	$288,767
Funds held for clients' cash and cash equivalents	2,132,545	—	—	2,132,545
Available-for-sale securities:
Commercial paper	110,003	12	(138)	109,877
Corporate bonds	112,262	18	(1,867)	110,413
Asset-backed securities	30,061	10	(337)	29,734
Certificates of deposit	68,247	5	(93)	68,159
U.S treasury securities	158,839	—	(2,839)	156,000
U.S government agency securities	8,000	—	(513)	7,487
Other	7,329	—	(129)	7,200
Total available-for-sale securities	494,741	45	(5,916)	488,870
Total investments	$2,916,053	$45	$(5,916)	$2,910,182

	June 30, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$401,811	$—	$—	$401,811
Funds held for clients' cash and cash equivalents	2,443,858	—	—	2,443,858
Available-for-sale securities:
Corporate bonds	314,728	1,094	(1,002)	314,820
Asset-backed securities	40,653	147	(118)	40,682
U.S treasury securities	124,889	36	(973)	123,952
Other	28,875	84	(211)	28,748
Total available-for-sale securities	509,145	1,361	(2,304)	508,202
Total investments	$3,354,814	$1,361	$(2,304)	$3,353,871
All available-for-sale securities were included in Funds held for clients at June 30, 2023 and 2024.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds as of June 30, 2023 and 2024.

Classification of investments on the consolidated balance sheets was as follows:

	June 30,
	2023	2024
Cash and cash equivalents	$288,767	$401,811
Funds held for clients	2,621,415	2,952,060
Total investments	$2,910,182	$3,353,871
Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2023 and 2024 had fair market value as follows:

	June 30, 2023
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Commercial paper	$(138)	$96,665	$—	$—	$(138)	$96,665
Corporate bonds	(695)	71,089	(1,172)	32,807	(1,867)	103,896
Asset-backed securities	(233)	23,313	(104)	2,038	(337)	25,351
Certificates of deposit	(93)	52,254	—	—	(93)	52,254
U.S. treasury securities	(1,075)	95,388	(1,764)	60,612	(2,839)	156,000
U.S. government agency securities	—	—	(513)	7,487	(513)	7,487
Other	(71)	5,326	(58)	1,874	(129)	7,200
Total available-for-sale securities	$(2,305)	$344,035	$(3,611)	$104,818	$(5,916)	$448,853

	June 30, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(488)	105,957	$(514)	$30,057	$(1,002)	$136,014
Asset-backed securities	(1)	1,069	(117)	8,335	(118)	9,404
U.S. treasury securities	(157)	44,712	(816)	72,224	(973)	116,936
Other	(12)	3,497	(199)	10,525	(211)	14,022
Total available-for-sale securities	$(658)	$155,235	$(1,646)	$121,141	$(2,304)	$276,376
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the years ended June 30, 2022, 2023 or 2024. All securities in the Company's portfolio held an A-1 rating or better as of June 30, 2024.
The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2022, 2023 or 2024. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2022, 2023 and 2024.

Expected maturities of available-for-sale securities at June 30, 2024 were as follows:

	Amortized cost	Fair value
One year or less	$160,979	$159,873
One year to two years	97,324	96,657
Two years to three years	73,548	73,812
Three years to five years	177,294	177,860
Total available-for-sale securities	$509,145	$508,202
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
The Company measures any cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2023 and 2024 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, U.S. treasury securities and other. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2023 or 2024.

The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$288,767	$288,767	$—	$—
Funds held for clients' cash and cash equivalents	2,132,545	2,132,545	—	—
Available-for-sale securities:
Commercial paper	109,877	—	109,877	—
Corporate bonds	110,413	—	110,413	—
Asset-backed securities	29,734	—	29,734	—
Certificates of deposit	68,159	—	68,159	—
U.S. treasury securities	156,000	—	156,000	—
U.S. government agency securities	7,487	—	7,487	—
Other	7,200	—	7,200	—
Total available-for-sale securities	488,870	—	488,870	—
Total investments	$2,910,182	$2,421,312	$488,870	$—

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$401,811	$401,811	$—	$—
Funds held for clients' cash and cash equivalents	2,443,858	2,443,858	—	—
Available-for-sale securities:
Corporate bonds	314,820	—	314,820	—
Asset-backed securities	40,682	—	40,682	—
U.S. treasury securities	123,952	—	123,952	—
Other	28,748	—	28,748	—
Total available-for-sale securities	508,202	—	508,202	—
Total investments	$3,353,871	$2,845,669	$508,202	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 7 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

(6) Accounts Receivable, Net
The components of accounts receivable were as follows:

	Year Ended June 30,
	2023	2024
Trade receivables	$15,471	$18,850
Accrued interest on funds held for clients	6,886	9,453
Other	4,348	7,069
Gross accounts receivable	26,705	35,372
Allowance for credit losses	(1,620)	(2,375)
Accounts receivable, net	$25,085	$32,997
Activity in the allowance for credit losses related to accounts receivable was as follows:

	Year Ended June 30,
	2022	2023	2024
Balance at the beginning of the year	$800	$841	$1,620
Charged to expense	311	1,245	1,565
Write-offs	(270)	(466)	(810)
Balance at the end of the year	$841	$1,620	$2,375
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
On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The preliminary allocation of the purchase price for Trace was approximately $6,883 of goodwill, $4,200 of proprietary technology and other immaterial assets and liabilities, which reflects certain immaterial measurement period adjustments recorded during the year ended June 30, 2024. The fair values of the assets acquired and liabilities assumed due to this acquisition are currently provisional and are subject to change over the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. The primary area subject to change is deferred taxes. The measurement period will end no later than one year from the acquisition date.
The results from these acquisitions have been included in the Company’s consolidated financial statements since the closing of the acquisitions and are not material to the Company. Pro forma information was not presented because the effects of the acquisitions are not material to the Company’s consolidated financial statements. The goodwill related to these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with the Blue Marble acquisition is deductible for income tax purposes. The goodwill associated with the Cloudsnap and Trace acquisitions is not deductible for income tax purposes. Direct costs related to these acquisitions were immaterial and expensed as incurred primarily as General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
(8) Capitalized Internal-Use Software
Capitalized internal-use software and accumulated amortization were as follows:

	June 30,
	2023	2024
Capitalized internal-use software	$248,738	$324,269
Accumulated amortization	(162,611)	(207,857)
Capitalized internal-use software, net	$86,127	$116,412
Amortization of capitalized internal-use software amounted to $25,267, $31,440 and $45,246 for the years ended June 30, 2022, 2023 and 2024, respectively and is included in Cost of revenues.

(9) Property and Equipment
The major classes of property and equipment were as follows:

	June 30,
	2023	2024
Office equipment	$2,508	$2,771
Computer equipment	58,670	63,138
Furniture and fixtures	12,958	13,081
Software	11,127	13,102
Leasehold improvements	48,159	49,392
Time clocks rented by clients	8,533	9,738
Total	141,955	151,222
Accumulated depreciation	(77,886)	(90,582)
Property and equipment, net	$64,069	$60,640
Depreciation expense amounted to $16,199, $18,478 and $20,744 for the years ended June 30, 2022, 2023 and 2024, respectively.
(10) Goodwill and Intangible Assets
The following table summarizes changes in goodwill during the years presented below:

	Year Ended June 30,
	2023	2024
Balance at beginning of year	$101,949	$102,054
Additions attributable to acquisitions	—	6,883
Measurement period adjustments	105	—
Balance at end of year	$102,054	$108,937
Refer to Note 7 for further details on acquisition activity during the years ended June 30, 2023 and 2024.
The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30,		Weighted average useful life (years)
	2023	2024
Proprietary technology	$43,129	$47,329	5.9
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	68,569	72,769
Accumulated amortization	(34,042)	(44,478)
Intangible assets, net	$34,527	$28,291

Amortization expense for acquired intangible assets was $8,752, $10,948 and $10,436 for the years ended June 30, 2022, 2023 and 2024, respectively, and is included in Cost of revenues and General and administrative. Future amortization expense for acquired intangible assets was as follows as of June 30, 2024:

Fiscal 2025	$9,728
Fiscal 2026	8,109
Fiscal 2027	5,733
Fiscal 2028	3,869
Fiscal 2029	852
Total	$28,291
(11) Accrued Expenses
The components of accrued expenses were as follows:

	June 30,
	2023	2024
Accrued payroll and personnel costs	$85,019	$93,248
Operating lease liabilities	7,800	7,634
Deferred revenue	24,539	25,949
Other	25,929	31,481
Total accrued expenses	$143,287	$158,311
(12) Debt
In July 2019, the Company entered into a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. In August 2022, the Company entered into a first amendment to the aforementioned credit agreement to increase the borrowing capacity of our revolving credit facility ("credit facility") to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The amended credit agreement extends the maturity date of the credit facility to August 2027 and replaces the interest rate based on London Interbank Offered Rate with an interest rate based on secured overnight financing rate ("SOFR"). In January 2022, the Company borrowed $50,000 under the credit facility in connection with its acquisition of Cloudsnap, which it repaid during the third quarter of fiscal 2022. The Company had no borrowings at June 30, 2023 or June 30, 2024 and did not borrow any amounts during fiscal 2023 or 2024. The Company incurred interest expense related to any borrowings at average interest rate of 1.01% during the year ended June 30, 2022.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of June 30, 2024, the Company was in compliance with all of the aforementioned covenants.

(13) Leases
The Company primarily leases office space under non-cancellable operating leases expiring on various dates from July 2024 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from July 2024 through December 2027.
The components of operating lease expense were as follows:

	Year Ended June 30,
	2022	2023	2024
Operating lease cost	$7,509	$8,868	$8,590
Short-term lease cost	345	301	568
Variable lease cost	4,579	5,358	4,614
Total lease costs	$12,433	$14,527	$13,772
Operating lease cost excludes $4,283 in lease exit gains recorded during the year ended June 30, 2024.
The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases were as follows:

	June 30,
	2023	2024
Operating lease right-of-use assets	$44,067	$33,792
Accrued expenses	$7,800	$7,634
Long-term operating lease liabilities	$62,471	$46,814
Weighted-average remaining lease term (years)	8.0	7.0
Weighted-average discount rate	3.52%	4.62%
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended June 30,
	2022	2023	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$9,955	$10,958	$9,855
Operating lease assets obtained in exchange for new liabilities	$10,084	$1,264	$1,059
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet were as follows as of June 30, 2024:

Fiscal 2025	$9,838
Fiscal 2026	9,262
Fiscal 2027	8,855
Fiscal 2028	8,655
Fiscal 2029	7,698
Thereafter	19,821
Total undiscounted cash flows	64,129
Less: Present value discount	(9,681)
Total operating lease liabilities	$54,448

The table above excludes $7,263 of undiscounted future minimum lease payments for operating lease liabilities for both office space and equipment that had not yet commenced for terms ranging from four to six years.
(14) Income Taxes
(a) Income Taxes
Income tax expense (benefit) for the years ended June 30, 2022, 2023 and 2024 consists of the following:

	Year Ended June 30,
	2022	2023	2024
Current taxes
Federal	$—	$1,702	$30,900
State and local	(16)	2,625	11,524
Deferred taxes:
Federal	(4,214)	17,973	26,438
State and local	(2,950)	(4,508)	1,387
Total income tax expense (benefit)	$(7,180)	$17,792	$70,249
(b) Tax Rate Reconciliation
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended June 30, 2022, 2023 and 2024 to pretax income as a result of the following:

	Year Ended June 30,
	2022	2023	2024
Income tax expense (benefit) at statutory federal rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit and other credits	(5.3)	(3.1)	(2.9)
Non-deductible expenses	1.5	1.0	0.7
Change in valuation allowance	0.4	(2.8)	(0.5)
Stock-based compensation expense	(21.9)	(6.1)	2.7
State and local income taxes, net of federal income tax benefit	(4.0)	1.3	4.3
Other	(0.3)	(0.1)	0.1
	(8.6)%	11.2%	25.4%
The effective tax rate for the years ended June 30, 2022, 2023 and 2024 was (8.6)%, 11.2% and 25.4%, respectively, on pre-tax income of $83,597, $158,614 and $277,015, respectively. The increase in the effective tax rate was primarily due to decreased deductions related to stock-based compensation.

(c) Components of Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2023 and 2024 are presented below.

	June 30,
	2023	2024
Deferred tax assets:
Operating lease liabilities	$18,238	$14,141
Accrued expenses	19,610	19,706
Stock-based compensation	27,402	28,595
Net operating loss carryforwards	13,010	4,282
Federal and state tax credits	35,016	17,907
Research and development costs	12,523	29,718
Other	1,204	—
Total deferred tax assets	127,003	114,349
Valuation allowance	(1,350)	—
Net deferred tax assets	125,653	114,349
Deferred tax liabilities:
Deferred contract costs	(96,598)	(116,004)
Operating lease right-of-use assets	(11,456)	(8,775)
Intangible assets	(2,626)	(2,661)
Depreciation	(10,947)	(10,559)
Other	—	(358)
Total deferred tax liabilities	(121,627)	(138,357)
Net deferred tax asset (liability)	$4,026	$(24,008)
As of June 30, 2024, the Company no longer maintains a valuation allowance for state tax benefits which may not be realized. Such assessment may change in the future as further evidence becomes available.
At June 30, 2024, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $10,484, all of which can be carried forward indefinitely. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $31,649, of which $23,429 expire from 2029 to 2044, while the remaining $8,220 can be carried forward indefinitely. The Company also has gross state research and development tax credits and other state credit carryforwards of approximately $22,667, which expire between 2025 and 2044.
As of June 30, 2023 and 2024, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized:

	Year Ended June 30,
	2023	2024
Unrecognized tax benefits at beginning of the year	$1,015	$1,552
Additions for current year tax positions	570	769
Additions for tax positions of prior periods	—	114
Subtractions for tax positions of prior periods	(33)	—
Unrecognized tax benefit at end of year	$1,552	$2,435

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits unutilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2021, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2021 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.
(15) Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.
Share Repurchase Program
On April 30, 2024, the Company's Board of Directors approved a share repurchase program (the "Repurchase Program") under which the Company is authorized to purchase (in the aggregate) up to $500,000 of its issued and outstanding common stock. Under the Repurchase Program, shares may be repurchased from time-to-time in open market transactions at prevailing market prices, privately negotiated transactions or by other means, including the use of Rule 10b5-1 trading plans entered into by the Company. The actual timing, number and value of shares repurchased under the Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time. During the year ended June 30, 2024, the Company repurchased 1,050 shares for $150,000. All shares of common stock repurchased were retired.
(16) Benefit Plans
(a) Equity Incentive Plans
In November 2023, the Company’s stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which replaces the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The 2023 Plan permits the granting of restricted stock units (“RSUs”), market share units (“MSUs”) and other equity incentives at the discretion of the compensation committee of the Company’s board of directors (“the Committee”). No new awards have been or will be issued under the 2014 Plan since the effective date of the 2023 Plan. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan.
As of June 30, 2024, the Company had 3,794 shares allocated to the plans, of which 1,654 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.

Stock-based compensation expense related to RSUs, MSUs and the Employee Stock Purchase Plan (as described below) was included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year Ended June 30,
	2022	2023	2024
Cost of revenues	$11,622	$17,101	$18,927
Sales and marketing	21,854	36,930	35,536
Research and development	18,696	36,475	36,072
General and administrative	44,030	56,794	55,497
Total stock-based compensation expense	$96,202	$147,300	$146,032
In addition, the Company capitalized $7,119, $11,901 and $14,376 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2022, 2023 and 2024, respectively.
The following table represents stock option activity during the year ended June 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2023	288	$23.63	1.2	$46,129
Options exercised	(121)	$17.37
Balance at June 30, 2024	167	$28.13	0.5	$17,301
Options vested and exercisable at June 30, 2024	167	$28.13	0.5	$17,301
There were no stock options granted during the years ended June 30, 2022, 2023 or 2024. The total intrinsic value of options exercised during the years ended June 30, 2022, 2023 and 2024 was $51,457, $52,985 and $18,438, respectively.
The Company grants RSUs under its equity incentive plans with terms determined at the discretion of the Committee. RSUs generally vest over four years following the grant date and have time-based vesting conditions. The following table represents restricted stock unit activity during the year ended June 30, 2024:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2023	1,242	$225.30
RSUs granted	796	$190.07
RSUs vested	(624)	$200.67
RSUs forfeited	(124)	$213.55
RSU balance at June 30, 2024	1,290	$214.98
The Company also grants MSUs under its equity incentive plans with terms determined at the discretion of the Committee. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over an approximately three-year period. The MSUs cliff-vest at the end of the TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned.

The following table represents market share unit activity during the year ended June 30, 2024:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2023	171	$320.38
MSUs granted	86	$256.66
MSUs vested	(60)	$178.04
MSU balance at June 30, 2024	197	$335.79
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Year Ended June 30,
	2022	2023	2024
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	47.4 - 47.5%	51.0 - 52.7%	44.5%
Expected term (years)	2.92 - 3.04	2.75 - 3.04	3.04
Risk‑free interest rate	0.43 - 0.47%	3.11 - 4.01%	4.58%
At June 30, 2024, there was $127,409 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.7 years.
The total of excess income tax benefits for stock-based compensation arrangements was $143,046, $113,903 and $9,374 for the years ended June 30, 2022, 2023 and 2024, respectively, and were recognized through Income tax expense (benefit).
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
As of June 30, 2024, a total of 2,024 shares of common stock were reserved for future issuances under the ESPP. The number of shares of common stock reserved for issuance under the ESPP was eligible to increase each calendar year, continuing through and including January 1, 2024. The Company’s board of directors approved the final increase in the number of common shares in reserve for issuance under the ESPP by 400 shares, effective January 1, 2024.

The Company issued a total of 149 shares upon the completion of its six-month offering periods ending November 15, 2023 and May 15, 2024. The Company recorded compensation expense attributable to the ESPP of $4,676, $6,393 and $6,378 for the years ended June 30, 2022, 2023 and 2024, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair values of the ESPP offering periods were estimated using the following assumptions:

	Year Ended June 30,
	2022	2023	2024
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	31.0 - 57.5%	41.1 - 57.5%	32.9 - 43.3%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	0.04 - 1.54%	1.54 - 5.26%	5.26 - 5.41%
(c) 401(k) Plan
The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $12,305, $15,083 and $17,377 for the years ended June 30, 2022, 2023 and 2024, respectively.
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

The following table presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2022	2023	2024
Numerator:
Net income	$90,777	$140,822	$206,766

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,036	55,706	56,214
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units and market share units	1,409	890	762
Diluted	56,445	56,596	56,976

Net income per share:
Basic	$1.65	$2.53	$3.68
Diluted	$1.61	$2.49	$3.63
The following table summarizes the outstanding restricted stock units and market share units as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year Ended June 30,
	2022	2023	2024
Market share units	24	48	12
Restricted stock units	70	39	12
Total	94	87	24