Form 10-Q
period 2024-09-30
Paylocity Holding Corp
filed 2024-10-31
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,746,768 shares of Common Stock, $0.001 par value per share, as of October 24, 2024.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$401,811	$778,549
Accounts receivable, net	32,997	34,317
Deferred contract costs	97,859	102,413
Prepaid expenses and other	39,765	40,583
Total current assets before funds held for clients	572,432	955,862
Funds held for clients	2,952,060	2,340,411
Total current assets	3,524,492	3,296,273
Capitalized internal-use software, net	116,412	121,932
Property and equipment, net	60,640	57,945
Operating lease right-of-use assets	33,792	33,190
Intangible assets, net	28,291	25,744
Goodwill	108,937	108,863
Long-term deferred contract costs	348,003	357,159
Long‑term prepaid expenses and other	7,077	6,508
Deferred income tax assets	17,816	17,167
Total assets	$4,245,460	$4,024,781

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,638	$16,039
Accrued expenses	158,311	156,001
Total current liabilities before client fund obligations	166,949	172,040
Client fund obligations	2,950,411	2,328,665
Total current liabilities	3,117,360	2,500,705
Long-term debt	—	325,000
Long-term operating lease liabilities	46,814	45,661
Other long-term liabilities	6,398	6,493
Deferred income tax liabilities	41,824	41,010
Total liabilities	$3,212,396	$2,918,869
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2024 and September 30, 2024	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2024 and September 30, 2024; 55,514 shares issued and outstanding at June 30, 2024 and 55,738 shares issued and outstanding at September 30, 2024	56	56
Additional paid-in capital	360,488	376,952
Retained earnings	673,456	723,029
Accumulated other comprehensive income (loss)	(936)	5,875
Total stockholders' equity	$1,033,064	$1,105,912
Total liabilities and stockholders’ equity	$4,245,460	$4,024,781

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2023	2024
Revenues:
Recurring and other revenue	$291,685	$333,105
Interest income on funds held for clients	25,901	29,851
Total revenues	317,586	362,956
Cost of revenues	101,467	114,960
Gross profit	216,119	247,996
Operating expenses:
Sales and marketing	80,403	88,431
Research and development	44,605	47,260
General and administrative	49,922	48,161
Total operating expenses	174,930	183,852
Operating income	41,189	64,144
Other income	3,225	4,742
Income before income taxes	44,414	68,886
Income tax expense	9,897	19,313
Net income	$34,517	$49,573
Other comprehensive income, net of tax	120	6,811
Comprehensive income	$34,637	$56,384

Net income per share:
Basic	$0.62	$0.89
Diluted	$0.61	$0.88

Weighted-average shares used in computing net income per share:
Basic	56,037	55,640
Diluted	56,881	56,266
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	43,964	—	—	43,964
Stock options exercised	14	—	223	—	—	223
Issuance of common stock upon vesting of equity awards	387	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(146)	—	(29,048)	—	—	(29,048)
Unrealized gains on securities, net of tax	—	—	—	—	120	120
Net income	—	—	—	34,517	—	34,517
Balances at September 30, 2023	56,167	$56	$395,771	$501,207	$(4,395)	$892,639

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	38,000	—	—	38,000
Stock options exercised	114	—	2,822	—	—	2,822
Issuance of common stock upon vesting of equity awards	273	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(163)	—	(24,358)	—	—	(24,358)
Unrealized gains on securities, net of tax	—	—	—	—	6,811	6,811
Net income	—	—	—	49,573	—	49,573
Balances at September 30, 2024	55,738	$56	$376,952	$723,029	$5,875	$1,105,912
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net income	$34,517	$49,573
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	39,005	33,540
Depreciation and amortization expense	17,121	21,552
Deferred income tax expense (benefit)	5,391	(2,556)
Provision for credit losses	181	221
Net accretion of discounts on available-for-sale securities	(1,392)	(662)
Other	189	304
Changes in operating assets and liabilities:
Accounts receivable	(4,801)	(903)
Deferred contract costs	(14,985)	(13,081)
Prepaid expenses and other	(1,669)	(773)
Accounts payable	1,569	7,885
Accrued expenses and other	(12,984)	(3,645)
Net cash provided by operating activities	62,142	91,455
Cash flows from investing activities:
Purchases of available-for-sale securities	(92,567)	(20,174)
Proceeds from sales and maturities of available-for-sale securities	101,216	25,022
Capitalized internal-use software costs	(14,193)	(15,210)
Purchases of property and equipment	(3,454)	(2,328)
Other investing activities	(406)	(638)
Net cash used in investing activities	(9,404)	(13,328)
Cash flows from financing activities:
Net change in client fund obligations	(93,566)	(621,746)
Borrowings under credit facility	—	325,000
Taxes paid related to net share settlement of equity awards	(28,825)	(21,536)
Other financing activities	(11)	(11)
Net cash used in financing activities	(122,402)	(318,293)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(69,664)	(240,166)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,421,312	2,845,669
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,351,648	$2,605,503
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$1,803	$960
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$124	$123
Cash paid for income taxes	$6,207	$6,194
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$305,031	$778,549
Funds held for clients' cash and cash equivalents	2,046,617	1,826,954
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,351,648	$2,605,503
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K.
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

(d) Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker along with other incremental segment information. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company continues to evaluate the impact of this ASU on its consolidated financial statement disclosures including the timing of adoption.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company continues to evaluate the impact of this ASU on its consolidated financial statement disclosures including the method and timing of adoption.
From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.
(3) Revenue
The Company derives substantially all of its revenue from contracts from recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company also offers term agreements to its clients, which are generally two years in length. Recurring fees are derived from cloud-based payroll and HCM software solutions which includes payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HR-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis. Substantially all of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a per-employee-per-month fee. The Company has certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 services. Implementation services and other consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract.
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2023	2024
Recurring fees	$279,899	$319,314
Implementation services and other	11,786	13,791
Total revenues from contracts	$291,685	$333,105
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

The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended September 30,
	2023	2024
Balance at beginning of the period	$22,617	$24,883
Deferral of revenue	10,644	11,274
Revenue recognized	(9,121)	(10,760)
Balance at end of the period	$24,140	$25,397
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $19,200 in fiscal 2025, $5,697 in fiscal 2026 and $500 in fiscal 2027 and thereafter.
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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$17,760	$(12,316)	$224,409
Costs to fulfill a contract	153,366	18,455	(8,004)	163,817
Total	$372,331	$36,215	$(20,320)	$388,226

	Three Months Ended September 30, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$19,412	$(14,525)	$255,023
Costs to fulfill a contract	195,726	19,667	(10,844)	204,549
Total	$445,862	$39,079	$(25,369)	$459,572
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $84,706 as of September 30, 2024, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
(4) Business Combination

On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The allocation of the purchase price for Trace was approximately $6,809 of goodwill, $4,200 of proprietary technology and other immaterial assets and liabilities which reflects certain immaterial measurement period adjustments recorded during the three months ended September 30, 2024. The Company accounted for this transaction as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the date of the acquisition with the excess consideration paid recorded as goodwill.
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
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2024	$2,375
Charged to expense	221
Write-offs	(297)
Balance at September 30, 2024	$2,299
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2024	September 30, 2024
Capitalized internal-use software	$324,269	$343,566
Accumulated amortization	(207,857)	(221,634)
Capitalized internal-use software, net	$116,412	$121,932
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $9,535 and $13,777 for the three months ended September 30, 2023 and 2024, respectively.

The major classes of property and equipment, net were as follows:

	June 30, 2024	September 30, 2024
Office equipment	$2,771	$2,774
Computer equipment	63,138	63,284
Furniture and fixtures	13,081	13,088
Software	13,102	12,972
Leasehold improvements	49,392	49,408
Time clocks rented by clients	9,738	10,029
Total	151,222	151,555
Accumulated depreciation	(90,582)	(93,610)
Property and equipment, net	$60,640	$57,945
Depreciation expense amounted to $5,050 and $5,228 for the three months ended September 30, 2023 and 2024, respectively.
The following table summarizes changes in goodwill during the three months ended September 30, 2024:

Balance at June 30, 2024	$108,937
Measurement period adjustments	(74)
Balance at September 30, 2024	$108,863
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2024	September 30, 2024	Weighted average useful life (years)
Proprietary technology	$47,329	$47,329	5.9
Client relationships	22,200	22,200	7.8
Non-solicitation agreements	1,600	1,600	3.1
Trade names	1,640	1,640	5.0
Total	72,769	72,769
Accumulated amortization	(44,478)	(47,025)
Intangible assets, net	$28,291	$25,744
Amortization expense for acquired intangible assets was $2,536 and $2,547 for the three months ended September 30, 2023 and 2024, respectively, and is included in Cost of revenues and General and administrative.

Future amortization expense for acquired intangible assets as of September 30, 2024 is as follows:

Remainder of fiscal 2025	$7,181
Fiscal 2026	8,109
Fiscal 2027	5,733
Fiscal 2028	3,869
Fiscal 2029	852
Total	$25,744

The components of accrued expenses were as follows:

	June 30, 2024	September 30, 2024
Accrued payroll and personnel costs	$93,248	$76,368
Operating lease liabilities	7,634	7,669
Deferred revenue	25,949	27,422
Other	31,481	44,542
Total accrued expenses	$158,311	$156,001
(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$401,811	$—	$—	$401,811
Funds held for clients' cash and cash equivalents	2,443,858	—	—	2,443,858
Available-for-sale securities:
Corporate bonds	314,728	1,094	(1,002)	314,820
Asset-backed securities	40,653	147	(118)	40,682
U.S. treasury securities	124,889	36	(973)	123,952
Other	28,875	84	(211)	28,748
Total available-for-sale securities	509,145	1,361	(2,304)	508,202
Total investments	$3,354,814	$1,361	$(2,304)	$3,353,871

	September 30, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$778,549	$—	$—	$778,549
Funds held for clients' cash and cash equivalents	1,826,954	—	—	1,826,954
Available-for-sale securities:
Corporate bonds	327,555	7,817	(198)	335,174
Asset-backed securities	39,513	639	(35)	40,117
U.S. treasury securities	120,302	345	(198)	120,449
Other	17,589	214	(86)	17,717
Total available-for-sale securities	504,959	9,015	(517)	513,457
Total investments	$3,110,462	$9,015	$(517)	$3,118,960
All available-for-sale securities were included in Funds held for clients at June 30, 2024 and September 30, 2024.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2024 and September 30, 2024.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2024	September 30, 2024
Cash and cash equivalents	$401,811	$778,549
Funds held for clients	2,952,060	2,340,411
Total investments	$3,353,871	$3,118,960

Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2024 and September 30, 2024 had fair market value as follows:

	June 30, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	(488)	105,957	(514)	30,057	(1,002)	136,014
Asset-backed securities	(1)	1,069	(117)	8,335	(118)	9,404
U.S. treasury securities	(157)	44,712	(816)	72,224	(973)	116,936
Other	(12)	3,497	(199)	10,525	(211)	14,022
Total available-for-sale securities	$(658)	$155,235	$(1,646)	$121,141	$(2,304)	$276,376

	September 30, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	(3)	12,690	(195)	23,784	(198)	36,474
Asset-backed securities	—	—	(35)	6,732	(35)	6,732
U.S. treasury securities	(3)	4,563	(195)	48,322	(198)	52,885
Other	—	—	(86)	5,913	(86)	5,913
Total available-for-sale securities	$(6)	$17,253	$(511)	$84,751	$(517)	$102,004
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2023 or 2024. All securities in the Company’s portfolio held an A-1 rating or better as of September 30, 2024.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2023 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended September 30, 2023 or 2024.
Expected maturities of available-for-sale securities at September 30, 2024 were as follows:

	Amortized cost	Fair value
One year or less	$168,598	$168,376
One year to two years	100,068	101,286
Two years to three years	51,108	52,492
Three years to five years	185,185	191,303
Total available-for-sale securities	$504,959	$513,457
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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2024 and September 30, 2024 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2024 or September 30, 2024.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$401,811	$401,811	$—	$—
Funds held for clients' cash and cash equivalents	2,443,858	2,443,858	—	—
Available-for-sale securities:
Corporate bonds	314,820	—	314,820	—
Asset-backed securities	40,682	—	40,682	—
U.S. treasury securities	123,952	—	123,952	—
Other	28,748	—	28,748	—
Total available-for-sale securities	508,202	—	508,202	—
Total investments	$3,353,871	$2,845,669	$508,202	$—

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$778,549	$778,549	$—	$—
Funds held for clients' cash and cash equivalents	1,826,954	1,826,954	—	—
Available-for-sale securities:
Corporate bonds	335,174	—	335,174	—
Asset-backed securities	40,117	—	40,117	—
U.S. treasury securities	120,449	—	120,449	—
Other	17,717	—	17,717	—
Total available-for-sale securities	513,457	—	513,457	—
Total investments	$3,118,960	$2,605,503	$513,457	$—

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
(8) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any borrowings outstanding will mature and be payable upon expiration. The Company had no outstanding borrowings under the credit facility at June 30, 2024. During the three months ended September 30, 2024, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, which remained outstanding at September 30, 2024. Refer to Note 13 for further details on the Company's acquisition of Airbase Inc.
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
Any borrowings under the credit facility will generally bear interest, at the Company’s option, at a rate per annum determined by reference to either the Term Secured Overnight Financing Rate ("SOFR") rate plus the SOFR Adjustment or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.500% and 0.0% to 0.500%, respectively, based on the then-applicable net total leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of September 30, 2024, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
The Company maintained a 2014 Equity Incentive Plan (the “2014 Plan”) and continues to maintain a 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan serves as the successor to the 2014 Plan and permits the granting of market share units ("MSUs"), performance stock units ("PSUs"), restricted stock units ("RSUs") and other equity incentives at the discretion of the compensation committee of the Company’s board of directors ("Committee"). No new awards have been or will be issued under the 2014 Plan since the effective date of the 2023 Plan. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan.
As of September 30, 2024, the Company had 1,432 shares available for future grant under the 2023 Plan, and 2,138 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to granted awards that are forfeited or net settled at exercise or release may be reissued under the 2023 Plan to satisfy future issuances.

Stock-based compensation expense related to MSUs, PSUs, RSUs and the Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,
	2023	2024
Cost of revenues	$4,943	$4,496
Sales and marketing	9,225	9,341
Research and development	9,758	9,493
General and administrative	15,079	10,210
Total stock-based compensation expense	$39,005	$33,540
In addition, the Company capitalized $4,049 and $3,831 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2023 and 2024, respectively.
There were no stock options granted during the three months ended September 30, 2024. The table below presents stock option activity during the three months ended September 30, 2024:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2024	167	$28.13	0.5	$17,301
Options exercised	(114)	$24.80
Option balance at September 30, 2024	53	$35.28	0.9	$6,874
Options vested and exercisable at September 30, 2024	53	$35.28	0.9	$6,874
The total intrinsic value of options exercised was $2,494 and $13,497 during the three months ended September 30, 2023 and 2024, respectively.
The Company grants RSUs under its equity incentive plan with terms determined at the discretion of the Committee. RSUs are time-based awards that generally vest over four years following the grant date.
The following table represents restricted stock unit activity during the three months ended September 30, 2024:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2024	1,290	$214.98
RSUs granted	867	$155.64
RSUs vested	(258)	$206.40
RSUs forfeited	(48)	$199.60
RSU balance at September 30, 2024	1,851	$190.48
The Company also grants PSUs under its equity incentive plan with terms determined at the discretion of the Committee. During the three months ended September 30, 2024, the Company granted approximately 55 PSUs with a grant date fair value of $155.95 per share, all which remained outstanding at September 30, 2024. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one-year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.
The Company also grants MSUs under its equity incentive plan with terms determined at the discretion of the Committee. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000

Index over approximately three years. The MSUs vest at the end of each TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned.
The following table represents market share unit activity during the three months ended September 30, 2024:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2024	197	$335.79
MSUs granted	28	$211.45
MSUs vested	(15)	$355.60
MSUs forfeited	(31)	$345.51
MSU balance at September 30, 2024	179	$312.96
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Three Months Ended September 30,
	2023	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.5%	44.4%
Expected term (years)	3.04	3.04
Risk‑free interest rate	4.58%	3.86%
At September 30, 2024, there was $214,976 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested MSUs, PSUs and RSUs. That cost is expected to be recognized over a weighted average period of 1.8 years.
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
From time to time, the Company is subject to litigation arising in the ordinary course of business. Many of these matters are covered in whole or in part by insurance. In the opinion of the Company’s management, the ultimate disposition of any of these matters that are currently outstanding or threatened will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and could materially impact the Company’s financial position, results of operations, or liquidity based on the final disposition of these matters.
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
The Company's effective tax rate was 22.3% and 28.0% for the three months ended September 30, 2023 and 2024, respectively. The Company's effective tax rate for the three months ended September 30, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes, partially offset by federal research and development tax credits. The Company's effective tax rate for the three months ended September 30, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.

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

	Three Months Ended September 30,
	2023	2024
Numerator:
Net income	$34,517	$49,573

Denominator:
Weighted-average shares used in computing net income per share:
Basic	56,037	55,640
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, performance stock units and market share units	844	626
Diluted	56,881	56,266

Net income per share:
Basic	$0.62	$0.89
Diluted	$0.61	$0.88
The following table summarizes the outstanding market share units, performance stock units and restricted stock units as of September 30, 2023 and 2024 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended September 30,
	2023	2024
Restricted stock units	72	13
Performance stock units	—	14
Market share units	10	23
Total	82	50
(13) Subsequent Events
On October 1, 2024, the Company acquired all of the outstanding shares of Airbase Inc. ("Airbase") for cash consideration of $321,889, net of cash acquired and other preliminary purchase price adjustments, which was funded by borrowings under its credit facility. Refer to Note 8 for more information on the credit facility. Airbase is a modern finance and spend management software solution that combines bill pay/accounts payable automation, expense management, corporate cards and procurement capabilities. This acquisition will enable the Company to provide a comprehensive solution and modern client experience for managing payroll and non-payroll spend on a single integrated platform. Due to the timing of this acquisition, the Company is in the process of evaluating its impact on the consolidated financial statements. This acquisition will be accounted for as a business combination in accordance with ASC 805: Business Combinations using the acquisition method of accounting, and the Company will recognize assets and liabilities at fair value as of the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including items discussed below and under Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 2, 2024.
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
We continue to invest across our entire organization as we continue to grow our business over the long term. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments will vary based on the rate at which we add new clients and personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.
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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $317.6 million for the three months ended September 30, 2023 to $363.0 million for the three months ended September 30, 2024, representing a 14% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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

	Three Months Ended September 30,
	2023	2024

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$216,119	$247,996
Amortization of capitalized internal-use software costs	9,535	13,777
Amortization of certain acquired intangibles	1,854	2,064
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	5,602	4,923
Other items (1)	—	(78)
Adjusted Gross Profit	$233,110	$268,682

	Three Months Ended September 30,
	2023	2024

	(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$34,517	$49,573
Interest expense	190	400
Income tax expense	9,897	19,313
Depreciation and amortization expense	17,121	21,552
EBITDA	61,725	90,838
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	41,976	35,660
Other items (2)	1,185	2,528
Adjusted EBITDA	$104,886	$129,026
(1)Represents severance cost adjustments related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.

(2)Represents acquisition and nonrecurring transaction-related costs and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 92% of our total revenues for both the three months ended September 30, 2023 and 2024.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $9.5 million and $13.8 million of capitalized internal-use software costs during the three months ended September 30, 2023 and 2024, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2023 and 2024.

	Three Months Ended September 30,
	2023	2024

	(in thousands)
Capitalized portion of research and development	$18,930	$19,297
Expensed portion of research and development	44,605	47,260
Total research and development	$63,535	$66,557
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including wages, stock-based compensation, bonuses and benefits for our finance and accounting, legal, information systems, human resources and other administrative departments. Additional expenses include consulting and professional fees, occupancy costs, insurance and other corporate expenses. While we expect our general and administrative expenses to increase in absolute dollars as our company continues to grow, we expect to realize cost efficiencies as our business scales.
Other Income (Expense)
Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents, net of losses on disposals of property and equipment and interest expense related to our revolving credit facility.

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2023	2024

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$291,685	$333,105
Interest income on funds held for clients	25,901	29,851
Total revenues	317,586	362,956
Cost of revenues	101,467	114,960
Gross profit	216,119	247,996
Operating expenses:
Sales and marketing	80,403	88,431
Research and development	44,605	47,260
General and administrative	49,922	48,161
Total operating expenses	174,930	183,852
Operating income	41,189	64,144
Other income	3,225	4,742
Income before income taxes	44,414	68,886
Income tax expense	9,897	19,313
Net income	$34,517	$49,573

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended September 30,
	2023	2024
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	92%	92%
Interest income on funds held for clients	8%	8%
Total revenues	100%	100%
Cost of revenues	32%	32%
Gross profit	68%	68%
Operating expenses:
Sales and marketing	25%	24%
Research and development	14%	13%
General and administrative	16%	13%
Total operating expenses	55%	50%
Operating income	13%	18%
Other income	1%	1%
Income before income taxes	14%	19%
Income tax expense	3%	5%
Net income	11%	14%
Comparison of Three Months Ended September 30, 2023 and 2024
Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2023	2024	$	%
Recurring and other revenue	$291,685	$333,105	$41,420	14%
Percentage of total revenues	92%	92%
Interest income on funds held for clients	25,901	29,851	$3,950	15%
Percentage of total revenues	8%	8%
Recurring and Other Revenue
Recurring and other revenue for the three months ended September 30, 2024 increased by $41.4 million, or 14%, to $333.1 million from $291.7 million for the three months ended September 30, 2023. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended September 30, 2024 increased by $4.0 million, or 15%, to $29.9 million from $25.9 million for the three months ended September 30, 2023. Interest income on funds held for clients increased primarily due to higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2023	2024	$	%
Cost of revenues	101,467	114,960	$13,493	13%
Percentage of total revenues	32%	32%
Gross margin	68%	68%
Cost of revenues for the three months ended September 30, 2024 increased by $13.5 million, or 13%, to $115.0 million from $101.5 million for the three months ended September 30, 2023. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $6.4 million in additional employee-related costs, $4.2 million in additional amortization of internal use software, and $3.2 million in additional processing and delivery related costs. Gross margin remained consistent at 68% for both the three months ended September 30, 2023 and 2024.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2024	$	%
Sales and marketing	80,403	88,431	$8,028	10%
Percentage of total revenues	25%	24%
Sales and marketing expenses for the three months ended September 30, 2024 increased by $8.0 million, or 10%, to $88.4 million from $80.4 million for the three months ended September 30, 2023. The increase in sales and marketing expense was primarily due to $7.9 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended September 30,		Change
	2023	2024	$	%
Research and development	44,605	47,260	$2,655	6%
Percentage of total revenues	14%	13%
Research and development expenses for the three months ended September 30, 2024 increased by $2.7 million, or 6%, to $47.3 million from $44.6 million for the three months ended September 30, 2023. The increase in research and development expenses was primarily due to $3.2 million of additional employee-related costs related to additional development personnel.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2024	$	%
General and administrative	49,922	48,161	$(1,761)	(4)%
Percentage of total revenues	16%	13%
General and administrative expenses for the three months ended September 30, 2024 decreased by $1.8 million, or 4%, to $48.2 million from $49.9 million for the three months ended September 30, 2023. General and administrative expenses decreased primarily due to a $4.9 million reduction in stock-based compensation expense attributable to executive award forfeitures, partially offset by $1.9 million in additional employee-related costs.

Other Income (Expense)
Other income for the three months ended September 30, 2024 increased by $1.5 million as compared to the three months ended September 30, 2023. The change in other income was primarily due to higher interest income earned on our cash and cash equivalents as a result of higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was 22.3% and 28.0% for the three months ended September 30, 2023 and 2024, respectively. Our effective tax rate for the three months ended September 30, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes, partially offset by federal research and development credits. Our effective tax rate for the three months ended September 30, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
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
Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Our critical accounting policies and use of estimates are disclosed in our audited consolidated financial statements for the year ended June 30, 2024 included in our Annual Report on Form 10-K filed with the SEC on August 2, 2024.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2024, our principal source of liquidity was $453.5 million of cash and cash equivalents, excluding the proceeds drawn from our credit facility further described below. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. In September 2024, we borrowed $325.0 million under this credit facility to fund the acquisition of Airbase Inc. in October 2024, which remained outstanding at September 30, 2024. Refer to Notes 8 and 13 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the credit agreement and Airbase acquisition, respectively.
In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. As of September 30, 2024, approximately $350.0 million remains authorized for repurchases under the Repurchase Program, and there were no repurchases of our common stock during the three months ended September 30, 2024.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of September 30, 2024, we did not have any corporate investments classified as available-for-sale securities.
In order to grow our business, we intend to increase our personnel and related expenses and to make investments in our platform, data centers and general infrastructure, some of which may be significant. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures, acquisitions, share repurchases and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand or utilize the remaining borrowing capacity under our credit facility to satisfy those needs.
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
The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2023	2024
Net cash provided by operating activities	$62,142	$91,455
Cash flows from investing activities:
Purchases of available-for-sale securities	(92,567)	(20,174)
Proceeds from sales and maturities of available-for-sale securities	101,216	25,022
Capitalized internal-use software costs	(14,193)	(15,210)
Purchases of property and equipment	(3,454)	(2,328)
Other investing activities	(406)	(638)
Net cash used in investing activities	(9,404)	(13,328)
Cash flows from financing activities:
Net change in client fund obligations	(93,566)	(621,746)
Borrowings under credit facility	—	325,000
Taxes paid related to net share settlement of equity awards	(28,825)	(21,536)
Other financing activities	(11)	(11)
Net cash used in financing activities	(122,402)	(318,293)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(69,664)	$(240,166)

Operating Activities
Net cash provided by operating activities was $62.1 million and $91.5 million for the three months ended September 30, 2023 and 2024, respectively. The change in net cash provided by operating activities from the three months ended September 30, 2023 to the three months ended September 30, 2024 was primarily due to net changes in operating assets and liabilities, accompanied by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Investing Activities
Net cash used in investing activities was $9.4 million and $13.3 million for the three months ended September 30, 2023 and 2024, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $76.2 million in less proceeds from the sales and maturities of available-for-sale securities, partially offset by a $72.4 million decrease in purchases of available-for-sale securities during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Financing Activities
Net cash used in financing activities was $122.4 million and $318.3 million for the three months ended September 30, 2023 and 2024, respectively. The change in net cash used in financing activities was primarily the result of an increase in the net change in client fund obligations of $528.2 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, partially offset by $325.0 million in borrowings under our credit facility during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Contractual Obligations and Commitments
At September 30, 2024, our principal commitments consisted of $325.0 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $62.5 million in operating lease obligations, of which $9.8 million is due in the next twelve months. We also had $70.9 million in purchase obligations, of which $41.7 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $3.5 million and $2.3 million for the three months ended September 30, 2023 and 2024, respectively, exclusive of capitalized internal-use software costs of $14.2 million and $15.2 million for the same periods, respectively.
New Accounting Pronouncements
Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures including risks relating to changes in the general economic conditions in the United States. Refer to “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on August 2, 2024 for risks related to our business.
We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $778.5 million and funds held for clients of $2,340.4 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $10.3 million as of September 30, 2024. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $10.3 million as of September 30, 2024. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of September 30, 2024, we had $325.0 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 2, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Sales of Unregistered Securities
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
Not applicable.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold (1) (2)	Duration (3)	Adoption Date	Expiration Date
Andrew Cappotelli Senior Vice President Operations	Up to 1,972	December 17, 2024 - June 20, 2025	September 17, 2024	June 20, 2025

(1)    The number of shares to be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.
(2)    Includes shares subject to certain outstanding equity awards with time-based vesting conditions. The actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
(3)    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2024.

Item 6. Exhibits

Exhibit Nos.	Description

2.1
Agreement and Plan of Merger, dated August 29, 2024, by and among Paylocity Corporation, Project Alpine Merger Sub, Inc. Airbase Inc and Shareholder Representative Services LLC (filed as Exhibit 2.1 of Paylocity Holding Corporation's Current Report on Form 8-K on September 4, 2024 (File No. 001-36348)).

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

3.2	Third Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

10.1*	Form of Restricted Stock Unit Notice of Grant and Award Agreement (For California Participants Executive and Board) under 2023 Equity Incentive Plan.

10.2*	Form of Performance Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.

10.3*	Form of Performance Stock Unit Notice of Grant and Award Agreement (California) under 2023 Equity Incentive Plan.

10.4*	Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.

10.5*	Form of Market Stock Unit Notice of Grant and Award Agreement (California) under 2023 Equity Incentive Plan.

10.6*	Second Amendment to Executive Employment Agreement between Paylocity Corporation, Paylocity Holding Corporation and Toby J. Williams, dated July 26, 2024.

10.7*	Amendment to Executive Employment Agreement between Paylocity Corporation, Paylocity Holding Corporation and Steven R. Beauchamp, dated July 26, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	October 31, 2024	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	October 31, 2024	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)