Form 10-Q
period 2024-12-31
Paylocity Holding Corp
filed 2025-02-07
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,887,207 shares of Common Stock, $0.001 par value per share, as of January 31, 2025.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended December 31, 2024

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2024	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$401,811	$482,364
Accounts receivable, net	32,997	43,471
Deferred contract costs	97,859	106,891
Prepaid expenses and other	39,765	62,823
Total current assets before funds held for clients	572,432	695,549
Funds held for clients	2,952,060	3,541,707
Total current assets	3,524,492	4,237,256
Capitalized internal-use software, net	116,412	124,352
Property and equipment, net	60,640	55,905
Operating lease right-of-use assets	33,792	37,258
Intangible assets, net	28,291	103,566
Goodwill	108,937	342,949
Long-term deferred contract costs	348,003	366,180
Long‑term prepaid expenses and other	7,077	6,699
Deferred income tax assets	17,816	19,609
Total assets	$4,245,460	$5,293,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,638	$5,464
Accrued expenses	158,311	162,005
Total current liabilities before client fund obligations	166,949	167,469
Client fund obligations	2,950,411	3,538,149
Total current liabilities	3,117,360	3,705,618
Long-term debt	—	325,000
Long-term operating lease liabilities	46,814	49,048
Other long-term liabilities	6,398	6,318
Deferred income tax liabilities	41,824	35,650
Total liabilities	$3,212,396	$4,121,634
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2024	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2024 and December 31, 2024; 55,514 shares issued and outstanding at June 30, 2024 and 55,884 shares issued and outstanding at December 31, 2024	56	56
Additional paid-in capital	360,488	411,373
Retained earnings	673,456	760,494
Accumulated other comprehensive income (loss)	(936)	217
Total stockholders' equity	$1,033,064	$1,172,140
Total liabilities and stockholders’ equity	$4,245,460	$5,293,774

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Revenues:
Recurring and other revenue	$298,416	$347,714	$590,101	$680,819
Interest income on funds held for clients	27,945	29,266	53,846	59,117
Total revenues	326,361	376,980	643,947	739,936
Cost of revenues	107,399	124,545	208,866	239,505
Gross profit	218,962	252,435	435,081	500,431
Operating expenses:
Sales and marketing	79,777	93,133	160,180	181,564
Research and development	46,139	56,155	90,744	103,415
General and administrative	43,340	56,524	93,262	104,685
Total operating expenses	169,256	205,812	344,186	389,664
Operating income	49,706	46,623	90,895	110,767
Other income	3,800	193	7,025	4,935
Income before income taxes	53,506	46,816	97,920	115,702
Income tax expense	15,390	9,351	25,287	28,664
Net income	$38,116	$37,465	$72,633	$87,038
Other comprehensive income (loss), net of tax	4,929	(5,658)	5,049	1,153
Comprehensive income	$43,045	$31,807	$77,682	$88,191

Net income per share:
Basic	$0.68	$0.67	$1.29	$1.56
Diluted	$0.67	$0.66	$1.28	$1.54

Weighted-average shares used in computing net income per share:
Basic	56,244	55,826	56,140	55,733
Diluted	56,855	56,740	56,906	56,536
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2023	56,167	$56	$395,771	$501,207	$(4,395)	$892,639
Stock-based compensation	—	—	48,120	—	—	48,120
Stock options exercised	14	—	261	—	—	261
Issuance of common stock upon vesting of equity awards	102	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	73	—	9,534	—	—	9,534
Net settlement for taxes and/or exercise price related to equity awards	(43)	—	(6,826)	—	—	(6,826)
Unrealized gains on securities, net of tax	—	—	—	—	4,929	4,929
Net income	—	—	—	38,116	—	38,116
Balances at December 31, 2023	56,313	$56	$446,860	$539,323	$534	$986,773

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2024	55,738	$56	$376,952	$723,029	$5,875	$1,105,912
Stock-based compensation	—	—	47,967	—	—	47,967
Stock options exercised	53	—	1,870	—	—	1,870
Issuance of common stock upon vesting of equity awards	150	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	72	—	10,561	—	—	10,561
Net settlement for taxes and/or exercise price related to equity awards	(85)	—	(17,339)	—	—	(17,339)
Repurchases of common shares	(44)	—	(8,638)	—	—	(8,638)
Unrealized losses on securities, net of tax	—	—	—	—	(4,886)	(4,886)
Other	—	—	—	—	(772)	(772)
Net income	—	—	—	37,465	—	37,465
Balances at December 31, 2024	55,884	$56	$411,373	$760,494	$217	$1,172,140

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	92,084	—	—	92,084
Stock options exercised	28	—	484	—	—	484
Issuance of common stock upon vesting of equity awards	489	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	73	—	9,534	—	—	9,534
Net settlement for taxes and/or exercise price related to equity awards	(189)	—	(35,874)	—	—	(35,874)
Unrealized gains on securities, net of tax	—	—	—	—	5,049	5,049
Net income	—	—	—	72,633	—	72,633
Balances at December 31, 2023	56,313	$56	$446,860	$539,323	$534	$986,773

	Six Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	$55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	85,967	—	—	85,967
Stock options exercised	167	—	4,692	—	—	4,692
Issuance of common stock upon vesting of equity awards	423	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	72	—	10,561	—	—	10,561
Net settlement for taxes and/or exercise price related to equity awards	(248)	—	(41,697)	—	—	(41,697)
Repurchases of common shares	(44)	—	(8,638)	—	—	(8,638)
Unrealized gains on securities, net of tax	—	—	—	—	1,925	1,925
Other	—	—	—	—	(772)	(772)
Net income	—	—	—	87,038	—	87,038
Balances at December 31, 2024	55,884	$56	$411,373	$760,494	$217	$1,172,140
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2023	2024
Cash flows from operating activities:
Net income	$72,633	$87,038
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	82,213	77,206
Depreciation and amortization expense	35,501	47,212
Deferred income tax expense (benefit)	15,225	(126)
Provision for credit losses	463	617
Net accretion of discounts on available-for-sale securities	(2,683)	(1,277)
Other	(3,870)	577
Changes in operating assets and liabilities:
Accounts receivable	(7,052)	(4,144)
Deferred contract costs	(30,743)	(25,861)
Prepaid expenses and other	(11,328)	(20,266)
Accounts payable	1,131	(4,327)
Accrued expenses and other	(14,278)	(10,993)
Net cash provided by operating activities	137,212	145,656
Cash flows from investing activities:
Purchases of available-for-sale securities	(164,815)	(66,122)
Proceeds from sales and maturities of available-for-sale securities	150,851	80,018
Capitalized internal-use software costs	(29,483)	(29,597)
Purchases of property and equipment	(6,142)	(5,313)
Acquisitions of businesses, net of cash and funds held for clients acquired	(12,015)	(278,001)
Other investing activities	(583)	(1,951)
Net cash used in investing activities	(62,187)	(300,966)
Cash flows from financing activities:
Net change in client fund obligations	642,416	545,384
Borrowings under credit facility	—	325,000
Repurchases of common shares	—	(8,395)
Proceeds from employee stock purchase plan	9,534	10,561
Taxes paid related to net share settlement of equity awards	(35,390)	(37,005)
Other financing activities	13,356	(20)
Net cash provided by financing activities	629,916	835,525
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	704,941	680,215
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,421,312	2,845,669
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$3,126,253	$3,525,884
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$3,422	$471
Liabilities assumed for acquisitions	$382	$55,730
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$247	$5,179
Cash paid for income taxes	$25,561	$45,968
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$366,904	$482,364
Funds held for clients' cash and cash equivalents	2,759,349	3,043,520
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$3,126,253	$3,525,884
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Unaudited Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of human capital management, payroll and spend management software solutions that deliver a comprehensive platform for the modern workforce. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company’s comprehensive product suite delivers a unified platform that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR, payroll and spend management processes.
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K.
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

(d) Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker along with other incremental segment information. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect to early adopt this standard and continues to evaluate the impact of this ASU on its consolidated financial statement disclosures.
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
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires the disclosure of additional information about specific expense categories in the notes to the financial statements. The incremental disclosures may be presented on a prospective or retrospective basis. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this ASU on its consolidated financial statement disclosures including the method and timing of adoption.
From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of other recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.
(3) Revenue
The Company derives substantially all of its revenue from contracts from recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company also offers term agreements to its clients, which are generally two years in length. Recurring fees are mostly derived from cloud-based payroll and HCM software solutions which includes payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HR-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis. Substantially all of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a per-employee-per-month fee. The Company has certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 services. Implementation services and other consist mainly of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based modules. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract.
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Recurring fees	$285,140	$331,900	$565,039	$651,214
Implementation services and other	13,276	15,814	25,062	29,605
Total revenues from contracts	$298,416	$347,714	$590,101	$680,819

Deferred revenue
The timing of revenue recognition for recurring revenue is generally consistent with the timing of invoicing as they occur monthly as services are provided based on a per-employee-per-month fee. As such, the Company does not generally recognize contract assets or liabilities related to recurring revenue.
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Balance at beginning of the period	$24,140	$25,397	$22,617	$24,883
Deferral of revenue	11,588	13,878	22,232	25,152
Revenue recognized	(9,483)	(10,642)	(18,604)	(21,402)
Balance at end of the period	$26,245	$28,633	$26,245	$28,633
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances as follows: $18,356 in fiscal 2025, $8,826 in fiscal 2026 and $1,451 in fiscal 2027 and thereafter.
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
The Company utilizes the portfolio approach to account for both the cost of obtaining a contract and the cost of fulfilling a contract. These capitalized costs are amortized over the expected period of benefit, which has been determined to be generally 7 years based on the Company’s average client life and other qualitative factors, including rate of technological changes. The Company does not incur any additional costs to obtain or fulfill contracts upon renewal. The Company recognizes additional selling and commission costs and fulfillment costs when an existing client purchases additional services. These additional costs only relate to the additional services purchased and do not relate to the renewal of previous services.
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$224,409	$18,576	$(12,928)	$230,057
Costs to fulfill a contract	163,817	19,805	(8,699)	174,923
Total	$388,226	$38,381	$(21,627)	$404,980

	Three Months Ended December 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$255,023	$19,122	$(14,979)	$259,166
Costs to fulfill a contract	204,549	20,939	(11,583)	213,905
Total	$459,572	$40,061	$(26,562)	$473,071

	Six Months Ended December 31, 2023
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$36,336	$(25,244)	$230,057
Costs to fulfill a contract	153,366	38,260	(16,703)	174,923
Total	$372,331	$74,596	$(41,947)	$404,980

	Six Months Ended December 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$38,534	$(29,504)	$259,166
Costs to fulfill a contract	195,726	40,606	(22,427)	213,905
Total	$445,862	$79,140	$(51,931)	$473,071
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $100,963 as of December 31, 2024, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
(4) Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.

On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The allocation of the purchase price for Trace was approximately $6,809 of goodwill, $4,200 of proprietary technology, and other immaterial assets and liabilities which reflect certain immaterial measurement period adjustments recorded during the six months ended December 31, 2024. Pro forma information is not presented for the Trace acquisition because the effects of the acquisition are not material to the Company’s consolidated financial statements.
On October 1, 2024, the Company acquired all of the outstanding shares of Airbase Inc. ("Airbase") for cash consideration of $320,355, net of cash acquired and preliminary purchase price adjustments, which was funded by borrowings under its credit facility. Refer to Note 8 for more information on the credit facility. Airbase is a modern finance and spend management software solution that combines bill pay/accounts payable automation, expense management, corporate cards and procurement capabilities. The acquisition was consummated to enable the Company to provide a comprehensive solution and modern client experience for managing payroll and non-payroll spend on a single integrated platform.

The preliminary allocation of the purchase price for Airbase was as follows:

Cash and cash equivalents	$41,250
Funds held for clients	42,354
Proprietary technology	75,200
Client relationships	3,800
Non-solicitation agreements	2,400
Trade names	2,100
Goodwill	234,086
Other assets acquired	16,145
Client fund obligations	(42,354)
Other liabilities assumed	(13,376)
Total	$361,605
The fair values of all assets acquired and liabilities assumed for Airbase are currently provisional and are subject to change over the measurement period as the Company continues to evaluate and analyze the estimates and assumptions used in the valuation. The measurement period will end no later than one year from the acquisition date.
The results from both of the above acquisitions have been included in the Company’s consolidated financial statements since the closing of the respective transactions. The goodwill related to both of these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with both of these acquisitions is not deductible for income tax purposes. Direct costs related to both of the acquisitions were not material and were expensed as incurred as General and administrative expense in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Unaudited Pro Forma Financial Information
The unaudited pro forma information below summarizes the combined results of the Company and Airbase as if the Company’s acquisition of Airbase closed on July 1, 2023, but does not necessarily reflect the combined actual results of operations of the Company and Airbase that would have been achieved, nor is it necessarily indicative of future results of operations. The unaudited pro forma information reflects certain adjustments that were directly attributable to the acquisition of Airbase, including amortization of acquired intangible assets, interest expense incurred to fund the acquisition and acquisition related costs.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Revenue	$331,451	$376,980	$654,126	$746,334
Net income	$27,361	$40,332	$47,660	$81,451

(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2024	$2,375
Charged to expense	617
Write-offs	(535)
Additions due to acquisition	248
Balance at December 31, 2024	$2,705
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2024	December 31, 2024
Capitalized internal-use software	$324,269	$360,819
Accumulated amortization	(207,857)	(236,467)
Capitalized internal-use software, net	$116,412	$124,352
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $10,676 and $14,833 for the three months ended December 31, 2023 and 2024, respectively, and $20,211 and $28,610 for the six months ended December 31, 2023 and 2024, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2024	December 31, 2024
Office equipment	$2,771	$2,774
Computer equipment	63,138	63,872
Furniture and fixtures	13,081	12,984
Software	13,102	12,449
Leasehold improvements	49,392	50,079
Time clocks rented by clients	9,738	10,364
Total	151,222	152,522
Accumulated depreciation	(90,582)	(96,617)
Property and equipment, net	$60,640	$55,905
Depreciation expense amounted to $5,179 and $5,149 for the three months ended December 31, 2023 and 2024, respectively, and $10,229 and $10,377 for the six months ended December 31, 2023 and 2024, respectively.
The following table summarizes changes in goodwill during the six months ended December 31, 2024:

Balance at June 30, 2024	$108,937
Additions attributable to acquisition	234,086
Measurement period adjustments	(74)
Balance at December 31, 2024	$342,949
Refer to Note 4 for further details on current year acquisition activity.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2024	December 31, 2024	Weighted average useful life (years)
Proprietary technology	$47,329	$122,529	6.6
Client relationships	22,200	26,000	7.4
Non-solicitation agreements	1,600	4,000	3.7
Trade names	1,640	3,740	5.0
Total	72,769	156,269
Accumulated amortization	(44,478)	(52,703)
Intangible assets, net	$28,291	$103,566
Amortization expense for acquired intangible assets was $2,525 and $5,678 for the three months ended December 31, 2023 and 2024, respectively, and $5,061 and $8,225 for the six months ended December 31, 2023 and 2024, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of December 31, 2024 is as follows:

Remainder of fiscal 2025	$10,895
Fiscal 2026	20,632
Fiscal 2027	18,256
Fiscal 2028	16,391
Fiscal 2029	12,925
Thereafter	24,467
Total	$103,566
The components of accrued expenses were as follows:

	June 30, 2024	December 31, 2024
Accrued payroll and personnel costs	$93,248	$75,144
Operating lease liabilities	7,634	8,091
Deferred revenue	25,949	41,104
Other	31,481	37,666
Total accrued expenses	$158,311	$162,005

(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$401,811	$—	$—	$401,811
Funds held for clients' cash and cash equivalents	2,443,858	—	—	2,443,858
Available-for-sale securities:
Corporate bonds	314,728	1,094	(1,002)	314,820
Asset-backed securities	40,653	147	(118)	40,682
U.S. treasury securities	124,889	36	(973)	123,952
Other	28,875	84	(211)	28,748
Total available-for-sale securities	509,145	1,361	(2,304)	508,202
Total investments	$3,354,814	$1,361	$(2,304)	$3,353,871

	December 31, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$482,364	$—	$—	$482,364
Funds held for clients' cash and cash equivalents	3,043,520	—	—	3,043,520
Available-for-sale securities:
Corporate bonds	349,162	2,317	(804)	350,675
Asset-backed securities	38,881	367	(28)	39,220
U.S. treasury securities	80,661	53	(151)	80,563
Other	27,823	92	(186)	27,729
Total available-for-sale securities	496,527	2,829	(1,169)	498,187
Total investments	$4,022,411	$2,829	$(1,169)	$4,024,071
All available-for-sale securities were included in Funds held for clients at June 30, 2024 and December 31, 2024.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2024 and December 31, 2024.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2024	December 31, 2024
Cash and cash equivalents	$401,811	$482,364
Funds held for clients	2,952,060	3,541,707
Total investments	$3,353,871	$4,024,071

Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2024 and December 31, 2024 had fair market value as follows:

	June 30, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(488)	$105,957	$(514)	$30,057	$(1,002)	$136,014
Asset-backed securities	(1)	1,069	(117)	8,335	(118)	9,404
U.S. treasury securities	(157)	44,712	(816)	72,224	(973)	116,936
Other	(12)	3,497	(199)	10,525	(211)	14,022
Total available-for-sale securities	$(658)	$155,235	$(1,646)	$121,141	$(2,304)	$276,376

	December 31, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(642)	$68,208	$(162)	$20,315	$(804)	$88,523
Asset-backed securities	(8)	2,859	(20)	5,336	(28)	8,195
U.S. treasury securities	(45)	29,535	(106)	38,528	(151)	68,063
Other	(144)	12,803	(42)	3,959	(186)	16,762
Total available-for-sale securities	$(839)	$113,405	$(330)	$68,138	$(1,169)	$181,543
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or six months ended December 31, 2023 or 2024. All securities in the Company’s portfolio held an A-1 rating or better as of December 31, 2024.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2023 or 2024. There were no realized gains or losses on the sale of available-for-sale securities for the three or six months ended December 31, 2023 or 2024.
Expected maturities of available-for-sale securities at December 31, 2024 were as follows:

	Amortized cost	Fair value
One year or less	$148,015	$147,879
One year to two years	88,335	89,117
Two years to three years	32,802	33,228
Three years to five years	215,143	215,873
Five years and thereafter	12,232	12,090
Total available-for-sale securities	$496,527	$498,187
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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2024 and December 31, 2024 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2024 or December 31, 2024.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$401,811	$401,811	$—	$—
Funds held for clients' cash and cash equivalents	2,443,858	2,443,858	—	—
Available-for-sale securities:
Corporate bonds	314,820	—	314,820	—
Asset-backed securities	40,682	—	40,682	—
U.S. treasury securities	123,952	—	123,952	—
Other	28,748	—	28,748	—
Total available-for-sale securities	508,202	—	508,202	—
Total investments	$3,353,871	$2,845,669	$508,202	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$482,364	$482,364	$—	$—
Funds held for clients' cash and cash equivalents	3,043,520	3,043,520	—	—
Available-for-sale securities:
Corporate bonds	350,675	—	350,675	—
Asset-backed securities	39,220	—	39,220	—
U.S. treasury securities	80,563	—	80,563	—
Other	27,729	—	27,729	—
Total available-for-sale securities	498,187	—	498,187	—
Total investments	$4,024,071	$3,525,884	$498,187	$—

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
(8) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any borrowings outstanding will mature and be payable upon expiration. The Company had no outstanding borrowings under the credit facility at June 30, 2024. During the six months ended December 31, 2024, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, which remained outstanding at December 31, 2024. Refer to Note 4 for further details on the Company's acquisition of Airbase Inc.
Borrowings are to be used to fund working capital, capital expenditures and general corporate purposes, including share repurchases and permitted acquisitions, investments, and distributions. The Company generally may borrow, prepay and reborrow under the credit facility and terminate or reduce the lenders’ commitments at any time prior to revolving credit facility expiration without a premium or a penalty, other than customary “breakage” costs.
Any borrowings under the credit facility will bear interest, at the Company’s option, at a rate per annum determined by reference to either the Term Secured Overnight Financing Rate ("SOFR") rate plus the SOFR Adjustment or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.500% and 0.0% to 0.500%, respectively, based on the then-applicable net total leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of December 31, 2024, the Company was in compliance with all of the aforementioned covenants.
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
As of December 31, 2024, the Company had 1,565 shares available for future grant under the 2023 Plan, and 1,887 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to granted awards that are forfeited or net settled at exercise or release may be reissued under the 2023 Plan to satisfy future issuances.

Stock-based compensation expense related to RSUs, PSUs, MSUs and the Company's Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Cost of revenues	$5,475	$5,750	$10,418	$10,246
Sales and marketing	10,043	10,457	19,268	19,798
Research and development	11,313	11,412	21,071	20,905
General and administrative	16,377	16,047	31,456	26,257
Total stock-based compensation expense	$43,208	$43,666	$82,213	$77,206
In addition, the Company capitalized $3,916 and $3,623 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2023 and 2024, respectively, and $7,965 and $7,454 for the six months ended December 31, 2023 and 2024, respectively.
There were no stock options granted during the six months ended December 31, 2024. The table below presents stock option activity during the six months ended December 31, 2024:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2024	167	$28.13	0.5	$17,301
Options exercised	(167)	$28.13
Option balance at December 31, 2024	—	$—	0.0	$—
The total intrinsic value of options exercised was $2,206 and $9,322 during the three months ended December 31, 2023 and 2024, respectively, and $4,700 and $22,819 for the six months ended December 31, 2023 and 2024, respectively.
The Company grants RSUs under the 2023 Plan with terms determined at the discretion of the Committee. RSUs are time-based awards that generally vest over four years following the grant date.
The following table represents RSU activity during the six months ended December 31, 2024:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2024	1,290	$214.98
RSUs granted	883	$156.20
RSUs vested	(407)	$205.24
RSUs forfeited	(101)	$207.03
RSU balance at December 31, 2024	1,665	$188.57
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. During the six months ended December 31, 2024, the Company granted approximately 55 PSUs with a grant date fair value of $155.95 per share, all which remained outstanding at December 31, 2024. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one-year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.

The Company also grants MSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over approximately three years. The MSUs vest at the end of each TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned.
The following table represents MSU activity during the six months ended December 31, 2024:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2024	197	$335.79
MSUs granted	28	$211.45
MSUs vested	(16)	$361.87
MSUs forfeited	(42)	$339.60
MSU balance at December 31, 2024	167	$311.38
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Six Months Ended December 31,
	2023	2024
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.5%	44.4%
Expected term (years)	3.04	3.04
Risk‑free interest rate	4.58%	3.86%
At December 31, 2024, there was $172,556 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.7 years.
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

The Company's effective tax rate was 28.8% and 20.0% for the three months ended December 31, 2023 and 2024, respectively. The Company's effective tax rate for the three months ended December 31, 2023 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. The Company's effective tax rate for the three months ended December 31, 2024 was lower than the federal statutory rate of 21% primarily due to excess tax benefit from stock-based compensation.
The Company's effective tax rate was 25.8% and 24.8% for the six months ended December 31, 2023 and 2024, respectively. The Company's effective tax rate for both the six months ended December 31, 2023 and 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
(12) Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the exercise of stock options, the release of RSUs, PSUs and MSUs as of the balance sheet date. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Numerator:
Net income	$38,116	$37,465	$72,633	$87,038

Denominator:
Weighted-average shares used in computing net income per share:
Basic	56,244	55,826	56,140	55,733
Weighted-average effect of potentially dilutive shares:
Employee stock options, RSUs and MSUs	611	914	766	803
Diluted	56,855	56,740	56,906	56,536

Net income per share:
Basic	$0.68	$0.67	$1.29	$1.56
Diluted	$0.67	$0.66	$1.28	$1.54
The following table summarizes the outstanding restricted stock units and market share units as of December 31, 2023 and 2024 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
RSUs	22	5	15	13
MSUs	17	59	17	61
Total	39	64	32	74

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
Overview
We are a leading cloud-based provider of human capital management, payroll and spend management software solutions that deliver a comprehensive platform for the modern workforce. Our platform offers an intuitive, easy-to-use product suite that helps businesses attract and retain talent, build culture and connection with their employees, and streamline and automate HR, payroll and spend management processes. We are expanding the spend management capabilities of our platform beyond expense management to include bill pay and accounts payable automation, corporate cards, and procurement capabilities through the acquisition of Airbase Inc. in October 2024. This integrated platform will enable HR and finance leaders to manage all their spend, including payroll, on a single platform.
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
We continue to invest across our entire organization as we grow our business over the long term. These investments include increasing the number of personnel across all functional areas, along with improving our solutions and infrastructure to support our growth. The timing and amount of these investments will vary based on the rate at which we add new clients and personnel and scale our application development and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which will make it difficult to determine if we are effectively allocating our resources. We expect these investments to increase our costs on an absolute basis, but as we grow our number of clients and our related revenues, we anticipate that we will gain economies of scale and increased operating leverage. As a result, we expect our gross and operating margins will improve over the long term.
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

Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $326.4 million for the three months ended December 31, 2023 to $377.0 million for the three months ended December 31, 2024, representing a 16% year-over-year increase. Total revenues increased from $643.9 million for the six months ended December 31, 2023 to $739.9 million for the six months ended December 31, 2024, representing a 15% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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
We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, amortization of certain acquired intangibles, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises, and other items as described below. We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and option exercises and other items as described below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$218,962	$252,435	$435,081	$500,431
Amortization of capitalized internal-use software costs	10,676	14,833	20,211	28,610
Amortization of certain acquired intangibles	1,853	4,749	3,707	6,813
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	5,639	6,007	11,241	10,930
Other items (1)	—	218	—	140
Adjusted Gross Profit	$237,130	$278,242	$470,240	$546,924

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$38,116	$37,465	$72,633	$87,038
Interest expense	189	4,846	379	5,246
Income tax expense	15,390	9,351	25,287	28,664
Depreciation and amortization expense	18,380	25,660	35,501	47,212
EBITDA	72,075	77,322	133,800	168,160
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	43,862	44,910	85,838	80,570
Other items (2)	(3,328)	3,934	(2,143)	6,462
Adjusted EBITDA	$112,609	$126,166	$217,495	$255,192
(1)Represents acquisition-related costs and severance cost adjustments related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
(2)Represents acquisition and nonrecurring transaction-related costs, lease exit activity and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
Basis of Presentation
Revenues
Recurring and other revenue
We generate substantially all of our recurring and other revenue from ongoing subscriptions to our cloud-based HCM and payroll software solutions, which are recurring in nature. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees for our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our HCM and payroll solutions.
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 91% and 92% of our total revenues for the three months ended December 31, 2023 and 2024, respectively, and 92% of our total revenues for the both the six months ended December 31, 2023 and 2024.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $10.7 million and $14.8 million of capitalized internal-use software costs during the three months ended December 31, 2023 and 2024, respectively, and $20.2 million and $28.6 million of capitalized internal-use software costs for the six months ended December 31, 2023 and 2024, respectively.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses, benefits, as well as marketing expenses and other related costs. Our sales personnel earn commissions and bonuses for attainment of certain performance criteria based on new sales throughout the fiscal year. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients and generally amortize them over a period of 7 years.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2023 and 2024.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Capitalized portion of research and development	$18,435	$17,253	$37,365	$36,550
Expensed portion of research and development	46,139	56,155	90,744	103,415
Total research and development	$64,574	$73,408	$128,109	$139,965
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$298,416	$347,714	$590,101	$680,819
Interest income on funds held for clients	27,945	29,266	53,846	59,117
Total revenues	326,361	376,980	643,947	739,936
Cost of revenues	107,399	124,545	208,866	239,505
Gross profit	218,962	252,435	435,081	500,431
Operating expenses:
Sales and marketing	79,777	93,133	160,180	181,564
Research and development	46,139	56,155	90,744	103,415
General and administrative	43,340	56,524	93,262	104,685
Total operating expenses	169,256	205,812	344,186	389,664
Operating income	49,706	46,623	90,895	110,767
Other income	3,800	193	7,025	4,935
Income before income taxes	53,506	46,816	97,920	115,702
Income tax expense	15,390	9,351	25,287	28,664
Net income	$38,116	$37,465	$72,633	$87,038

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2024	2023	2024
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	91%	92%	92%	92%
Interest income on funds held for clients	9%	8%	8%	8%
Total revenues	100%	100%	100%	100%
Cost of revenues	33%	33%	32%	32%
Gross profit	67%	67%	68%	68%
Operating expenses:
Sales and marketing	24%	25%	25%	25%
Research and development	14%	15%	14%	14%
General and administrative	13%	15%	15%	14%
Total operating expenses	51%	55%	54%	53%
Operating income	16%	12%	14%	15%
Other income	1%	0%	1%	1%
Income before income taxes	17%	12%	15%	16%
Income tax expense	5%	2%	4%	4%
Net income	12%	10%	11%	12%
Comparison of Three Months Ended December 31, 2023 and 2024
Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2023	2024	$	%
Recurring and other revenue	$298,416	$347,714	$49,298	17%
Percentage of total revenues	91%	92%
Interest income on funds held for clients	$27,945	$29,266	$1,321	5%
Percentage of total revenues	9%	8%
Recurring and Other Revenue
Recurring and other revenue for the three months ended December 31, 2024 increased by $49.3 million, or 17%, to $347.7 million from $298.4 million for the three months ended December 31, 2023. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended December 31, 2024 increased by $1.3 million, or 5%, to $29.3 million from $27.9 million for the three months ended December 31, 2023. Interest income on funds held for clients increased primarily due to higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year, partially offset by lower interest rates.

Cost of Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2023	2024	$	%
Cost of revenues	$107,399	$124,545	$17,146	16%
Percentage of total revenues	33%	33%
Gross margin	67%	67%
Cost of revenues for the three months ended December 31, 2024 increased by $17.1 million, or 16%, to $124.5 million from $107.4 million for the three months ended December 31, 2023. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $6.4 million in additional employee-related costs, $4.2 million in additional amortization of internal use software, $3.8 million in additional processing and delivery related costs and $2.9 in additional amortization of certain intangible assets. Gross margin remained consistent at 67% for both the three months ended December 31, 2023 and 2024.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended December 31,		Change
	2023	2024	$	%
Sales and marketing	$79,777	$93,133	$13,356	17%
Percentage of total revenues	24%	25%
Sales and marketing expenses for the three months ended December 31, 2024 increased by $13.4 million, or 17%, to $93.1 million from $79.8 million for the three months ended December 31, 2023. The increase in sales and marketing expense was primarily due to $12.3 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended December 31,		Change
	2023	2024	$	%
Research and development	$46,139	$56,155	$10,016	22%
Percentage of total revenues	14%	15%
Research and development expenses for the three months ended December 31, 2024 increased by $10.0 million, or 22%, to $56.2 million from $46.1 million for the three months ended December 31, 2023. The increase in research and development expenses was primarily due to $8.3 million of additional employee-related costs related to additional development personnel.
General and Administrative

	Three Months Ended December 31,		Change
	2023	2024	$	%
General and administrative	$43,340	$56,524	$13,184	30%
Percentage of total revenues	13%	15%
General and administrative expenses for the three months ended December 31, 2024 increased by $13.2 million, or 30%, to $56.5 million from $43.3 million for the three months ended December 31, 2023. General and administrative expenses increased primarily due to $5.1 million in additional employee-related costs during the three months ended December 31, 2024 and a $4.3 million gain related to lease exit activity during the three months ended December 31, 2023.

Other Income (Expense)
Other income for the three months ended December 31, 2024 decreased by $3.6 million as compared to the three months ended December 31, 2023. The change in other income was primarily due to $4.7 million in additional interest expense related to borrowings under our revolving credit facility to fund the October 2024 acquisition of Airbase Inc.
Income Taxes
Our effective tax rate was 28.8% and 20.0% for the three months ended December 31, 2023 and 2024, respectively. Our effective tax rate for the three months ended December 31, 2023 was higher than the federal statutory rate of 21% primarily due to an increase in state and local income taxes. Our effective tax rate for the three months ended December 31, 2024 was lower than the federal statutory rate of 21% primarily due to excess tax benefit from stock-based compensation.
Comparison of Six Months Ended December 31, 2023 and 2024
Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2023	2024	$	%
Recurring and other revenue	$590,101	$680,819	$90,718	15%
Percentage of total revenues	92%	92%
Interest income on funds held for clients	$53,846	$59,117	$5,271	10%
Percentage of total revenues	8%	8%
Recurring and Other Revenue
Recurring and other revenue for the six months ended December 31, 2024 increased by $90.7 million, or 15%, to $680.8 million from $590.1 million for the six months ended December 31, 2023. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the six months ended December 31, 2024 increased by $5.3 million, or 10%, to $59.1 million from $53.8 million for the six months ended December 31, 2023. Interest income on funds held for clients increased primarily due to higher average daily balances for funds held due to the addition of new clients to our client base as compared to the prior fiscal year partially offset by lower interest rates.
Cost of Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2023	2024	$	%
Cost of revenues	$208,866	$239,505	$30,639	15%
Percentage of total revenues	32%	32%
Gross margin	68%	68%
Cost of revenues for the six months ended December 31, 2024 increased by $30.6 million, or 15%, to $239.5 million from $208.9 million for the six months ended December 31, 2023. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $12.7 million in additional employee-related costs, $8.4 million in additional amortization of internal use software, $7.5 million in additional processing and delivery related costs and $3.1 million in additional amortization of certain intangible assets. Gross margin remained consistent at 68% for both the six months ended December 31, 2023 and 2024.
Operating Expenses
($ in thousands)
Sales and Marketing

	Six Months Ended December 31,		Change
	2023	2024	$	%
Sales and marketing	$160,180	$181,564	$21,384	13%
Percentage of total revenues	25%	25%
Sales and marketing expenses for the six months ended December 31, 2024 increased by $21.4 million, or 13%, to $181.6 million from $160.2 million for the six months ended December 31, 2023. The increase in sales and marketing expense was primarily due to $20.2 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Six Months Ended December 31,		Change
	2023	2024	$	%
Research and development	$90,744	$103,415	$12,671	14%
Percentage of total revenues	14%	14%
Research and development expenses for the six months ended December 31, 2024 increased by $12.7 million, or 14%, to $103.4 million from $90.7 million for the six months ended December 31, 2023. The increase in research and development expenses was primarily due to $11.5 million of additional employee-related costs related to additional development personnel.
General and Administrative

	Six Months Ended December 31,		Change
	2023	2024	$	%
General and administrative	$93,262	$104,685	$11,423	12%
Percentage of total revenues	15%	14%
General and administrative expenses for the six months ended December 31, 2024 increased by $11.4 million, or 12%, to $104.7 million from $93.3 million for the six months ended December 31, 2023. General and administrative expenses increased primarily due to $7.0 million in additional employee-related costs during the six months ended December 31, 2024 and a $4.3 million gain related to lease exit activity during the six months ended December 31, 2023, partially offset by a $5.2 million reduction in stock-based compensation expense attributable to executive award forfeitures.
Other Income (Expense)
Other income for the six months ended December 31, 2024 decreased by $2.1 million as compared to the six months ended December 31, 2023. The change in other income was primarily due to $4.9 million in additional interest expense related to borrowings under our revolving credit facility to fund the October 2024 acquisition of Airbase Inc., partially offset by a $2.7 million increase in interest income earned on our cash and cash equivalents as a result of higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was 25.8% and 24.8% for the six months ended December 31, 2023 and 2024, respectively. Our effective tax rate for the six months ended December 31, 2023 and 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.

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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2024, our principal source of liquidity was $482.4 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. In September 2024, we borrowed $325.0 million under this credit facility to fund the acquisition of Airbase Inc. in October 2024, which remained outstanding at December 31, 2024. Refer to Notes 4 and 8 of the Notes to the Unaudited Consolidated Financial Statements for additional detail on the Airbase acquisition and credit agreement, respectively.
In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During the six months ended December 31, 2024, we repurchased an aggregate of 44 thousand shares for approximately $8.6 million at an average cost per share of $197.90 under the Repurchase Program. As of December 31, 2024, approximately $341.4 million remains authorized for repurchases under the Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of December 31, 2024, we did not have any corporate investments classified as available-for-sale securities.
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
The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2023	2024
Net cash provided by operating activities	$137,212	$145,656
Cash flows from investing activities:
Purchases of available-for-sale securities	(164,815)	(66,122)
Proceeds from sales and maturities of available-for-sale securities	150,851	80,018
Capitalized internal-use software costs	(29,483)	(29,597)
Purchases of property and equipment	(6,142)	(5,313)
Acquisitions of businesses, net of cash and funds held for clients acquired	(12,015)	(278,001)
Other investing activities	(583)	(1,951)
Net cash used in investing activities	(62,187)	(300,966)
Cash flows from financing activities:
Net change in client fund obligations	642,416	545,384
Borrowings under credit facility	—	325,000
Repurchases of common shares	—	(8,395)
Proceeds from employee stock purchase plan	9,534	10,561
Taxes paid related to net share settlement of equity awards	(35,390)	(37,005)
Other financing activities	13,356	(20)
Net cash provided by financing activities	629,916	835,525
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$704,941	$680,215
Operating Activities
Net cash provided by operating activities was $137.2 million and $145.7 million for the six months ended December 31, 2023 and 2024, respectively. The change in net cash provided by operating activities from the six months ended December 31, 2023 to the six months ended December 31, 2024 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) and other, partially offset by changes in operating assets and liabilities during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023.

Investing Activities
Net cash used in investing activities was $62.2 million and $301.0 million for the six months ended December 31, 2023 and 2024, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $266.0 million in additional amounts paid for acquisitions, net of cash and funds held for clients acquired, and $70.8 million less in proceeds from the sales and maturities of available-for-sale securities, partially offset by $98.7 million less in purchases of available-for-sale securities during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023.
Financing Activities
Net cash provided by financing activities was $629.9 million and $835.5 million for the six months ended December 31, 2023 and 2024, respectively. The change in net cash provided by financing activities was primarily due to $325.0 million in borrowings under our credit facility, partially offset by a decrease in the net change in client fund obligations of $97.0 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities during the six months ended December 31, 2024 as compared to the six months ended December 31, 2023.
Contractual Obligations and Commitments
At December 31, 2024, our principal commitments consisted of $325.0 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $66.8 million in operating lease obligations, of which $10.5 million is due in the next twelve months. We also had $70.9 million in purchase obligations, of which $44.8 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $6.1 million and $5.3 million for the six months ended December 31, 2023 and 2024, respectively, exclusive of capitalized internal-use software costs of $29.5 million and $29.6 million for the same periods, respectively.
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
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $482.4 million and funds held for clients of $3,541.7 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $10.8 million as of December 31, 2024. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $10.8 million as of December 31, 2024. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of December 31, 2024, we had $325.0 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
The following describes the Company’s purchases of common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 - October 31, 2024	—	—	—	—
November 1, 2024 - November 30, 2024	18,980	$195.30	18,980	$346,293,384
December 1, 2024 - December 31, 2024	24,668	$199.90	24,668	$341,362,298
Total	43,648		43,648
(1)    The average price paid per share excludes excise taxes payable on shares repurchased.
(2)    On April 30, 2024, our board of directors approved a share repurchase program (the “Repurchase Program”) under which we are authorized to purchase (in the aggregate) up to $500 million of our issued and outstanding common stock at such times and prices that management deems to be appropriate.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended December 31, 2024, the following directors and/or officers (as defined in Rule 16a-1(f)) adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold	Duration (1)	Adoption Date	Expiration Date
Steven R. Beauchamp (2) Executive Chairman	142,500 (2)	February 14, 2025 - December 31, 2025	November 15, 2024	December 31, 2025
Ryan Glenn Chief Financial Officer	Up to 9,586 (3)(4)	February 19, 2025 - December 30, 2025	November 20, 2024	December 30, 2025
Nicholas Rost Vice President Chief Accounting Officer and Treasurer	Up to 3,537 (4)	February 19, 2025 - February 20, 2026	November 20, 2024	February 20, 2026
Steven I. Sarowitz (5) Director	490,000 (3)	March 18, 2025 - December 31, 2025	December 17, 2024	December 31, 2025
Joshua Scutt Senior Vice President of Sales	Up to 10,256 (4)	March 13, 2025 - August 25, 2025	December 12, 2024	August 25, 2025

(1)    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(2)    Mr. Beauchamp’s Rule 10b5-1 trading arrangement includes 120,000 shares held directly by Mr. Beauchamp and 22,500 shares to be sold by the IRIE Foundation, over which Mr. Beauchamp has voting and dispositive power.
(3)    The number of shares to be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.
(4)    Includes shares subject to certain outstanding equity awards with time- and/or performance-based vesting conditions. For shares subject to performance-based vesting conditions, the number of shares included in the table above assumes the target achievement of the performance-based conditions. Additionally, for both time- and performance-based vesting awards, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
(5)    The trading arrangement was entered into by Jessica Sarowitz, Mr. Sarowitz’s spouse.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2024.

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

10.1*
Second Amendment to Credit Agreement, dated as of October 1, 2024, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent.

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

PAYLOCITY HOLDING CORPORATION

Date:	February 7, 2025	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 7, 2025	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)