Form 10-Q
period 2025-03-31
Paylocity Holding Corp
filed 2025-05-02
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,230,112 shares of Common Stock, $0.001 par value per share, as of April 25, 2025.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$401,811	$477,785
Accounts receivable, net	32,997	43,629
Deferred contract costs	97,859	111,839
Prepaid expenses and other	39,765	40,232
Total current assets before funds held for clients	572,432	673,485
Funds held for clients	2,952,060	3,429,517
Total current assets	3,524,492	4,103,002
Capitalized internal-use software, net	116,412	129,472
Property and equipment, net	60,640	53,928
Operating lease right-of-use assets	33,792	37,627
Intangible assets, net	28,291	97,939
Goodwill	108,937	342,799
Long-term deferred contract costs	348,003	378,456
Long‑term prepaid expenses and other	7,077	6,603
Deferred income tax assets	17,816	18,140
Total assets	$4,245,460	$5,167,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,638	$8,719
Accrued expenses	158,311	193,644
Total current liabilities before client fund obligations	166,949	202,363
Client fund obligations	2,950,411	3,422,621
Total current liabilities	3,117,360	3,624,984
Long-term debt	—	243,750
Long-term operating lease liabilities	46,814	49,030
Other long-term liabilities	6,398	7,868
Deferred income tax liabilities	41,824	33,599
Total liabilities	$3,212,396	$3,959,231
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2024 and March 31, 2025	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2024 and March 31, 2025; 55,514 shares issued and outstanding at June 30, 2024 and 55,540 shares issued and outstanding at March 31, 2025	56	56
Additional paid-in capital	360,488	352,993
Retained earnings	673,456	851,977
Accumulated other comprehensive income (loss)	(936)	3,709
Total stockholders' equity	$1,033,064	$1,208,735
Total liabilities and stockholders’ equity	$4,245,460	$5,167,966

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Revenues:
Recurring and other revenue	$366,840	$421,096	$956,941	$1,101,915
Interest income on funds held for clients	34,441	33,452	88,287	92,569
Total revenues	401,281	454,548	1,045,228	1,194,484
Cost of revenues	115,983	129,853	324,849	369,358
Gross profit	285,298	324,695	720,379	825,126
Operating expenses:
Sales and marketing	86,760	91,774	246,940	273,338
Research and development	43,386	51,396	134,130	154,811
General and administrative	48,863	54,495	142,125	159,180
Total operating expenses	179,009	197,665	523,195	587,329
Operating income	106,289	127,030	197,184	237,797
Other income (expense)	4,324	(468)	11,349	4,467
Income before income taxes	110,613	126,562	208,533	242,264
Income tax expense	25,299	35,079	50,586	63,743
Net income	$85,314	$91,483	$157,947	$178,521
Other comprehensive income (loss), net of tax	(1,227)	3,492	3,822	4,645
Comprehensive income	$84,087	$94,975	$161,769	$183,166

Net income per share:
Basic	$1.51	$1.64	$2.81	$3.20
Diluted	$1.50	$1.61	$2.77	$3.15

Weighted-average shares used in computing net income per share:
Basic	56,369	55,810	56,216	55,759
Diluted	57,048	56,780	56,975	56,640
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	56,313	$56	$446,860	$539,323	$534	$986,773
Stock-based compensation	—	—	39,221	—	—	39,221
Stock options exercised	90	—	1,549	—	—	1,549
Issuance of common stock upon vesting of equity awards	96	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(72)	—	(12,216)	—	—	(12,216)
Unrealized losses on securities, net of tax	—	—	—	—	(1,227)	(1,227)
Net income	—	—	—	85,314	—	85,314
Balances at March 31, 2024	56,427	$56	$475,414	$624,637	$(693)	$1,099,414

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	55,884	$56	$411,373	$760,494	$217	$1,172,140
Stock-based compensation	—	—	38,713	—	—	38,713
Issuance of common stock upon vesting of equity awards	141	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(57)	—	(12,116)	—	—	(12,116)
Repurchases of common shares	(428)	—	(84,977)	—	—	(84,977)
Unrealized gains on securities, net of tax	—	—	—	—	2,728	2,728
Other	—	—	—	—	764	764
Net income	—	—	—	91,483	—	91,483
Balances at March 31, 2025	55,540	$56	$352,993	$851,977	$3,709	$1,208,735

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	131,305	—	—	131,305
Stock options exercised	118	—	2,033	—	—	2,033
Issuance of common stock upon vesting of equity awards	585	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	73	—	9,534	—	—	9,534
Net settlement for taxes and/or exercise price related to equity awards	(261)	—	(48,090)	—	—	(48,090)
Unrealized gains on securities, net of tax	—	—	—	—	3,822	3,822
Net income	—	—	—	157,947	—	157,947
Balances at March 31, 2024	56,427	$56	$475,414	$624,637	$(693)	$1,099,414

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	124,680	—	—	124,680
Stock options exercised	167	—	4,692	—	—	4,692
Issuance of common stock upon vesting of equity awards	564	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	72	—	10,561	—	—	10,561
Net settlement for taxes and/or exercise price related to equity awards	(305)	—	(53,813)	—	—	(53,813)
Repurchases of common shares	(472)	—	(93,615)	—	—	(93,615)
Unrealized gains on securities, net of tax	—	—	—	—	4,653	4,653
Other	—	—	—	—	(8)	(8)
Net income	—	—	—	178,521	—	178,521
Balances at March 31, 2025	55,540	$56	$352,993	$851,977	$3,709	$1,208,735
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2024	2025
Cash flows from operating activities:
Net income	$157,947	$178,521
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	117,165	112,538
Depreciation and amortization expense	55,779	73,184
Deferred income tax expense (benefit)	18,543	(1,680)
Provision for credit losses	713	875
Net accretion of discounts on available-for-sale securities	(3,688)	(1,639)
Other	(3,111)	951
Changes in operating assets and liabilities:
Accounts receivable	(9,913)	(7,814)
Deferred contract costs	(50,807)	(42,559)
Prepaid expenses and other	(2,191)	2,195
Accounts payable	(554)	(1,886)
Accrued expenses and other	24,856	18,971
Net cash provided by operating activities	304,739	331,657
Cash flows from investing activities:
Purchases of available-for-sale securities	(231,672)	(121,777)
Proceeds from sales and maturities of available-for-sale securities	222,712	122,969
Capitalized internal-use software costs	(44,501)	(45,563)
Purchases of property and equipment	(11,701)	(7,624)
Acquisitions of businesses, net of cash and funds held for clients acquired	(12,031)	(277,851)
Other investing activities	783	1,303
Net cash used in investing activities	(76,410)	(328,543)
Cash flows from financing activities:
Net change in client fund obligations	964,082	429,856
Borrowings under credit facility	—	325,000
Repayment of credit facility	—	(81,250)
Repurchases of common shares	—	(91,080)
Proceeds from employee stock purchase plan	9,534	10,561
Taxes paid related to net share settlement of equity awards	(46,057)	(49,121)
Other financing activities	(35)	(400)
Net cash provided by financing activities	927,524	543,566
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	1,155,853	546,680
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,421,312	2,845,669
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$3,577,165	$3,392,349
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$2,777	$2,372
Liabilities assumed for acquisitions	$378	$55,730
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$372	$9,548
Cash paid for income taxes	$34,659	$63,963
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$492,695	$477,785
Funds held for clients' cash and cash equivalents	3,084,470	2,914,564
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$3,577,165	$3,392,349
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2024 included in the Company’s Annual Report on Form 10-K.
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

(d) Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker along with other incremental segment information. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt this standard for the fiscal year ended June 30, 2025 and continues to evaluate the impact of this ASU on its consolidated financial statement disclosures.
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
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Recurring fees	$352,025	$404,879	$917,064	$1,056,093
Implementation services and other	14,815	16,217	39,877	45,822
Total revenues from contracts	$366,840	$421,096	$956,941	$1,101,915

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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Balance at beginning of the period	$26,245	$28,633	$22,617	$24,883
Deferral of revenue	10,932	12,168	33,164	37,320
Revenue recognized	(11,324)	(11,818)	(29,928)	(33,220)
Balance at end of the period	$25,853	$28,983	$25,853	$28,983
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances as follows: $10,822 in fiscal 2025, $14,763 in fiscal 2026 and $3,398 in fiscal 2027 and thereafter.
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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$230,057	$23,878	$(13,408)	$240,527
Costs to fulfill a contract	174,923	19,806	(9,413)	185,316
Total	$404,980	$43,684	$(22,821)	$425,843

	Three Months Ended March 31, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$259,166	$24,582	$(15,587)	$268,161
Costs to fulfill a contract	213,905	20,559	(12,330)	222,134
Total	$473,071	$45,141	$(27,917)	$490,295

	Nine Months Ended March 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$60,214	$(38,652)	$240,527
Costs to fulfill a contract	153,366	58,066	(26,116)	185,316
Total	$372,331	$118,280	$(64,768)	$425,843

	Nine Months Ended March 31, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$63,116	$(45,091)	$268,161
Costs to fulfill a contract	195,726	61,165	(34,757)	222,134
Total	$445,862	$124,281	$(79,848)	$490,295
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $124,985 as of March 31, 2025, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.
(4) Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.

On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The allocation of the purchase price for Trace was approximately $6,809 of goodwill, $4,200 of proprietary technology, and other immaterial assets and liabilities which reflect certain immaterial measurement period adjustments recorded during the nine months ended March 31, 2025. Pro forma information is not presented for the Trace acquisition because the effects of the acquisition are not material to the Company’s consolidated financial statements.
On October 1, 2024, the Company acquired all of the outstanding shares of Airbase Inc. ("Airbase") for cash consideration of $320,205, net of cash acquired and preliminary purchase price adjustments, which was funded by borrowings under its credit facility. Refer to Note 8 for more information on the credit facility. Airbase is a modern finance and spend management software solution that combines bill pay/accounts payable automation, expense management, corporate cards and procurement capabilities. The acquisition was consummated to enable the Company to provide a comprehensive solution and modern client experience for managing payroll and non-payroll spend on a single integrated platform.

The preliminary allocation of the purchase price for Airbase was as follows, which reflects certain immaterial measurement period adjustments recorded during the nine months ended March 31, 2025:

Cash and cash equivalents	$41,250
Funds held for clients	42,354
Proprietary technology	75,200
Client relationships	3,800
Non-solicitation agreements	2,400
Trade names	2,100
Goodwill	233,936
Other assets acquired	16,145
Client fund obligations	(42,354)
Other liabilities assumed	(13,376)
Total	$361,455
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Revenue	$406,371	$454,548	$1,060,497	$1,200,882
Net income	$73,815	$93,216	$121,475	$174,667

(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2024	$2,375
Charged to expense	875
Write-offs	(881)
Additions due to acquisition	248
Balance at March 31, 2025	$2,617
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2024	March 31, 2025
Capitalized internal-use software	$324,269	$381,187
Accumulated amortization	(207,857)	(251,715)
Capitalized internal-use software, net	$116,412	$129,472
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $12,260 and $15,248 for the three months ended March 31, 2024 and 2025, respectively, and $32,471 and $43,858 for the nine months ended March 31, 2024 and 2025, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2024	March 31, 2025
Office equipment	$2,771	$2,774
Computer equipment	63,138	64,959
Furniture and fixtures	13,081	13,124
Software	13,102	12,496
Leasehold improvements	49,392	50,218
Time clocks rented by clients	9,738	10,656
Total	151,222	154,227
Accumulated depreciation	(90,582)	(100,299)
Property and equipment, net	$60,640	$53,928
Depreciation expense amounted to $5,220 and $5,097 for the three months ended March 31, 2024 and 2025, respectively, and $15,449 and $15,474 for the nine months ended March 31, 2024 and 2025, respectively.
The following table summarizes changes in goodwill during the nine months ended March 31, 2025:

Balance at June 30, 2024	$108,937
Additions attributable to acquisition	233,936
Measurement period adjustments	(74)
Balance at March 31, 2025	$342,799
Refer to Note 4 for further details on current year acquisition activity.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2024	March 31, 2025	Weighted average useful life (years)
Proprietary technology	$47,329	$122,529	6.6
Client relationships	22,200	26,000	7.4
Non-solicitation agreements	1,600	4,000	3.7
Trade names	1,640	3,740	5.0
Total	72,769	156,269
Accumulated amortization	(44,478)	(58,330)
Intangible assets, net	$28,291	$97,939
Amortization expense for acquired intangible assets was $2,798 and $5,627 for the three months ended March 31, 2024 and 2025, respectively, and $7,859 and $13,852 for the nine months ended March 31, 2024 and 2025, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of March 31, 2025 is as follows:

Remainder of fiscal 2025	$5,268
Fiscal 2026	20,632
Fiscal 2027	18,256
Fiscal 2028	16,391
Fiscal 2029	12,925
Thereafter	24,467
Total	$97,939
The components of accrued expenses were as follows:

	June 30, 2024	March 31, 2025
Accrued payroll and personnel costs	$93,248	$104,035
Operating lease liabilities	7,634	8,244
Deferred revenue	25,949	37,580
Other	31,481	43,785
Total accrued expenses	$158,311	$193,644

(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$401,811	$—	$—	$401,811
Funds held for clients' cash and cash equivalents	2,443,858	—	—	2,443,858
Available-for-sale securities:
Corporate bonds	314,728	1,094	(1,002)	314,820
Asset-backed securities	40,653	147	(118)	40,682
U.S. treasury securities	124,889	36	(973)	123,952
Other	28,875	84	(211)	28,748
Total available-for-sale securities	509,145	1,361	(2,304)	508,202
Total investments	$3,354,814	$1,361	$(2,304)	$3,353,871

	March 31, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$477,785	$—	$—	$477,785
Funds held for clients' cash and cash equivalents	2,914,564	—	—	2,914,564
Available-for-sale securities:
Corporate bonds	354,714	4,844	(171)	359,387
Asset-backed securities	43,129	422	(12)	43,539
Certificates of deposit	23,709	6	(1)	23,714
U.S. treasury securities	66,035	135	(29)	66,141
Other	22,005	178	(11)	22,172
Total available-for-sale securities	509,592	5,585	(224)	514,953
Total investments	$3,901,941	$5,585	$(224)	$3,907,302
All available-for-sale securities were included in Funds held for clients at June 30, 2024 and March 31, 2025.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2024 and March 31, 2025.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2024	March 31, 2025
Cash and cash equivalents	$401,811	$477,785
Funds held for clients	2,952,060	3,429,517
Total investments	$3,353,871	$3,907,302

Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2024 and March 31, 2025 had fair market value as follows:

	June 30, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(488)	$105,957	$(514)	$30,057	$(1,002)	$136,014
Asset-backed securities	(1)	1,069	(117)	8,335	(118)	9,404
U.S. treasury securities	(157)	44,712	(816)	72,224	(973)	116,936
Other	(12)	3,497	(199)	10,525	(211)	14,022
Total available-for-sale securities	$(658)	$155,235	$(1,646)	$121,141	$(2,304)	$276,376

	March 31, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(63)	$14,390	$(108)	$14,106	$(171)	$28,496
Asset-backed securities	—	—	(12)	5,288	(12)	5,288
Certificates of deposit	(1)	14,009	—	—	(1)	14,009
U.S. treasury securities	(6)	24,619	(23)	23,973	(29)	48,592
Other	—	—	(11)	2,988	(11)	2,988
Total available-for-sale securities	$(70)	$53,018	$(154)	$46,355	$(224)	$99,373
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or nine months ended March 31, 2024 or 2025. All securities in the Company’s portfolio held an A-1 rating or better as of March 31, 2025.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2024 or 2025. There were no realized gains or losses on the sale of available-for-sale securities for the three or nine months ended March 31, 2024 or 2025.
Expected maturities of available-for-sale securities at March 31, 2025 were as follows:

	Amortized cost	Fair value
One year or less	$156,802	$156,938
One year to two years	60,351	61,139
Two years to three years	52,484	53,160
Three years to five years	228,045	231,755
Five years and thereafter	11,910	11,961
Total available-for-sale securities	$509,592	$514,953

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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2024 and March 31, 2025 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2024 or March 31, 2025.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$401,811	$401,811	$—	$—
Funds held for clients' cash and cash equivalents	2,443,858	2,443,858	—	—
Available-for-sale securities:
Corporate bonds	314,820	—	314,820	—
Asset-backed securities	40,682	—	40,682	—
U.S. treasury securities	123,952	—	123,952	—
Other	28,748	—	28,748	—
Total available-for-sale securities	508,202	—	508,202	—
Total investments	$3,353,871	$2,845,669	$508,202	$—

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$477,785	$477,785	$—	$—
Funds held for clients' cash and cash equivalents	2,914,564	2,914,564	—	—
Available-for-sale securities:
Corporate bonds	359,387	—	359,387	—
Asset-backed securities	43,539	—	43,539	—
Certificates of deposit	23,714	—	23,714	—
U.S. treasury securities	66,141	—	66,141	—
Other	22,172	—	22,172	—
Total available-for-sale securities	514,953	—	514,953	—
Total investments	$3,907,302	$3,392,349	$514,953	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
(8) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any outstanding borrowings will mature and be payable upon expiration. The Company had no outstanding borrowings under the credit facility at June 30, 2024. During the nine months ended March 31, 2025, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, of which it repaid $81,250 in March 2025. As a result, $243,750 remained outstanding at March 31, 2025. Refer to Note 4 for further details on the Company's acquisition of Airbase Inc.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of March 31, 2025, the Company was in compliance with all of the aforementioned covenants.
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

As of March 31, 2025, the Company had 1,624 shares available for future grant under the 2023 Plan, and 1,744 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to granted awards that are forfeited or net settled at exercise or release may be reissued under the 2023 Plan to satisfy future issuances.
Stock-based compensation expense related to RSUs, PSUs, MSUs and the Company's Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Cost of revenues	$4,527	$4,418	$14,945	$14,664
Sales and marketing	9,079	8,133	28,347	27,931
Research and development	7,427	8,278	28,498	29,183
General and administrative	13,919	14,503	45,375	40,760
Total stock-based compensation expense	$34,952	$35,332	$117,165	$112,538
In addition, the Company capitalized $3,470 and $3,101 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2024 and 2025, respectively, and $11,435 and $10,555 for the nine months ended March 31, 2024 and 2025, respectively.
There were no stock options granted during the nine months ended March 31, 2025. The table below presents stock option activity during the nine months ended March 31, 2025:

	Outstanding Options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Option balance at July 1, 2024	167	$28.13	0.5	$17,301
Options exercised	(167)	$28.13
Option balance at March 31, 2025	—	$—	0.0	$—
The total intrinsic value of options exercised was $13,476 during the three months ended March 31, 2024 and $18,176 and $22,819 for the nine months ended March 31, 2024 and 2025, respectively. There were no options exercised during the three months ended March 31, 2025
The Company grants RSUs under the 2023 Plan with terms determined at the discretion of the Committee. RSUs are time-based awards that generally vest over four years following the grant date.
The following table represents RSU activity during the nine months ended March 31, 2025:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2024	1,290	$214.98
RSUs granted	912	$157.50
RSUs vested	(548)	$202.96
RSUs forfeited	(132)	$202.53
RSU balance at March 31, 2025	1,522	$188.03
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. During the nine months ended March 31, 2025, the Company granted approximately 55 PSUs with a grant date fair value of $155.95 per share, all which remained outstanding at March 31, 2025. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one-year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.
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
The following table represents MSU activity during the nine months ended March 31, 2025:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2024	197	$335.79
MSUs granted	28	$211.45
MSUs vested	(16)	$361.87
MSUs forfeited	(42)	$339.60
MSU balance at March 31, 2025	167	$311.38
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Nine Months Ended March 31,
	2024	2025
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.5%	44.4%
Expected term (years)	3.04	3.04
Risk‑free interest rate	4.58%	3.86%
At March 31, 2025, there was $139,716 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.7 years.
(10) Litigation
On November 16, 2020, a potential class action complaint was filed against the Company with the Circuit Court of Cook County alleging that the Company violated the Illinois Biometric Information Privacy Act. The complaint sought statutory damages, attorney’s fees and other costs. On April 22, 2025, this matter was dismissed with prejudice. The plaintiff will have 30 days to file a notice of appeal, if they choose. The Company will monitor any further developments related to this matter.
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
In addition, from time to time, the Company is subject to litigation arising in the ordinary course of business. Many of these matters are covered in whole or in part by insurance. In the opinion of the Company’s management, the ultimate disposition of any of these matters that are currently outstanding or threatened will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and could materially impact the Company’s financial position, results of operations, or liquidity based on the final disposition of these matters.

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
The Company's effective tax rate was 22.9% and 27.7% for the three months ended March 31, 2024 and 2025, respectively. The Company's effective tax rate for both the three months ended March 31, 2024 and 2025 was higher than the federal statutory rate of 21% primarily due to an increase in non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes.
The Company's effective tax rate was 24.3% and 26.3% for the nine months ended March 31, 2024 and 2025, respectively. The Company's effective tax rate for both the nine months ended March 31, 2024 and 2025 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Numerator:
Net income	$85,314	$91,483	$157,947	$178,521

Denominator:
Weighted-average shares used in computing net income per share:
Basic	56,369	55,810	56,216	55,759
Weighted-average effect of potentially dilutive shares:
Employee stock options, RSUs and MSUs	679	970	759	881
Diluted	57,048	56,780	56,975	56,640

Net income per share:
Basic	$1.51	$1.64	$2.81	$3.20
Diluted	$1.50	$1.61	$2.77	$3.15
The following table summarizes the outstanding restricted stock units and market share units as of March 31, 2024 and 2025 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
RSUs	4	—	9	14
MSUs	4	40	19	75
Total	8	40	28	89

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

Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $401.3 million for the three months ended March 31, 2024 to $454.5 million for the three months ended March 31, 2025, representing a 13% year-over-year increase. Total revenues increased from $1,045.2 million for the nine months ended March 31, 2024 to $1,194.5 million for the nine months ended March 31, 2025, representing a 14% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025

	(in thousands)		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$285,298	$324,695	$720,379	$825,126
Amortization of capitalized internal-use software costs	12,260	15,248	32,471	43,858
Amortization of certain acquired intangibles	2,136	4,749	5,843	11,562
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,953	4,789	16,194	15,719
Other items (1)	—	641	—	781
Adjusted Gross Profit	$304,647	$350,122	$774,887	$897,046

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025

	(in thousands)		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$85,314	$91,483	$157,947	$178,521
Interest expense	189	4,436	568	9,682
Income tax expense	25,299	35,079	50,586	63,743
Depreciation and amortization expense	20,278	25,972	55,779	73,184
EBITDA	131,080	156,970	264,880	325,130
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	36,709	37,475	122,547	118,045
Other items (2)	112	2,611	(2,031)	9,073
Adjusted EBITDA	$167,901	$197,056	$385,396	$452,248
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 91% and 93% of our total revenues for the three months ended March 31, 2024 and 2025, respectively, and 92% of our total revenues for both the nine months ended March 31, 2024 and 2025.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $12.3 million and $15.2 million of capitalized internal-use software costs during the three months ended March 31, 2024 and 2025, respectively, and $32.5 million and $43.9 million of capitalized internal-use software costs for the nine months ended March 31, 2024 and 2025, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2024 and 2025.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025

	(in thousands)		(in thousands)
Capitalized portion of research and development	$19,660	$20,368	$57,025	$56,918
Expensed portion of research and development	43,386	51,396	134,130	154,811
Total research and development	$63,046	$71,764	$191,155	$211,729
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$366,840	$421,096	$956,941	$1,101,915
Interest income on funds held for clients	34,441	33,452	88,287	92,569
Total revenues	401,281	454,548	1,045,228	1,194,484
Cost of revenues	115,983	129,853	324,849	369,358
Gross profit	285,298	324,695	720,379	825,126
Operating expenses:
Sales and marketing	86,760	91,774	246,940	273,338
Research and development	43,386	51,396	134,130	154,811
General and administrative	48,863	54,495	142,125	159,180
Total operating expenses	179,009	197,665	523,195	587,329
Operating income	106,289	127,030	197,184	237,797
Other income (expense)	4,324	(468)	11,349	4,467
Income before income taxes	110,613	126,562	208,533	242,264
Income tax expense	25,299	35,079	50,586	63,743
Net income	$85,314	$91,483	$157,947	$178,521

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2025	2024	2025
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	91%	93%	92%	92%
Interest income on funds held for clients	9%	7%	8%	8%
Total revenues	100%	100%	100%	100%
Cost of revenues	29%	29%	31%	31%
Gross profit	71%	71%	69%	69%
Operating expenses:
Sales and marketing	22%	20%	24%	23%
Research and development	11%	11%	13%	13%
General and administrative	12%	12%	13%	13%
Total operating expenses	45%	43%	50%	49%
Operating income	26%	28%	19%	20%
Other income (expense)	1%	0%	1%	—%
Income before income taxes	27%	28%	20%	20%
Income tax expense	6%	8%	5%	5%
Net income	21%	20%	15%	15%
Comparison of Three Months Ended March 31, 2024 and 2025
Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2024	2025	$	%
Recurring and other revenue	$366,840	$421,096	$54,256	15%
Percentage of total revenues	91%	93%
Interest income on funds held for clients	$34,441	$33,452	$(989)	(3)%
Percentage of total revenues	9%	7%
Recurring and Other Revenue
Recurring and other revenue for the three months ended March 31, 2025 increased by $54.3 million, or 15%, to $421.1 million from $366.8 million for the three months ended March 31, 2024. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended March 31, 2025 decreased by $1.0 million, or 3%, to $33.5 million from $34.4 million for the three months ended March 31, 2024. Interest income on funds held for clients decreased primarily due to lower interest rates as compared to the prior fiscal year, partially offset by higher average daily balances of funds held for new and existing clients.

Cost of Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2024	2025	$	%
Cost of revenues	$115,983	$129,853	$13,870	12%
Percentage of total revenues	29%	29%
Gross margin	71%	71%
Cost of revenues for the three months ended March 31, 2025 increased by $13.9 million, or 12%, to $129.9 million from $116.0 million for the three months ended March 31, 2024. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $5.6 million in additional employee-related costs, $3.0 million in additional amortization of internal use software, $2.9 million in additional processing and delivery related costs and $2.6 million in additional amortization of certain intangible assets. Gross margin remained consistent at 71% for both the three months ended March 31, 2024 and 2025.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2025	$	%
Sales and marketing	$86,760	$91,774	$5,014	6%
Percentage of total revenues	22%	20%
Sales and marketing expenses for the three months ended March 31, 2025 increased by $5.0 million, or 6%, to $91.8 million from $86.8 million for the three months ended March 31, 2024. The increase in sales and marketing expense was primarily due to $5.2 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended March 31,		Change
	2024	2025	$	%
Research and development	$43,386	$51,396	$8,010	18%
Percentage of total revenues	11%	11%
Research and development expenses for the three months ended March 31, 2025 increased by $8.0 million, or 18%, to $51.4 million from $43.4 million for the three months ended March 31, 2024. The increase in research and development expenses was primarily due to $5.9 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2025	$	%
General and administrative	$48,863	$54,495	$5,632	12%
Percentage of total revenues	12%	12%
General and administrative expenses for the three months ended March 31, 2025 increased by $5.6 million, or 12%, to $54.5 million from $48.9 million for the three months ended March 31, 2024. General and administrative expenses increased primarily due to $3.2 million in additional employee-related costs during the three months ended March 31, 2025.

Other Income (Expense)
Other income for the three months ended March 31, 2025 decreased by $4.8 million as compared to the three months ended March 31, 2024. The change in other income was primarily due to $4.3 million in additional interest expense related to borrowings under our revolving credit facility to fund the October 2024 acquisition of Airbase Inc.
Income Taxes
Our effective tax rate was 22.9% and 27.7% for the three months ended March 31, 2024 and 2025, respectively. Our effective tax rate for both the three months ended March 31, 2024 and 2025 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes.
Comparison of Nine Months Ended March 31, 2024 and 2025
Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2024	2025	$	%
Recurring and other revenue	$956,941	$1,101,915	$144,974	15%
Percentage of total revenues	92%	92%
Interest income on funds held for clients	$88,287	$92,569	$4,282	5%
Percentage of total revenues	8%	8%
Recurring and Other Revenue
Recurring and other revenue for the nine months ended March 31, 2025 increased by $145.0 million, or 15%, to $1,101.9 million from $956.9 million for the nine months ended March 31, 2024. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the nine months ended March 31, 2025 increased by $4.3 million, or 5%, to $92.6 million from $88.3 million for the nine months ended March 31, 2024. Interest income on funds held for clients increased primarily due to higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year partially offset by lower interest rates.
Cost of Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2024	2025	$	%
Cost of revenues	$324,849	$369,358	$44,509	14%
Percentage of total revenues	31%	31%
Gross margin	69%	69%
Cost of revenues for the nine months ended March 31, 2025 increased by $44.5 million, or 14%, to $369.4 million from $324.8 million for the nine months ended March 31, 2024. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $18.3 million in additional employee-related costs, $11.4 million in additional amortization of internal use software, $9.9 million in additional processing and delivery related costs and $5.7 million in additional amortization of certain intangible assets. Gross margin remained consistent at 69% for both the nine months ended March 31, 2024 and 2025.
Operating Expenses
($ in thousands)
Sales and Marketing

	Nine Months Ended March 31,		Change
	2024	2025	$	%
Sales and marketing	$246,940	$273,338	$26,398	11%
Percentage of total revenues	24%	23%
Sales and marketing expenses for the nine months ended March 31, 2025 increased by $26.4 million, or 11%, to $273.3 million from $246.9 million for the nine months ended March 31, 2024. The increase in sales and marketing expense was primarily due to $25.4 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Nine Months Ended March 31,		Change
	2024	2025	$	%
Research and development	$134,130	$154,811	$20,681	15%
Percentage of total revenues	13%	13%
Research and development expenses for the nine months ended March 31, 2025 increased by $20.7 million, or 15%, to $154.8 million from $134.1 million for the nine months ended March 31, 2024. The increase in research and development expenses was primarily due to $17.4 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs.
General and Administrative

	Nine Months Ended March 31,		Change
	2024	2025	$	%
General and administrative	$142,125	$159,180	$17,055	12%
Percentage of total revenues	13%	13%
General and administrative expenses for the nine months ended March 31, 2025 increased by $17.1 million, or 12%, to $159.2 million from $142.1 million for the nine months ended March 31, 2024. General and administrative expenses increased primarily due to $10.3 million in additional employee-related costs during the nine months ended March 31, 2025 and a $4.3 million gain related to lease exit activity during the nine months ended March 31, 2024, partially offset by a $4.6 million reduction in stock-based compensation expense mostly attributable to executive award forfeitures.
Other Income (Expense)
Other income for the nine months ended March 31, 2025 decreased by $6.9 million as compared to the nine months ended March 31, 2024. The change in other income was primarily due to $9.3 million in additional interest expense related to borrowings under our revolving credit facility to fund the October 2024 acquisition of Airbase Inc., partially offset by a $2.7 million increase in interest income earned on our cash and cash equivalents as a result of higher average daily balances of those corporate cash and cash equivalents.
Income Taxes
Our effective tax rate was 24.3% and 26.3% for the nine months ended March 31, 2024 and 2025, respectively. Our effective tax rate for the nine months ended March 31, 2024 and 2025 was higher than the federal statutory rate of 21% primarily due to state and local income taxes.

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
Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. There have been no material changes in our critical accounting policies and use of estimates from the information provided in Item 7 of our audited consolidated financial statements for the year ended June 30, 2024 included in our Annual Report on Form 10-K filed with the SEC on August 2, 2024.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2025, our principal source of liquidity was $477.8 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. In September 2024, we borrowed $325.0 million under this credit facility to fund the acquisition of Airbase Inc. in October 2024. We had $243.8 million in outstanding borrowings under this credit facility at March 31, 2025, as we repaid $81.3 million in March 2025. Refer to Notes 4 and 8 of the Notes to the Unaudited Consolidated Financial Statements for additional details on the Airbase acquisition and credit agreement, respectively.
In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During the nine months ended March 31, 2025, we repurchased an aggregate of 472 thousand shares for approximately $93.6 million at an average cost per share of $198.11 under the Repurchase Program. As of March 31, 2025, approximately $256.4 million remains authorized for repurchases under the Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of March 31, 2025, we did not have any corporate investments classified as available-for-sale securities.
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
The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2024	2025
Net cash provided by operating activities	$304,739	$331,657
Cash flows from investing activities:
Purchases of available-for-sale securities	(231,672)	(121,777)
Proceeds from sales and maturities of available-for-sale securities	222,712	122,969
Capitalized internal-use software costs	(44,501)	(45,563)
Purchases of property and equipment	(11,701)	(7,624)
Acquisitions of businesses, net of cash and funds held for clients acquired	(12,031)	(277,851)
Other investing activities	783	1,303
Net cash used in investing activities	(76,410)	(328,543)
Cash flows from financing activities:
Net change in client fund obligations	964,082	429,856
Borrowings under credit facility	—	325,000
Repayment of credit facility	—	(81,250)
Repurchases of common shares	—	(91,080)
Proceeds from employee stock purchase plan	9,534	10,561
Taxes paid related to net share settlement of equity awards	(46,057)	(49,121)
Other financing activities	(35)	(400)
Net cash provided by financing activities	927,524	543,566
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$1,155,853	$546,680
Operating Activities
Net cash provided by operating activities was $304.7 million and $331.7 million for the nine months ended March 31, 2024 and 2025, respectively. The change in net cash provided by operating activities from the nine months ended March 31, 2024 to the nine months ended March 31, 2025 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) and other, accompanied by changes in operating assets and liabilities during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024.
Investing Activities
Net cash used in investing activities was $76.4 million and $328.5 million for the nine months ended March 31, 2024 and 2025, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $265.8 million in additional amounts paid for acquisitions, net of cash and funds held for clients acquired, and a $99.7 million decrease in proceeds from the sales and maturities of available-for-sale securities, partially offset by a $109.9 million decrease in purchases of available-for-sale securities during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024.
Financing Activities
Net cash provided by financing activities was $927.5 million and $543.6 million for the nine months ended March 31, 2024 and 2025, respectively. The change in net cash provided by financing activities was primarily due to a decrease in the net change in client fund obligations of $534.2 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities, $91.1 million in share repurchases, and $81.3 million repayment of amounts borrowed on our credit facility, partially offset by $325.0 million in borrowings under our credit facility during the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024.
Contractual Obligations and Commitments
At March 31, 2025, our principal commitments consisted of $243.8 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $67.3 million in operating lease obligations, of which $10.9 million is due in the next twelve months. We also had $79.5 million in purchase obligations, of which $47.4 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $11.7 million and $7.6 million for the nine months ended March 31, 2024 and 2025, respectively, exclusive of capitalized internal-use software costs of $44.5 million and $45.6 million for the same periods, respectively.
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
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of $477.8 million and funds held for clients of $3,429.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $11.1 million as of March 31, 2025. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $11.1 million as of March 31, 2025. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of March 31, 2025, we had $243.8 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
The following describes the Company’s purchases of common stock during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 - January 31, 2025	—	—	—	—
February 1, 2025 - February 28, 2025	155,435	$209.08	155,435	$308,863,707
March 1, 2025 - March 31, 2025	273,278	$191.91	273,278	$256,420,098
Total	428,713		428,713
(1)    The average price paid per share excludes excise taxes payable on shares repurchased.
(2)    On April 30, 2024, our board of directors approved a share repurchase program (the “Repurchase Program”) under which we are authorized to purchase (in the aggregate) up to $500 million of our issued and outstanding common stock at such times and prices that management deems to be appropriate.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, the following directors and/or officers (as defined in Rule 16a-1(f)) adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold	Duration[1]	Adoption Date	Expiration Date
Andrew Cappotelli Senior Vice President Operations	Up to 5,427 [2]	June 23, 2025 - September 5, 2025	February 25, 2025	September 5, 2025
Toby Williams President, Chief Executive Officer and Director	16,000 [3]	August 15, 2025 - March 13, 2026	February 21, 2025	March 13, 2026

1    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
2    Includes shares subject to certain outstanding equity awards with time- and/or performance-based vesting conditions. For shares subject to performance-based vesting conditions, the number of shares included in the table above assumes the target achievement of the performance-based conditions. Additionally, for both time- and performance-based vesting awards, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
3     The number of shares to be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended March 31, 2025.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 2, 2025	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 2, 2025	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)