Form 10-K
period 2025-06-30
Paylocity Holding Corp
filed 2025-08-06
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2024, the last day of registrant’s most recently completed second fiscal quarter, was $9.0 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date).
As of July 30, 2025, there were 55,161,627 shares of the registrant’s common stock issued and outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2026 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION
Form 10-K
For the Year Ended June 30, 2025
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
Item 1. Business.
Overview

We are a leading cloud-based provider of human capital management, or HCM, payroll and spend management software solutions that deliver a comprehensive platform for the modern workforce. Our platform offers an intuitive, easy-to-use product suite that helps businesses streamline and automate HR, payroll and spend management processes, attract and retain talent, and build culture and connection with their employees. Excluding clients acquired through acquisitions, as of June 30, 2025, we provided our software-as-a-service, or SaaS, solutions to approximately 41,650 clients across the U.S., which on average had over 150 employees.
Effective management of human capital and business-related spend is a core function in all organizations and requires a significant commitment of resources. Organizations are faced with an ever-changing employment landscape, the complexity of increasingly geographically dispersed employees, and managing hybrid workplaces. At the same time, employees’ expectations are rising, and organizations need to prioritize communication, connection, and collaboration among their employees to differentiate how they attract and retain talent and build a culture of loyalty. Many companies also are operating without the infrastructure, expertise or personnel to implement or support large and complex systems in today’s dynamic environment. Existing solutions offered by third-party service providers can have limited capabilities and configurability while other enterprise-focused software vendors can be prohibitively expensive and time-consuming to implement and manage. We believe that modern organizations are better served by SaaS solutions designed to meet their unique needs, delivering fast time to value, and providing their employees with the most engaging experience available.

Our software solutions provide the following key benefits to our clients:

Insights | Recommendations | AI
Recruiting & Onboarding
Time & Labor
Benefits
Human Resources
Performance & Comp.
Learning
Payroll
Global
Headcount Planning
Expense Management
Corporate Cards
Bill Pay | AP Automation
Procurement
Human Capital Management
Finance
Employee Experience
Single Platform
Employee Record
Flexible Data
Integration Marketplace
Open APIs
IT Solutions

•Single Platform with Flexible Data – The foundation of our platform is a single employee system of record and end-to-end capabilities to support the employee lifecycle, ensuring efficiency and compliance from recruitment to retirement.
•Employee Experience – We embed employee-focused features like native video, collaboration, recognition and rewards, chat, automated surveys and more throughout the platform that enable employers to engage with and retain top talent. Our platform provides tools to communicate, connect to organizations and peers, and focus on career development and growth, which drives engagement, fosters connection across the organization and prioritizes flexibility and well-being for the employees.
•Insights, Recommendations & AI – Our clients have access to their data for reporting and compliance needs, but we also provide actionable insights powered by artificial intelligence (“AI”) based on best practices across our client base. AI is woven intentionally throughout the platform to deliver value with intelligent automation, tailored insights, and embedded experiences that provide real-time guidance to administrators and employees.
•Leading Customer Service – We supplement our comprehensive software solutions with an integrated implementation and client service organization, all of which are designed to meet the needs of our clients and prospects.
•Seamless Integration with Extensive Ecosystem of Partners – Our software solutions offer our clients automated data integration with hundreds of third-party partner systems in our Integration Marketplace, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches.
We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators, HR consultants and accountants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of the fiscal years 2023, 2024 and 2025. Our total revenues increased from $1,174.6 million in fiscal 2023 to $1,402.5 million in fiscal 2024, representing a 19% year-over-year increase, and to $1,595.2 million in fiscal 2025, representing a 14% year-over-year increase. We believe our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.
Our Strategy
We intend to strengthen and extend our position as a leading provider of cloud-based HCM, payroll and spend management software solutions. Key elements of our strategy include the following:
•Extend Technological Leadership. We believe that our cloud-based software solutions, combined with our unified database architecture, enhance the experience and usability of our products, providing what we believe to be a competitive advantage over alternative solutions. Our modern, intuitive user interface utilizes features found in many popular consumer application experiences, enabling users to use our solutions with limited training. We plan to continue our technology innovation, as we have done with our mobile applications, social features and analytics capabilities.
•Grow Our Client Base. We believe that our current client base represents only a small portion of the organizations that could benefit from our solutions. Our clients typically have between 10 to 5,000 employees. While we provide our software solutions to approximately 41,650 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2025, there are approximately 1.3 million businesses with 10 to 5,000 employees in the U.S., employing approximately 73 million people, according to the U.S. Census Bureau in 2022. We believe our realized target addressable market is approximately $22.0 billion as clients, on average, purchase 50% or more of our suite of solutions. As we continue to expand our product offerings, we believe that we have an opportunity to increase the amounts clients spend on our solutions per employee and to expand our addressable market. As we expand our client base and number of client employees, we will also grow our sales organization.
•Expand Our Product Offerings. We believe a significant part of our leadership position is the result of our investment and innovation in our product offerings. We plan to continue to invest in product development efforts that will allow us to offer a broader selection of products to new and existing clients.
•Further Develop Our Referral Network. We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators, HR consultants and accountants that recommend our solutions and provide referrals. We believe that our platform’s automated data integration with hundreds of related third-party partner systems is valuable to our referral participants, as they are able to access payroll, HR and finance data through a single system which decreases complexity and cost and complements their own product offerings. We plan to increase integration with third-party providers and expand our referral network to grow our client base and lower our client acquisition costs.

Our Products
Our HCM, payroll and spend management software solutions deliver a unified platform for the modern workplace. Our platform offers an intuitive, easy-to-use product suite that helps businesses streamline and automate HR, payroll and spend management processes, attract and retain talent, and build culture and connection with their employees. Our product suite includes the following categories:
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
Human Resources
Human Resources – Our Human Resources solutions streamline processes using modern, mobile-enabled tools that help save time by automating administrative tasks and providing data-driven reporting. Clients can track headcount and status for positions, manage position and manager changes, manage compliance tracking and reporting and employee data and documents in one central location.
Employee Self-Service – Our Employee Self-Service module provides employees with access to their information 24/7, which allows them to view checks, request time off, clock in and out, update personal data and collaborate with teammates. Employees can also enroll in benefits, view coverage, access training or view course completion status on-the-go via our mobile app. An AI Assistant answers Paylocity-centric questions, as well as client-specific ones based on information in their employee handbooks.
Workflows & Documents – Workflows, the process automation engine embedded throughout the Paylocity platform, uses triggers and if/then logic to allow clients to automate manual processes, improving efficiency and data accuracy. Paylocity offers both out-of-the-box workflow templates and allows clients to create their own based on business needs. Documents serves as a central location to securely store personal employee files such as offer letters and performance reviews to help clients stay compliant and organized by replacing manual processes and paper files. HR professionals can search electronic documents and easily upload, store and download documents while managing access with our role-based permission settings.
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
Time & Labor
Time and Attendance – Our Time and Attendance solution accurately tracks time and attendance data, eliminating the need for manual tracking of accruals and reducing administrative tasks. Employees and supervisors can request and manage time off, edit timecards and manage schedule changes. A customizable supervisor dashboard provides at-a-glance visibility to missed punches, pending time off requests, attendance exceptions and more.

Scheduling – Clients can simplify scheduling by leveraging AI-driven shift recommendations and budgeting/scheduling advice, leveraging templates, and building policies based on duration; time between shifts; and skills/certifications. Shift swapping and open shift claiming offer flexibility to employees, ensuring optimal coverage and controlled labor costs. Managers and employees can easily manage their schedules from our mobile app to ensure the appropriate shift coverage.
Time Collection – Our wide variety of time collection devices include kiosks, state-of-the-art time clocks, mobile and web applications, and even smartwatches to meet unique needs of different companies while enabling employees to clock in wherever business is conducted. Advanced features include specifying geographic parameters for mobile punch-in, answering attestation prompts and other health and safety checks.
Talent
Recruiting – Our Recruiting tools help clients find the right candidates by offering intuitive tools to streamline talent acquisition processes from application creation to candidate acceptance. HR professionals can reach more candidates by automatically posting to online job portals and enabling candidates to apply via QR code or text message. To promote an inclusive culture, clients can activate masking of certain candidate details to reduce bias. Additionally, our solution provides clients with the ability to auto-fill and simplify background checks, maintain and track personal and confidential data, and have real-time access to candidate information to enable timely staffing decisions. Scheduling is simple with Outlook and Google Calendar integrations and self-scheduling functionality for candidates, and recruiters can communicate with modern candidates in the ways they expect, including one-way video interviews and email and text messaging from right within our platform.
Onboarding – Our Onboarding tools enable new employees to complete all pre-hire tasks through digital data collection to gather important personal and confidential information and documentation right through our platform. Clients can streamline processes such as handbook acknowledgment, tax withholding forms, I-9 document verification, E-Verify and many others. Additionally, new hires feel an instant connection to their team and employer with welcome notes from leaders, introductory videos, company culture information and company policies.
Market Pay – Market Pay provides real time insights for HR, leaders and managers making it easy for them to understand their local market, identify trends, and make data-driven decisions about employee compensation so they can pay employees fairly, outpace competitors to attract and retain top talent, and remain compliant with laws and regulations.

Learning – Our Learning tools allow clients to easily assign courses tailored to training their employees on new skills, policies, products, and other topics with a variety of course delivery methods including on-demand and webinars, all of which are available via our mobile app. Our clients can create a variety of content for their employees including via a Sharable Content Object Reference Model (SCORM), embedded video and various document types. Custom content is supplemented by a library of hundreds of out-of-the-box trainings provided by Paylocity in areas like anti-harassment, workplace safety, diversity in recruiting and many more. Clients can also empower their employees to create trainings so that internal subject matter experts can share their expertise with colleagues. Our Learning tools also offer numerous diversity, equity, inclusion and accessibility courses to help ensure employees are educated to support a diverse workforce.
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
Compensation – Our Compensation tools help clients align between organizational goals, budgets and participant eligibility in an efficient process that reduces manual effort and paper-based budgeting activities. Our customized dashboards provide visibility to individual performance and compensation history at custom permission levels and the full value of an employee’s compensation and benefits. Clients can create employee-facing Total Rewards Statements in bulk to demonstrate the full compensation an employee receives, including not just pay, but also benefits, time off, and more.
Benefits
Benefit Enrollment & Updates – Clients can plan and administer competitive benefits packages in one place while offering a smooth, mobile-friendly enrollment and management experience for employees with our tool. Benefit administrators can add enrollment rules, manage benefit offerings for different employee groups, customize user plan limits, and view plan documentation, among other features. Employees can experience a guided enrollment experience with AI-powered Benefit Decision Support and can manage their own elections and account balances in desktop or via the mobile app. Clients can also use embedded experiences like notifications and training to help employees stay apprised of important dates and understand the benefit options available to them.
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

Employee Experiences
Community – Community is an integrated part of our platform that streamlines communication and fosters a culture of engagement not possible with broadcast emails, antiquated intranets or break room bulletin boards. It empowers clients to engage all employees—even those that are remote, on-the-go or do not have corporate email, which remains critical in the current era of hybrid work. With Community, clients can optimize “broadcast” communications with a company feed that streamlines announcements into a single location. Announcements can be managed, sent and tracked with an intuitive dashboard. Clients can support their employees at scale with Ask an Expert groups where employees can pose questions to designated group experts who manage questions from a dashboard. Community also offers premium capabilities such as one-to-one and one-to many chat functionality to improve real-time communication; the ability to upload, create, edit, and share files; the automatic creation of team groups for supervisors and direct reports; updated user profiles allowing employees to list interests, team members, education, skills or hobbies and enhanced directory and search capability to easily find, follow and engage with co-workers.
Video – Our Video tools provide clients the ability to record, upload and embed videos across our HCM platform to increase collaboration, morale, engagement and productivity. Clients can embed videos seamlessly into tasks that are critical to their business such as leadership announcements, job postings, onboarding, performance journals, surveys and more.
Employee Voice – Employee Voice helps clients automatically and continuously collect feedback that is indicative of employee engagement and retention. AI-generated sentiment summaries synthesize feedback alongside dashboards and heatmaps that make it simple to understand feedback at scale. It also includes the tools to share relevant insights with leadership and managers and create action plans to drive accountability.
Recognition & Rewards – Recognition & Rewards allows clients to drive engagement and retention via a frictionless experience embedded throughout our platform. Managers and peer employees can provide direct recognition and reward for outstanding performance and impact with monetary awards and digital gift cards, seamlessly processed through our integrated payroll and tax platform. Administrators retain full control and visibility into how rewards are funded and distributed, ensuring alignment with company culture, objectives, budgets and policies.
Modern Workforce Index – Leveraging data from more than 41,650 clients, our patent-pending Modern Workforce Index (MWI) puts sophisticated AI into an HR intelligence dashboard that gives clients insight into employee sentiment, performance metrics, and engagement. With MWI, clients can identify gaps and receive insightful, actionable recommendations on improving their organization’s health by increasing employee productivity and reducing turnover.
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
Paylocity for Finance

Headcount Planning – Headcount Planning centralizes staffing plans, approvals and forecasts into a streamlined                                  process. Finance, HR, and hiring managers can collaborate in real time using customizable workflows, visibility controls, and dynamic organizational charts to track and update headcount plans as business needs evolve. With integrated analytics and automated notifications, clients can monitor budget versus forecast, drill down into specific teams or roles, open approved roles, and stay ahead of staffing needs.

Expense Management – Expense Management provides AI-powered expense reports with real-time policy enforcement, categorization, and compliance.

Accounts Payable Automation – AI-powered AP Automation automates every step of the AP process, from vendor onboarding and invoice processing to bill coding, approvals, payments, syncing to the ERP, and reconciliation.

Corporate Cards – Corporate Cards enables clients to issue virtual or physical cards with built-in controls and real-time tracking, while integrating with existing credit card programs to provide centralized visibility and control of all card spend.

Guided Procurement – Guided Procurement centralizes purchase requests with automated workflows to ensure compliance, efficiency, and collaboration across finance, procurement, HR, and business stakeholders such as IT and Legal.
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
Implementation and Training Services
Our clients are typically either migrating to our platform from a competitive solution or are adopting their first online HCM, payroll or spend management solution. These organizations often have limited internal resources and rely on us to implement their solutions. We typically implement our product suite within one to eight weeks, depending on the size and complexity of the client. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly configurable, easy-to-use products.
We offer clients the opportunity to utilize on-demand or in-class training designed to provide them with general knowledge on our solutions. We also host an annual conference for our clients to allow them to learn about new products and features and to provide feedback and learn best practices.
Client Service
Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with them. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2023, 2024 and 2025. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing them with knowledgeable resources who understand their businesses, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provides industry content and Paylocity product and service information.
Tax and Regulatory Services
Our software contains a rules engine designed to make accurate federal, state, and local tax calculations that is continually updated to support all pertinent legislative changes across U.S. jurisdictions with the support of our tax compliance professionals. Our tax service teams provide a variety of solutions to clients, including processing payroll tax deposits, preparing and filing quarterly and annual employment tax returns and amendments and resolving client employment tax notices. Our tax filing and compliance departments perform multiple audits to allow clients to remit timely and accurate tax payments. In addition, a series of audit routines are run to ensure that quarterly tax filings are accurate and submitted on a timely basis.

Clients
Excluding clients acquired through acquisitions, as of June 30, 2025, we provided our HCM, payroll and spend management software solutions to approximately 41,650 clients, across the U.S. The rate at which we add clients is variable period-to-period and is also seasonal, as many clients switch solutions during the first calendar quarter of the year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2023, 2024 and 2025, no client accounted for more than 1% of our revenues.
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
Referral Network
We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators, HR consultants and accountants that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2025, more than 25% of our new client revenue originated by referrals from participants in our referral network.
We believe participants in our referral network refer potential clients to us because of the strength of our products and services, the value we provide our referral partners through our broker portal, the fact that we do not provide services that compete with our referral networks, and because we offer third parties the ability to integrate their systems with our platform. Unlike other providers who also provide retirement plans, health insurance and other products and services competitive with the offerings of the participants in our referral network, we focus only on our core business of providing HCM, payroll and spend management solutions. In some cases, we have formalized relationships in which we are a recommended vendor of these participants. In other cases, the relationships are informal. We typically do not compensate these participants for referrals.
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
Paylocity’s automated data integration reduces the complexity and risk of error of manual data transfers and saves clients and employees time. Direct and automated data transmission improves the accuracy of data and facilitates data collection in partners’ systems. Having automated data integration with an HCM, payroll and spend management provider differentiates partners’ product offerings, strengthening their competitive positioning in their own markets.

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
•Security. We maintain comprehensive security programs designed to protect the security and integrity of client and employee data, protect against security threats or data breaches and prevent unauthorized access. We regulate and limit all access to servers and networks at our data centers. Our systems are monitored for irregular or suspicious activity, and we have dedicated internal staff perform security assessments for each release. Our systems undergo regular penetration testing and source code reviews by an independent third-party security firm.
We use multiple cloud hosting and third-party data center providers to host our solutions, including data centers in Franklin Park, Illinois and Kenosha, Wisconsin (for backup and disaster recovery). We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.
Competition
The market for HCM and payroll solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Dayforce, Inc., Paychex, Inc., Paycom Software, Inc., Ultimate Kronos Group and other local and regional providers.
We believe the principal factors on which we compete in our market include the following:
•Solutions built to connect with today’s modern workforce;
•Comprehensive product suite on a single platform;
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
Research and development costs, including research and development costs that were capitalized, were $219.6 million, $253.9 million and $281.7 million for the years ended June 30, 2023, 2024 and 2025, respectively.
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
Governmental Regulation
As a provider of HCM, payroll and spend management software solutions, our platform contains a significant amount of sensitive data related to clients, employees of our clients, business partners and our employees. Data privacy represents a major risk for organizations globally, including those in the United States. The global regulatory landscape for data privacy is rapidly evolving and is expected to continue doing so for the foreseeable future. Many national, state and local government bodies have adopted or are considering adopting laws and regulations related to the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state breach notification laws, and state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”) and the Illinois Biometric Information Privacy Act (“BIPA”). Because we and some of our clients have international operations and employees, the European Union General Data Protection Regulation (“GDPR”) and other international data privacy laws also impact certain aspects of our processing of client and employee information.
Many of our solutions are designed to help clients in complying with applicable U.S. federal, state and local laws and regulations. Consequently, our products and services may be subject to increasing and evolving regulatory requirements, including those related to tax, benefit and other laws. As these requirements proliferate, we may be required to modify our products and services to maintain compliance. These regulatory changes could reduce or eliminate the need for some of our products and services, hinder our development of new products and services, or adversely affect the functionality and acceptance of our solutions. This could in turn impose additional costs to comply, modify, or further develop our products and services. Additionally, it could also increase the costs or time needed to introduce new products and services or even prevent their introduction altogether. For example, the adoption of new money transmitter or money services business statutes in jurisdictions, or changes in regulators’ interpretation of statutes, could require us to register, obtain licenses, or limit our business activities until we secure the appropriate licenses.
Our ability to comply with and address these evolving requirements and regulations applicable to our business depends on several factors, including the functionality and design of our solutions and how our clients and their employees use them. We have implemented established frameworks and policies and procedures to protect the accuracy, privacy and security of the information we handle for our employees and on behalf of our clients and their employees. Additionally, we voluntarily undergo periodic audits and examinations and maintain certain certifications to demonstrate our commitment to regulatory compliance.
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
Human Capital
As a leading provider of cloud-based HCM, payroll and spend management software solutions, we are committed to delivering the most modern suite of solutions that drive employee engagement and a more connected culture for both our clients and our employees. Our senior executive team, together with our board of directors, drives our human capital strategy, which includes key initiatives related to our employees and company culture.
As of June 30, 2025, our workforce consisted of approximately 6,700 employees that were primarily located in the United States and employed on a full-time basis.
Culture & Engagement
At Paylocity, we strive to be an organization where every employee feels welcomed and is empowered to do their best work. Our core values drive our culture – we believe in earning it every day, that growth fuels opportunity, thinking next generation, living the reputation, and being unbeatable together. Our core values serve as the foundation from which we create an engaging culture for our employees, how we train and develop our teams and how we identify the right talent for our organization. Our approach to drive a strong culture and employee engagement has been validated externally as Paylocity has been named Forbes America’s Most Trusted Companies 2025, Newsweek America’s Greatest Workplace for Diversity 2025, Fortune Best Workplaces in Technology 2025, Time Best Midsize Companies 2025, Built In Best Places to Work 2025 and was also Great Place To Work certified on multiple occasions.
We also support a number of employee resource groups (“ERGs”) including PCTY Equality, PCTY OneWorld, PCTY Sheroes, PCTY Sustainability, and PCTY Mental Health. Each of these groups is organized to give employees the chance to build community and connections, voice their ideas and perspectives, personally develop and grow, and shape our culture to make a difference at work and in our local communities.
Learning & Development
We are committed to creating industry leading talent development and leadership programs that support the professional growth of our employees. We were named a 2025 BEST Awards organization by the Association for Talent Development. We offer professional development courses to all employees including topics like preparing for an interview, building a career path, as well as leadership topics like delegation and leading a hybrid team. Through our internally developed Learning tool with Video, we enable employees to share knowledge through self-recorded sessions, which complement our library consisting of hundreds of internal courses.
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
Talent Acquisition & Compensation
We focus diligently on attracting top candidates that can help us achieve our short and long-term goals as an organization. Our philosophy of “talent anywhere” focuses on identifying the right individuals for our business, regardless of where they are located geographically. For Paylocity, the right talent is someone who embodies our values, has an innate curiosity to learn and grow with our business, and has a diverse perspective on how best to accomplish our goals.

Our compensation approach is centered around a philosophy that allows us to compete for and retain the right talent to grow our organization, while being consistent and equitable. Our total rewards program includes competitive pay, a restricted stock program, an employee stock purchase program, market competitive retirement benefits, paid time off and many other benefits. We offer employees the ability to receive a portion of earned wages before the end of the payroll cycle through our On-Demand Payment product as well as financial planning resources and refinancing options with top institutions. We partner with best-in-class organizations to ensure that we utilize the most current data to serve as a foundation of our compensation strategy.
We are also committed to supporting the health and well-being of our employees and offer a multitude of resources to assist in these efforts. In addition to traditional benefit offerings, we provide all employees with innovative perks and benefits, such as paid parental leave, adoption assistance, employer-paid short term disability, health advocacy services, paid time off to volunteer, tuition reimbursement, mental health support, fertility treatment, family planning services and many others.
PCTY Gives
Giving back to our communities takes many forms at Paylocity. Through PCTY Gives, we mobilize our technology, people and resources across the country through in-kind donations, our Elevate Your Passions (“EYP”) Grant Program, paid time-off to volunteer, signature program funding, corporate sponsored volunteerism and many other initiatives. To support our employees and their communities, we donate to charities nominated by our employees through the EYP program. In addition to local charities, Paylocity partners with national organizations such as Girls Who Code, American Red Cross, and National Alliance on Mental Illness. To support the children and dependents of Paylocity employees, the Peter J. McGrail Scholarship program, named after our late CFO, provides higher education tuition assistance for selected participants.
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
•Macroeconomic factors, including changes in interest rates, inflationary pressures, and uncertainty around tariffs and trade policies; and
•Unforeseen legal expenses, including litigation and settlement costs.
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
If we do not continue to innovate and deliver high-quality, technologically advanced products and services, we will not remain competitive, and our revenue and operating results could suffer.
The market for our solutions is characterized by rapid technological advancements, including but not limited to artificial intelligence (“AI”) and machine learning, changes in client requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors, or development of entirely new technologies to replace existing offerings could limit the demand for our existing or future solutions and undermine our current market position. New technologies that involve AI or machine learning or that are created using AI or machine learning may emerge that are able to deliver solutions at lower prices, more efficiently or more conveniently than our solutions, which could adversely impact our ability to compete. Additionally, if new technologies used in our products fail to operate as expected, our business may be negatively impacted. For example, the non-deterministic nature of generative AI outputs may compromise the reliability of our products which may lead to customer dissatisfaction and damage to our reputation.
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
We have experienced revenue and client base growth and intend to pursue continued growth as part of our business strategy. However, the growth in our number of clients puts significant demands on our business, requires increased capital expenditures and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a significant number of qualified sales, implementation, client service, software development, information technology and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. We must also expand and develop our network of third-party service providers, including 401(k) advisors, benefits administrators, insurance brokers, third-party administrators, HR consultants and accountants, which represent a significant source of referrals of potential clients for our products and implementation services. Failure to effectively manage our growth could adversely impact our business and results of operations. We could also suffer operational mistakes, a loss of business opportunities and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy.
The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.
The market for HCM and payroll solutions is fragmented, highly competitive and rapidly changing. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Dayforce, Inc., Paychex, Inc., Paycom Software, Inc., Ultimate Kronos Group and other local and regional providers.
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
We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our data centers and other operations infrastructure to meet the needs of our clients. We also seek to maintain excess capacity to support new client deployments and the expansion of existing client deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our modules. We have in the past and may in the future experience website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in client usage and denial of service issues. In some instances, we may not be able to quickly identify the cause or causes of these performance problems. If we do not accurately predict our infrastructure requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses and adversely affect our reputation.
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
Our payroll processing business involves the movement of significant funds from the account of a client to its employees and relevant taxing authorities. Though we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the client’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance funds to cover such obligations. Depending on the magnitude of such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.
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
We currently have agreements with various major U.S. banks to execute ACH and wire transfers to support our client payroll, benefit, payroll tax and spend management services. If one or more of the banks fails to process ACH transfers on a timely basis, or at all, then our relationship with our clients could be harmed and we could be subject to claims by a client with respect to the failed transfers. In addition, these banks have no obligation to renew their agreements with us on commercially reasonable terms, if at all. If a material number of these banks terminate their relationships with us or restrict the dollar amounts of funds that they will process on behalf of our clients, their doing so may impede our ability to process funds and could have an adverse impact on our business. We have contingency plans in place in case of any failures of banks to process transfers that may impact our operations. However, a failure of one of our banking partners or a systemic shutdown of the banking industry could result in the loss of client funds or prevent us from accessing and processing funds on our clients’ behalf, which could have an adverse impact on our business and liquidity.
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
Our software is complex and may contain or develop undetected defects or errors, particularly when first introduced or as new versions are released. Despite extensive testing, from time to time, we have discovered defects or errors in our products. In addition, because changes in employer and legal requirements and practices relating to benefits, filing of tax returns and other regulatory reports are frequent, we may discover defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Defects and errors could also cause the information that we collect to be incomplete or contain inaccuracies that our clients, their employees and taxing and other regulatory authorities regard as significant.
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
We may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition, in which case we may not realize the expected benefits of such acquisitions. Factors that may negatively impact our operating results, business and financial position, without limitation include the following:
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
We have experienced cybersecurity attacks and incidents in the past, though we do not believe that any of them have been material to our business. Although we maintain security measures and controls that we continually monitor and invest in, there can be no assurance that our measures or controls will be effective in all instances or that we will not experience cybersecurity attacks or incidents in the future. Our systems and solutions and the third-party systems on which we rely are susceptible to such attacks and incidents as unauthorized access, supply-chain attacks, exfiltration or destruction of data, disruptions of service, phishing attempts and other forms of social engineering, malware, ransomware and other forms of cyber extortion, computer viruses or other malicious code and similar events. These threats may come from cybercriminals, cyberterrorists and hacktivists, nation-state and nation-state-supported actors (including advanced persistent threat intrusions) and computer hackers. They also may result from the malicious or accidental acts of insiders. Any unauthorized access to, or security breaches of, our systems or solutions or those of our clients or third-party partners and suppliers could result in numerous adverse consequences, including the unauthorized disclosure of proprietary and confidential information we or they obtain in the ordinary course of business, identity theft and financial theft. We also could be subjected to periods in which our systems and solutions or the third-party systems on which we rely are negatively impacted, degraded or unavailable, potentially for extended periods of time. If any of these events were to occur, we could be subject to client loss, reputational harm, litigation, government enforcement actions, indemnity obligations and other liabilities, and our business, revenues, profitability and financial condition could be negatively impacted.
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
Additionally, while we monitor and reassess our third-party relationships over time, we have no control over those third parties’ cybersecurity programs and controls, infrastructure, physical facilities or personnel. If our security measures, or the security measures of our third-party partners and suppliers, are breached, or if our third-party partners and suppliers experience supply-chain attacks, system errors or outages, our business could be substantially harmed, and we could incur significant liabilities. The costs of investigating, mitigating, and reporting such an incident to affected individuals (if required) can be substantial. In addition, if a security breach occurs with respect to an industry peer, our clients and potential clients may lose trust in the security of our platform. Any breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines or other actions or liabilities which could materially and adversely affect our business and operating results. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus and we may be required to invest significant additional resources to comply with evolving cybersecurity regulations.
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
While we monitor the use of open source software in our solutions and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, it is possible that such use may have inadvertently occurred in deploying our proprietary solutions. In addition, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products and solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our products and solutions. This could harm our intellectual property position and our business, results of operations and financial condition.
Risks Related to Legal and Regulatory Matters
Changes in regulatory laws or requirements applicable to our software and services could impose increased costs on us, delay or prevent our introduction of new products and services and impair the function or value of our existing products and services.
Our products and services may become subject to increasing and/or changing regulatory requirements, including changes in tax, benefits, wage and hour, employment, intellectual property, privacy laws and other international and domestic laws, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might reduce or eliminate the need for some of our products and services, block us from developing new products and services or have an adverse effect on the functionality and acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also impact how we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. Should any state or federal regulators determine that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results or financial condition.
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
Our processing of personal information for our employees and on behalf of our clients is subject to federal, state and international data privacy laws. These laws, which vary across jurisdictions, generally govern the collection, storage, transfer, and other processing of personal information. They require that individuals be provided notice of privacy practices before or at the point of collection, and grant them certain rights over their personal information, including access, deletion and correction. Additionally, they regulate how personal information may be used or disclosed for secondary purposes such as marketing, and in some cases, require notification to affected individuals, clients, and/or regulators in the event of a data breach.
Among the most comprehensive data privacy laws that apply to various aspects of our business are HIPAA (which applies to our benefit administration solution, BeneFLEX, and our self-insured group health plan), the European Union’s General Data Protection Regulation ("GDPR"), and U.S. state privacy laws such as the California Consumer Privacy Act (“CCPA”). Other countries and U.S. states are increasingly adopting similarly comprehensive laws that impose new data privacy and protection requirements and restrictions on covered organizations. Importantly, these laws can impose significant penalties and fines for non-compliance, such as a fine of up to 4% of an organization’s worldwide revenue for the preceding year under the GDPR.
The worldwide regulatory focus on data privacy has intensified in recent years, in part triggered by the GDPR. This shift has driven rapid changes around the processing of personal information, necessitating that we continually adapt our solutions and business practices to support our clients’ compliance efforts. As this focus on data privacy continues, so too do the potential risks associated with how our business processes personal information. Compounding this complexity, many areas of existing data privacy laws remain subject to interpretation, which creates an added risk that advocacy groups and governments in countries where we or our clients operate may adopt adverse interpretations. Such interpretations could impose significant obligations on our business or restrict our ability to offer certain products and services in jurisdictions where we currently operate.
Enforcement actions and investigations by regulatory authorities related to security incidents and data privacy violations continue to increase. A finding of noncompliance from any such investigation or enforcement action could lead to increased costs, significant regulatory penalties, legal liability and burdensome governmental oversight, including restrictions on our operations. Furthermore, heightened consumer and market concerns about data privacy abuses by other companies are changing expectations for enhanced data privacy and security. As a result, a perception of noncompliance could damage our reputation with our current and potential clients, employees and stockholders.
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
Our revolving credit agreement contains restrictive covenants including restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. Failure to comply with these covenants would limit our ability to borrow under the revolving credit agreement, and amounts outstanding, if any, could become immediately due and payable. Any such failure could have a negative impact on our business and financial condition.
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
•Threatened or actual litigation;
•Public health issues; and
•Other events or factors, including changes in general conditions in the United States and global economies or financial markets (including acts of God, war, incidents of terrorism, inflationary pressures, impact of tariffs and changes in trade policies or other destabilizing events and the resulting responses to them).
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
In May 2024, we announced that our board of directors approved a share repurchase program, authorizing the purchase of up to $500 million of our issued and outstanding common stock. In August 2025, we announced that our board of directors approved an additional $500 million to the share repurchase program. The authorization does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the authorization, and the repurchase program may be modified, suspended or terminated at any time and for any reason. Any future announcement of a termination or suspension of the program, or our decision not to utilize the full authorized repurchase amount under the program, may reduce investor confidence and/or result in a decrease in the market price of our shares.
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
General Risk Factors
Economic and market conditions could adversely affect our business, results of operations and financial condition.
Our business depends on the overall demand for our software solutions, and on the economic health of our current and prospective clients. As a result, we and our clients are subject to risks arising from adverse changes in economic and market conditions such as lower employment levels, increasing interest rates, inflation, tariffs, changes in trade policies, volatility in capital markets, and instability of the banking environment, among other factors. During an economic slowdown or downturn, clients may reduce their number of employees and delay or reduce their spending on payroll and other HCM solutions or renegotiate their contracts with us. This could result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.
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
Third-Party Risk Management We monitor and reassess our third-party relationships on an ongoing basis depending on risk level or in the event of a change of products and services provided to us. We also require third-party vendors, suppliers and service providers to undergo a cybersecurity risk assessment to be able to enter into a contract with us. The third-party risk assessments, conducted by our information security and enterprise risk management teams with input from key business stakeholders, involve understanding the products and services we obtain from the third party, what sensitive company and client data it will be able to access and an evaluation of the vendor’s security program and documentation. We also require that certain information security-related contract terms be incorporated into agreements with third parties that will have access to sensitive information before entering into such agreements.
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
Governance
Our board of directors has delegated oversight of risk assessment and risk management activities, including oversight over cybersecurity risks, to the audit committee. The audit committee meets at least quarterly with our Vice President and Chief Information Security Officer (“CISO”), who oversees our overall information security risk management program. The CISO’s updates to the audit committee include recent developments related to the threat landscape, current IT-related risks, and corresponding controls or projects designed to mitigate those risks.
Our CISO reports to our Chief Financial Officer and leads our cybersecurity risk management efforts and our dedicated information security team. Our CISO has over 20 years of information security experience, including over four years as a director in the information security management practice of a big four accounting firm. He holds multiple information security certifications and has a B.S. in Network Security. Our CISO leads our Information Security Steering Committee (“ISSC”), comprised of key executives and operating personnel from across the company, that oversees ongoing day-to-day management of our risks to information systems. The ISSC tracks risks and security initiatives, reviews the results of annual cybersecurity risk assessments, reviews the results of internal and third-party information security audits and assessments, identifies significant risks that threaten the achievement of security commitments and identifies controls to mitigate such risks. The CISO, along with other members of the ISSC and information security teams, remains apprised of developing cybersecurity trends through communications with the intelligence and law enforcement communities, vendors and industry engagement so that our cybersecurity risk management and governance controls and processes address new and evolving cybersecurity threats.
Item 2.    Properties.
As of June 30, 2025, our corporate headquarters occupied approximately 272,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 70,000 square feet in Lake Mary, Florida, approximately 64,000 square feet in Meridian, Idaho and approximately 20,000 square feet in Pittsford, New York as other major operations centers. We lease other smaller facilities, primarily across the U.S., that serve as data centers, sales offices and distribution centers.
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
On July 30, 2025, the last reported sale price of our common stock on the NASDAQ Global Select Market was $186.41 per share, and there were 6 holders of record of our common stock. The actual number of holders of common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Software & Services Select Industry Index during the period commencing on June 30, 2020 and ending on June 30, 2025. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
250.00
200.00
150.00
100.00
50.00
0.00
6/30/2020
6/30/2021
6/30/2022
6/30/2023
6/30/2024
6/30/2025
PCTY
S&P 500 Index
S&P Software & Services Select Industry Index

Issuer Purchases of Equity Securities
The following describes the Company’s purchases of common stock during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	314,564	$178.21	314,564	$200,362,397
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	314,564		314,564
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
The following discussion of our financial condition and results of operations covers fiscal 2025 and 2024 items and year-over-year comparisons between fiscal 2025 and 2024. Discussion of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 that was filed with the SEC on August 2, 2024.
Overview
We are a leading cloud-based provider of human capital management, or HCM, payroll and spend management software solutions that deliver a comprehensive platform for the modern workforce. Our platform offers an intuitive, easy-to-use product suite that helps businesses streamline and automate HR, payroll and spend management processes, attract and retain talent, and build culture and connection with their employees. We are expanding the spend management capabilities of our platform beyond expense management to include accounts payable automation, corporate cards, and procurement capabilities through the acquisition of Airbase Inc. in October 2024. This integrated platform will enable HR and finance leaders to manage all their spend, including payroll, on a single platform.
Effective management of human capital and business-related spend is a core function in all organizations and requires a significant commitment of resources. Our cloud-based software solutions, combined with our unified database architecture, are highly flexible and configurable and feature a modern, intuitive user experience. Our platform offers automated data integration with hundreds of third-party partner systems, such as 401(k), benefits and insurance provider systems. We plan to continue to invest in research and development efforts that will allow us to offer a broader selection of products to new and existing clients focused on experiences that solve our clients’ challenges.
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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $1,174.6 million in fiscal 2023 to $1,402.5 million in fiscal 2024, representing a 19% year-over-year increase. Total revenues increased from $1,402.5 million in fiscal 2024 to $1,595.2 million in fiscal 2025, representing a 14% year-over-year increase. During fiscal 2025, total revenue growth was driven by the strong performance of our sales team and continued annual revenue retention in excess of 92%. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
Client Count Growth
We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our software solutions from approximately 36,200 as of June 30, 2023 to approximately 41,650 as of June 30, 2025, representing a compound annual growth rate of approximately 7%. The table below sets forth the total number of clients using our software solutions for the periods indicated, excluding clients acquired through acquisitions, rounded to the nearest fifty.

	June 30,
	2023	2024	2025
Client Count	36,200	39,050	41,650
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
Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2023	2024	2025
		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$807,559	$960,786	$1,096,998
Amortization of capitalized internal-use software costs	31,440	45,246	59,948
Amortization of certain acquired intangibles	7,414	7,907	16,168
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	18,446	20,350	19,314
Other items (1)	19	469	1,365
Adjusted Gross Profit	$864,878	$1,034,758	$1,193,793

	Year Ended June 30,
	2023	2024	2025
		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$140,822	$206,766	$227,127
Interest expense	752	758	13,053
Income tax expense	17,792	70,249	81,936
Depreciation and amortization expense	60,866	76,426	99,636
EBITDA	220,232	354,199	421,752
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	154,505	152,446	150,063
Other items (2)	446	(1,091)	11,182
Adjusted EBITDA	$375,183	$505,554	$582,997
(1)    Represents acquisition-related costs and severance cost adjustments related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
(2)    Represents acquisition and nonrecurring transaction-related costs, lease exit activity and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
Basis of Presentation
Revenues
Recurring and Other Revenue
We generate substantially all of our recurring and other revenue from ongoing subscriptions to our cloud-based software solutions, which are recurring in nature. Recurring fees for each client generally include a base fee in addition to a fee based on the number of client employees and the number of products a client uses. We also charge fees attributable to our preparation of W-2 documents and annual required filings on behalf of our clients. We charge implementation fees for professional services provided to implement our software solutions. Implementations of our solutions typically require one to eight weeks, depending on the size and complexity of each client, at which point the new client’s payroll is first processed using our solution. Our average client size has continued to be over 150 employees.
While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months. Recurring and other revenue accounted for approximately 93%, 91% and 92% of our total revenues during the years ended June 30, 2023, 2024 and 2025, respectively.
Interest Income on Funds Held for Clients
We earn interest income on funds held for clients. We collect funds from clients in advance of performing payroll, payroll tax filing and spend management services on behalf of those clients. Until these funds are remitted to the respective payees, we earn interest on these funds through demand deposit accounts with financial institutions with which we have automated clearing house, or ACH, arrangements. We also earn interest by investing a portion of funds held for clients in highly liquid, investment-grade marketable securities.
Cost of Revenues
Cost of revenues consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, relating to the provision of ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery costs, computing costs, amortization of certain acquired intangibles and bank fees associated with client fund transfers. Costs related to recurring support are generally expensed as incurred. Implementation costs related to our proprietary products are capitalized and generally amortized over a period of 7 years. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $31.4 million, $45.2 million and $59.9 million of capitalized internal-use software costs in fiscal 2023, 2024 and 2025, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2023, 2024 and 2025.

	Year Ended June 30,
	2023	2024	2025
		(in thousands)
Capitalized portion of research and development	$55,582	$75,531	$75,853
Expensed portion of research and development	163,994	178,333	205,851
Total research and development	$219,576	$253,864	$281,704
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

Other Income (Expense)
Other income (expense) generally consists of interest income related to interest earned on our cash and cash equivalents, net of interest expense related to our revolving credit facility.
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2023	2024	2025
		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$1,098,036	$1,281,680	$1,471,801
Interest income on funds held for clients	76,562	120,835	123,420
Total revenues	1,174,598	1,402,515	1,595,221
Cost of revenues	367,039	441,729	498,223
Gross profit	807,559	960,786	1,096,998
Operating expenses:
Sales and marketing	296,716	334,954	374,216
Research and development	163,994	178,333	205,851
General and administrative	191,823	187,406	212,907
Total operating expenses	652,533	700,693	792,974
Operating income	155,026	260,093	304,024
Other income	3,588	16,922	5,039
Income before income taxes	158,614	277,015	309,063
Income tax expense	17,792	70,249	81,936
Net income	$140,822	$206,766	$227,127

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2023	2024	2025
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	93%	91%	92%
Interest income on funds held for clients	7%	9%	8%
Total revenues	100%	100%	100%
Cost of revenues	31%	31%	31%
Gross profit	69%	69%	69%
Operating expenses:
Sales and marketing	25%	24%	24%
Research and development	14%	13%	13%
General and administrative	16%	13%	13%
Total operating expenses	55%	50%	50%
Operating income	14%	19%	19%
Other income	0%	1%	0%
Income before income taxes	14%	20%	19%
Income tax expense	2%	5%	5%
Net income	12%	15%	14%
Comparison of Fiscal Years Ended June 30, 2024 and 2025
Revenues
($ in thousands)

	Year Ended June 30,			Change from 2023 to 2024		Change from 2024 to 2025
	2023	2024	2025	$	%	$	%
Recurring and other revenue	$1,098,036	$1,281,680	$1,471,801	$183,644	17%	$190,121	15%
Percentage of total revenues	93%	91%	92%
Interest income on funds held for clients	$76,562	$120,835	$123,420	$44,273	58%	$2,585	2%
Percentage of total revenues	7%	9%	8%
Recurring and Other Revenue
Recurring and other revenue for the year ended June 30, 2025 increased by $190.1 million, or 15%, to $1,471.8 million from $1,281.7 million for the year ended June 30, 2024. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and continued annual revenue retention in excess of 92%. Excluding clients acquired through acquisitions, the number of clients using our software solutions at June 30, 2025 increased by 7% to approximately 41,650 from approximately 39,050 at June 30, 2024.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the year ended June 30, 2025 increased by $2.6 million, or 2%, to $123.4 million from $120.8 million for the year ended June 30, 2024. Interest income on funds held for clients increased slightly, as the positive impact from higher average daily balances of funds held for new and existing clients was mostly offset by lower interest rates as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Year Ended June 30,			Change from 2023 to 2024		Change from 2024 to 2025
	2023	2024	2025	$	%	$	%
Cost of revenues	$367,039	$441,729	$498,223	$74,690	20%	$56,494	13%
Percentage of total revenues	31%	31%	31%
Gross profit margin	69%	69%	69%
Cost of revenues for the year ended June 30, 2025 increased by $56.5 million, or 13%, to $498.2 million from $441.7 million for the year ended June 30, 2024. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $22.1 million in additional employee-related costs, $14.7 million in increased internal-use software amortization, $12.6 million in additional processing and delivery related costs and $8.3 million in increased amortization of certain acquired intangible assets. Gross profit margin was 69% for both years ended June 30, 2024 and 2025.
Operating Expenses
($ in thousands)
Sales and Marketing

	Year Ended June 30,			Change from 2023 to 2024		Change from 2024 to 2025
	2023	2024	2025	$	%	$	%
Sales and marketing	$296,716	$334,954	$374,216	$38,238	13%	$39,262	12%
Percentage of total revenues	25%	24%	24%
Sales and marketing expenses for the year ended June 30, 2025 increased by $39.3 million, or 12%, to $374.2 million from $335.0 million for the year ended June 30, 2024. The increase in sales and marketing expense was primarily due to $36.8 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Year Ended June 30,			Change from 2023 to 2024		Change from 2024 to 2025
	2023	2024	2025	$	%	$	%
Research and development	$163,994	$178,333	$205,851	$14,339	9%	$27,518	15%
Percentage of total revenues	14%	13%	13%
Research and development expenses for the year ended June 30, 2025 increased by $27.5 million, or 15%, to $205.9 million from $178.3 million for the year ended June 30, 2024. The increase in research and development expenses was primarily due to $25.7 million of additional employee-related costs related to additional development personnel.
General and Administrative

	Year Ended June 30,			Change from 2023 to 2024		Change from 2024 to 2025
	2023	2024	2025	$	%	$	%
General and administrative	$191,823	$187,406	$212,907	$(4,417)	(2)%	$25,501	14%
Percentage of total revenues	16%	13%	13%
General and administrative expenses for the year ended June 30, 2025 increased by $25.5 million, or 14%, to $212.9 million from $187.4 million for the year ended June 30, 2024. The increase in general and administrative expenses was primarily due to $14.3 million of additional employee-related costs and a $4.3 million gain related to lease exit activity during the year ended June 30, 2024.
Other Income (Expense)
Other income for the year ended June 30, 2025 decreased by $11.9 million as compared to the year ended June 30, 2024. The change in other income was primarily due to $12.3 million in additional interest expense related to borrowings under our revolving credit facility.
Income Tax Expense (Benefit)
Our effective tax rates were 25.4% and 26.5% for the years ended June 30, 2024 and 2025, respectively. Our effective tax rates for the years ended June 30, 2024 and 2025 were higher than the federal statutory rate of 21% primarily due to state income taxes.
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
Revenue Recognition
We apply Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“Topic 606”), whereby we recognize revenue when we transfer control of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to for those goods or services. We derive our revenue from contracts with clients substantially all from recurring service fees. Recurring fees are mostly derived from payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HR-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis.
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
Internal-use software is amortized on a straight-line basis, generally over a two- to three-year period while certain projects that support our main processing activities are amortized over ten years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment to capitalized internal-use software during the years ended June 30, 2023, 2024 or 2025. We capitalized $55.6 million, $75.5 million and $75.9 million of internal-use software costs for the years ended June 30, 2023, 2024 and 2025, respectively, including stock-based compensation costs of $11.9 million, $14.4 million and $13.0 million for the years ended June 30, 2023, 2024 and 2025, respectively. We amortized $31.4 million, $45.2 million and $59.9 million of capitalized internal-use software costs for the years ended June 30, 2023, 2024 and 2025, respectively.

Business Combinations

We include the results of businesses acquired in our consolidated financial statements from the date of acquisition. We allocate the purchase price consideration associated with our acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. The purchase price allocations require us to make significant judgments and estimates in determining such fair values, particularly related to the proprietary technology intangible asset. Such estimates used in valuation methodologies can include, but are not limited to, forecasted revenue growth rates, royalty rates, technology migration rates and required rate of return. These estimates are inherently uncertain and may be refined over the measurement period. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2025, our principal sources of liquidity were $398.1 million of cash and cash equivalents. We maintain a credit agreement which provides for a $550.0 million revolving credit facility which may be increased up to $825.0 million. No amounts were drawn on the revolving credit facility as of June 30, 2024. In September 2024, we borrowed $325.0 million under this credit facility to fund the October 2024 acquisition of Airbase Inc. We had $162.5 million in outstanding borrowings under this credit facility at June 30, 2025, as we repaid $162.5 million during the second half of fiscal 2025. Refer to Notes 7 and 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the Airbase acquisition and credit agreement, respectively.

In April 2024, our board of directors authorized the repurchase of up to $500 million of our common stock (the “Repurchase Program”). The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During fiscal 2024, we repurchased an aggregate of 1.1 million shares for approximately $150.0 million at an average cost per share of $142.82 under the Repurchase Program. During fiscal 2025, we repurchased 0.8 million shares for approximately $149.6 million at an average cost per share of $190.16 under the Repurchase Program. In July 2025, our board of directors authorized an additional $500 million of our common stock for repurchase under the Repurchase Program. Refer to Notes 15 and 20 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional detail on our Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher and as well as in money market funds. As of June 30, 2025, we did not have any corporate investments classified as available-for-sale securities.
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

Our payroll and spend management processing activities involve the movement of significant funds from accounts of clients to their employees, relevant taxing authorities and vendors. Funds held for clients and client fund obligations will vary substantially from period to period mostly as a result of the timing of payroll and payroll tax obligations due. Though we debit a client’s account prior to any disbursement on its behalf, there is a delay between when our payments are due and when the incoming funds from the client to cover these amounts payable actually clear into our operating accounts. We currently have agreements with various major U.S. banks to execute ACH and wire transfers to support our services. We believe we have sufficient capacity under these ACH arrangements to handle all transaction volumes for the foreseeable future. We primarily collect fees for our HCM and payroll services via ACH transactions at the same time we debit the client’s account for payroll and payroll tax obligations and thus are able to reduce collectability and accounts receivable risks.
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.

Cash Flows
The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2023	2024	2025
Net cash provided by operating activities	$282,723	$384,670	$418,226
Cash flows from investing activities:
Purchases of available-for-sale securities	(598,895)	(304,465)	(260,997)
Proceeds from sales and maturities of available-for-sale securities	446,751	294,438	160,067
Capitalized internal-use software costs	(45,004)	(60,726)	(62,402)
Purchases of property and equipment	(21,910)	(18,028)	(13,073)
Acquisitions of businesses, net of cash acquired	—	(12,031)	(277,851)
Other investing activities	(1,104)	(1,079)	(1,292)
Net cash used in investing activities	(220,162)	(101,891)	(455,548)
Cash flows from financing activities:
Net change in client fund obligations	(1,362,421)	325,056	(297,923)
Borrowings under credit facility	—	—	325,000
Repayment of credit facility	—	—	(162,500)
Repurchases of common shares	—	(150,000)	(149,638)
Proceeds from employee stock purchase plan	16,916	19,143	19,682
Taxes paid related to net share settlement of equity awards	(88,312)	(52,549)	(60,034)
Other financing activities	(885)	(72)	(408)
Net cash provided by (used in) financing activities	(1,434,702)	141,578	(325,821)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(1,372,141)	$424,357	$(363,143)
Operating Activities
Net cash provided by operating activities was $282.7 million, $384.7 million and $418.2 million for the years ended June 30, 2023, 2024 and 2025, respectively.
The change in net cash provided by operating activities from fiscal 2024 to fiscal 2025 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense during the year ended June 30, 2025 as compared to the year ended June 30, 2024.

Investing Activities
Net cash used in investing activities was $220.2 million, $101.9 million and $455.5 million, for the years ended June 30, 2023, 2024 and 2025, respectively. Net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we may invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities from fiscal 2024 to fiscal 2025 was primarily due to $265.8 million in additional amounts paid for acquisitions, net of cash acquired, associated with the fiscal 2025 acquisition of Airbase. It was also attributable to $134.4 million in less proceeds from sales and maturities of available-for-sale securities, partially offset by $43.5 million in less purchases of available-for-sale securities as compared to the year ended June 30, 2024.

Financing Activities
Net cash provided by (used in) financing activities was $(1,434.7) million, $141.6 million and $(325.8) million for the years ended June 30, 2023, 2024 and 2025, respectively. The change in net cash provided by (used in) financing activities from fiscal 2024 to fiscal 2025 was primarily due to the change in client fund obligations of $623.0 million due to the timing of client funds collected and related remittance of those funds to client employees, taxing and other regulatory authorities and vendors during the year ended June 30, 2025 as compared to the year ended June 30, 2024. The change in client fund obligations was offset by $162.5 million in net borrowings on our credit facility as we borrowed $325.0 million in September 2024 to acquire Airbase of which we repaid $162.5 million during the year ended June 30, 2025.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $21.9 million, $18.0 million and $13.1 million for the years ended June 30, 2023, 2024 and 2025, respectively, exclusive of capitalized internal-use software costs of $45.0 million, $60.7 million, and $62.4 million for the same periods, respectively.
Contractual Obligations

At June 30, 2025, our principal commitments consist of $162.5 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $64.6 million in operating lease obligations, of which $11.0 million is due in the next twelve months. Refer to Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on our lease activity. We also have $95.5 million in purchase obligations, of which $57.6 million is due in the next twelve months.
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
Interest Rate Risk
As of June 30, 2025, we had cash and cash equivalents of $398.1 million and funds held for clients of $2,704.1 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate debt issuances, asset-backed debt securities, U.S. treasury securities, and other securities. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $12.0 million as of June 30, 2025. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $12.0 million as of June 30, 2025. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of June 30, 2025, we had $162.5 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2025.
The Company acquired Airbase Inc. (“Airbase”) in October 2024. Management excluded Airbase from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. Airbase represented 9% of the Company’s Total assets and less than 2% of the Company’s Total revenues, as of and for the year ended June 30, 2025.
Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2025, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 11.    Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Audit Firm ID: 185.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Documents Filed with Report
(1)Financial Statements.
(2)Exhibits.
The information required by this Item is set forth on the Exhibit Index immediately following this page.
Item 16.    Form 10-K Summary.
None.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36348	3.1	December 4, 2023

3.2	Third Amended and Restated By-Laws of the Registrant.	8-K	001-36348	3.2	December 4, 2023

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2	Description of Securities.	10-K	001-36348	4.2	August 2, 2024

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.2.1†	Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36348	10.1	August 18, 2020

10.2.2†	Form of Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2014 Equity Incentive Plan.	10-Q	001-36348	10.5	May 6, 2022

10.3†	2023 Equity Incentive Plan.	8-K	001-36348	10.1	December 4, 2023

10.3.1†	Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	8-K	001-36348	10.2	December 4, 2023

10.3.2†	Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	8-K	001-36348	10.3	December 4, 2023

10.3.3†	Form of Restricted Stock Unit Notice of Grant and Award Agreement (For California Participants Executive and Board) under 2023 Equity Incentive Plan.	10-Q	001-36348	10.1	October 31, 2024

10.3.4†	Form of Performance Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	10-Q	001-36348	10.2	October 31, 2024

10.3.5†	Form of Performance Stock Unit Notice of Grant and Award Agreement (California) under 2023 Equity Incentive Plan.	10-Q	001-36348	10.3	October 31, 2024

10.3.6†	Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	10-Q	001-36348	10.4	October 31, 2024

10.3.7†	Form of Market Stock Unit Notice of Grant and Award Agreement (California) under 2023 Equity Incentive Plan.	10-Q	001-36348	10.5	October 31, 2024

10.4†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.5†	Second Amendment to Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated August 5, 2024.	10-Q	001-36348	10.7	October 31, 2024

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6†	Amendment to Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated August 5, 2024.	10-Q	001-36348	10.6	October 31, 2024

10.7†	Amended and Restated Executive Employment Agreement between Paylocity Corporation and Ryan Glenn, dated March 11, 2022.	8-K	001-36348	10.2	March 14, 2022

10.8†	Executive Employment Agreement between Paylocity Corporation and Joshua Scutt, dated August 16, 2021.	10-K	001-36348	10.15	August 4, 2023

10.9†	Executive Employment Agreement between Paylocity Corporation and Andrew Cappotelli, dated May 13, 2024.	10-K	001-36348	10.10	August 2, 2024

10.10†*	Executive Employment Agreement between Paylocity Corporation and Melissa King, dated December 16, 2024.

10.11	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.12	Amendments to Multi-Tenant Office Lease Agreement dated June 1, 2016 by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C. and Landmark Schaumburg Towers LP.	10-Q	001-36348	10.4	February 9, 2024

10.13	Credit Agreement by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated July 17, 2019.	8-K	001-36348	10.1	July 17, 2019

10.14	First Amendment to Credit Agreement and Security Agreement, dated as of August 19, 2022, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners.	8-K	001-36348	10.1	August 22, 2022

10.15	Second Amendment to Credit Agreement, dated as of October 1, 2024, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent.	8-K	001-36348	2.1	February 7, 2025

10.16	Agreement and Plan of Merger, dated August 29, 2024, by and among Paylocity Corporation, Project Alpine Merger Sub, Inc. Airbase Inc and Shareholder Representative Services LLC.	8-K	001-36348	2.1	September 4, 2024

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
19.1	Paylocity Holding Corporation Insider Trading Policy.	10-K	001-36348	19.1	August 2, 2024

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Report on Form 10-K).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

97.1	Paylocity Holding Corporation Policy for Recovery of Erroneously Awarded Incentive Compensation.	10-K	001-36348	97.1	August 2, 2024

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
_________________________________________
†    Management contract, compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date: August 6, 2025	By:	/s/ Toby J. Williams
Toby J. Williams
President, Chief Executive Officer (Principal Executive Officer) and Director

SIGNATURES AND POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Steven R. Beauchamp, Toby J. Williams and Ryan Glenn, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Toby J. Williams	President, Chief Executive Officer (Principal Executive Officer) and Director	August 6, 2025
Toby J. Williams

/s/ Ryan Glenn	Chief Financial Officer (Principal Financial Officer)	August 6, 2025
Ryan Glenn

/s/ Nicholas Rost	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	August 6, 2025
Nicholas Rost

/s/ Steven R. Beauchamp	Executive Chairman of the Board and Director	August 6, 2025
Steven R. Beauchamp

/s/ Linda M. Breard	Director	August 6, 2025
Linda M. Breard

/s/ Virginia G. Breen	Director	August 6, 2025
Virginia G. Breen

/s/ Craig Conway	Director	August 6, 2025
Craig Conway

/s/ Robin L. Pederson	Director	August 6, 2025
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 6, 2025
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 6, 2025
Kenneth B. Robinson

/s/ Steven I. Sarowitz	Director	August 6, 2025
Steven I. Sarowitz

/s/ Ronald V. Waters, III	Director	August 6, 2025
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Paylocity Holding Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Airbase Inc. during October 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, Airbase Inc.’s internal control over financial reporting associated with 9% of the Company’s Total assets and less than 2% of the Company’s Total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Airbase Inc.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Capitalized internal-use software development costs

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $132.3 million as of June 30, 2025. The Company capitalized approximately $75.9 million of internal-use software costs during the year ended June 30, 2025.

We identified the determination of capitalized internal-use software development costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects met the capitalization criteria.

The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the critical audit matter. This control related to the determination of which software development projects met the capitalization criteria. For a selection of current year capitalized software costs, we evaluated the Company’s determination to capitalize the costs by reading the Company’s analysis and discussing the objective and status of the projects with IT department management. We also assessed a sample of the Company’s capitalized costs by confirming the nature of the activities performed with individual software developers.

Fair value of proprietary technology intangible asset

As discussed in Notes 2 and 7 to the consolidated financial statements, on October 1, 2024, the Company acquired all of the outstanding shares of Airbase Inc. (Airbase). As a result of the transaction, the Company acquired a proprietary technology intangible asset with an acquisition-date fair value of $75.2 million.

We identified the evaluation of the acquisition-date fair value of the proprietary technology intangible asset acquired in the Airbase acquisition as a critical audit matter. A high degree of subjective auditor judgment was required to assess certain assumptions used to estimate fair value, specifically the forecasted revenue growth rates and the royalty rate. Changes in these assumptions could have had a significant impact on the fair value of the proprietary technology intangible asset. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process for the Airbase acquisition, including controls related to the determination of the assumptions noted above. We evaluated the forecasted revenue growth rates used by the Company by comparing them to the growth rates of peer companies and industry data. We involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating the Company’s selected royalty rate by comparing it to the royalty rates obtained from publicly available data for comparable licensing agreements at the acquisition date.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Chicago, Illinois
August 6, 2025

PAYLOCITY HOLDING CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2024	2025
Assets
Current assets:
Cash and cash equivalents	$401,811	$398,070
Accounts receivable, net	32,997	41,642
Deferred contract costs	97,859	117,177
Prepaid expenses and other	39,765	50,943
Total current assets before funds held for clients	572,432	607,832
Funds held for clients	2,952,060	2,704,137
Total current assets	3,524,492	3,311,969
Capitalized internal-use software, net	116,412	132,317
Property and equipment, net	60,640	54,210
Operating lease right-of-use assets	33,792	35,997
Intangible assets, net	28,291	92,671
Goodwill	108,937	343,100
Long-term deferred contract costs	348,003	393,671
Long‑term prepaid expenses and other	7,077	7,739
Deferred income tax assets	17,816	17,754
Total assets	$4,245,460	$4,389,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,638	$17,347
Accrued expenses	158,311	193,081
Total current liabilities before client fund obligations	166,949	210,428
Client fund obligations	2,950,411	2,694,842
Total current liabilities	3,117,360	2,905,270
Long-term debt	—	162,500
Long-term operating lease liabilities	46,814	46,772
Other long-term liabilities	6,398	8,580
Deferred income tax liabilities	41,824	32,559
Total liabilities	$3,212,396	$3,155,681
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2024 and June 30, 2025	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2024 and June 30, 2025; 55,514 shares issued and outstanding at June 30, 2024 and 55,366 shares issued and outstanding at June 30, 2025	56	55
Additional paid-in capital	360,488	327,518
Retained earnings	673,456	900,583
Accumulated other comprehensive income (loss)	(936)	5,591
Total stockholders' equity	$1,033,064	$1,233,747
Total liabilities and stockholders’ equity	$4,245,460	$4,389,428
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended June 30,
	2023	2024	2025
Revenues:
Recurring and other revenue	$1,098,036	$1,281,680	$1,471,801
Interest income on funds held for clients	76,562	120,835	123,420
Total revenues	1,174,598	1,402,515	1,595,221
Cost of revenues	367,039	441,729	498,223
Gross profit	807,559	960,786	1,096,998
Operating expenses:
Sales and marketing	296,716	334,954	374,216
Research and development	163,994	178,333	205,851
General and administrative	191,823	187,406	212,907
Total operating expenses	652,533	700,693	792,974
Operating income	155,026	260,093	304,024
Other income	3,588	16,922	5,039
Income before income taxes	158,614	277,015	309,063
Income tax expense	17,792	70,249	81,936
Net income	$140,822	$206,766	$227,127
Other comprehensive income (loss), net of tax	(2,212)	3,579	6,527
Comprehensive income	$138,610	$210,345	$233,654

Net income per share:
Basic	$2.53	$3.68	$4.08
Diluted	$2.49	$3.63	$4.02

Weighted-average shares used in computing net income per share:
Basic	55,706	56,214	55,649
Diluted	56,596	56,976	56,550
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	55,190	$55	$289,843	$325,868	$(2,303)	$613,463
Stock-based compensation	—	—	162,183	—	—	162,183
Stock options exercised	260	—	3,265	—	—	3,265
Issuance of common stock upon vesting of restricted stock units	724	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	120	—	16,916	—	—	16,916
Net settlement for taxes and/or exercise price related to equity awards	(382)	—	(91,575)	—	—	(91,575)
Unrealized losses on securities, net of tax	—	—	—	—	(2,212)	(2,212)
Net income	—	—	—	140,822	—	140,822
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	163,602	—	—	163,602
Stock options exercised	121	—	2,083	—	—	2,083
Issuance of common stock upon vesting of equity awards	684	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	149	—	19,143	—	—	19,143
Net settlement for taxes and/or exercise price related to equity awards	(302)	—	(54,632)	—	—	(54,632)
Repurchases of common shares	(1,050)	—	(150,340)	—	—	(150,340)
Unrealized gains on securities, net of tax	—	—	—	—	3,579	3,579
Net income	—	—	—	206,766	—	206,766
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	157,337	—	—	157,337
Stock options exercised	167	—	4,692	—	—	4,692
Issuance of common stock upon vesting of equity awards	704	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127	—	19,682	—	—	19,682
Net settlement for taxes and/or exercise price related to equity awards	(359)	—	(64,725)	—	—	(64,725)
Repurchases of common shares	(787)	(1)	(149,956)	—	—	(149,957)
Unrealized gains on securities, net of tax	—	—	—	—	6,300	6,300
Foreign currency translation adjustments		—	—	—	227	227
Net income	—	—	—	227,127	—	227,127
Balances at June 30, 2025	55,366	$55	$327,518	$900,583	$5,591	$1,233,747
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2023	2024	2025
Cash flows from operating activities:
Net income	$140,822	$206,766	$227,127
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	147,300	146,032	142,820
Depreciation and amortization expense	60,866	76,426	99,636
Deferred income tax expense (benefit)	13,540	27,835	(3,208)
Provision for credit losses	1,245	1,565	1,382
Net amortization of premiums (accretion of discounts) on available-for-sale securities	(5,412)	(4,378)	(2,025)
Other	1,682	(962)	1,045
Changes in operating assets and liabilities:
Accounts receivable	(9,407)	(8,186)	(3,557)
Deferred contract costs	(80,781)	(70,337)	(62,922)
Prepaid expenses and other	(3,994)	(5,829)	(7,819)
Accounts payable	(1,554)	2,423	7,287
Accrued expenses and other	18,416	13,315	18,460
Net cash provided by operating activities	282,723	384,670	418,226
Cash flows from investing activities:
Purchases of available-for-sale securities	(598,895)	(304,465)	(260,997)
Proceeds from sales and maturities of available-for-sale securities	446,751	294,438	160,067
Capitalized internal-use software costs	(45,004)	(60,726)	(62,402)
Purchases of property and equipment	(21,910)	(18,028)	(13,073)
Acquisitions of businesses, net of cash acquired	—	(12,031)	(277,851)
Other investing activities	(1,104)	(1,079)	(1,292)
Net cash used in investing activities	(220,162)	(101,891)	(455,548)
Cash flows from financing activities:
Net change in client fund obligations	(1,362,421)	325,056	(297,923)
Borrowings under credit facility	—	—	325,000
Repayment of credit facility	—	—	(162,500)
Repurchases of common shares	—	(150,000)	(149,638)
Proceeds from employee stock purchase plan	16,916	19,143	19,682
Taxes paid related to net share settlement of equity awards	(88,312)	(52,549)	(60,034)
Other financing activities	(885)	(72)	(408)
Net cash provided by (used in) financing activities	(1,434,702)	141,578	(325,821)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(1,372,141)	424,357	(363,143)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	3,793,453	2,421,312	2,845,669
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$2,421,312	$2,845,669	$2,482,526
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$—	$1,118	$1,833
Liabilities assumed for acquisitions	$117	$378	$55,730
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$404	$494	$12,758
Cash paid for income taxes	$1,359	$47,619	$86,100
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$288,767	$401,811	$398,070
Funds held for clients' cash and cash equivalents	2,132,545	2,443,858	2,084,456
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,421,312	$2,845,669	$2,482,526
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business
Paylocity Holding Corporation (the “Company”) is a cloud-based provider of human capital management, payroll and spend management software solutions that deliver a comprehensive platform for the modern workforce. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company offers an intuitive, easy-to-use product suite that helps businesses streamline and automate HR, payroll and spend management processes, attract and retain talent, and build culture and connection with their employees.
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
(d) Funds Held For Clients and Client Fund Obligations
The Company obtains funds from clients in advance of performing payroll, payroll tax filing and spend management services on behalf of those clients. Funds held for clients represent assets that are used solely for the purposes of satisfying the obligations to remit funds relating to payroll, payroll tax filing and spend management services. The Company has classified Funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client fund obligations. Funds held for clients is primarily comprised of cash and cash equivalents invested in demand deposit accounts. The Company also invests a portion of its funds held for clients and corporate funds in marketable securities.
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

The Company evaluates whether a decline in an individual security’s fair value as compared to its amortized cost basis resulted from credit loss or other factors. If the Company determines that an individual security’s unrealized loss results from credit impairment, it compares the present value of cash flows expected to be collected from the impaired security with its amortized cost basis. If the security’s amortized cost basis exceeds the present value of expected cash flows, the Company records credit impairment loss through an allowance for credit loss. The Company did not recognize any credit impairment losses during the years ended June 30, 2023, 2024 or 2025.
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll, tax and spend management payment obligations and are recorded in the accompanying Consolidated Balance Sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.
(e) Accounts Receivable, Net
Accounts receivable is comprised of trade receivables, accrued interest on funds held for clients and other receivables. Trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for credit losses reflecting expected credit losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.
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
The Company utilizes the portfolio approach to account for both the cost of obtaining a contract and the cost of fulfilling a contract. These capitalized costs are amortized over the expected period of benefit, which has been determined to be generally over 7 years based on the Company’s average client life and other qualitative factors, including rate of technological changes. The Company does not incur any additional costs to obtain or fulfill contracts upon renewal. The Company recognizes additional selling and commission costs and fulfillment costs when an existing client purchases additional services. These additional costs only relate to the additional services purchased and do not relate to the renewal of previous services. Management evaluates deferred contract costs for impairment if changes in circumstances occur that could impact the recoverability of the costs to obtain or fulfill contracts with the Company’s customers.
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
The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2023, 2024 or 2025 as a result of the Company’s qualitative assessments over its single reporting segment.

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
(p) Cost of Revenues
Cost of revenues consists primarily of employee-related costs for ongoing client support and implementation activities and also includes amortization of capitalized internal-use software and certain acquired intangibles. The Company generally expenses these costs when incurred except for costs related to the implementation of the Company’s proprietary products. These costs are capitalized and amortized generally over a period of 7 years.

(q) Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $15,700, $22,414 and $19,803 for the years ended June 30, 2023, 2024 and 2025, respectively.
(r) Stock-Based Compensation
The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity-classified awards, comprised of restricted stock units, performance stock units and market share units, are measured at the grant date fair value of each award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of each award. For market share units, the Company estimates grant date fair value using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. For estimated shares purchasable under the 2014 Employee Stock Purchase Plan (“ESPP”), the Company estimates grant date fair value using the Black-Scholes option-pricing model and recognizes applicable expense on a straight-line basis over each purchase period. The Company may update the assumed forfeiture rates based on historical experience as appropriate.
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
(u) Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 primarily requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker along with other incremental segment information. The Company adopted this ASU for the fiscal year ended June 30, 2025 and applied the guidance retrospectively to all prior periods presented in the financial statements. Refer to Note 19 for the Company’s disclosures under this standard.
(v) Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact to its consolidated financial statement disclosures and the method of adopting this ASU. It will adopt this guidance for the fiscal year ended June 30, 2026.
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
(3) Revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended June 30,
	2023	2024	2025
Recurring fees	$1,056,808	$1,227,150	$1,409,896
Implementation services and other	41,228	54,530	61,905
Total revenues from contracts	$1,098,036	$1,281,680	$1,471,801
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended June 30,
	2024	2025
Balance at beginning of the year	$22,617	$24,883
Deferral of revenue	43,463	48,468
Revenue recognized	(41,197)	(45,045)
Balance at end of the year	$24,883	$28,306
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $22,566 in fiscal 2026, $5,166 in fiscal 2027, and $570 thereafter.
Deferred contract costs
The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$218,965	$83,701	$(52,530)	$250,136
Costs to fulfill a contract	153,366	78,599	(36,239)	195,726
Total	$372,331	$162,300	$(88,769)	$445,862

	Year Ended June 30, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$93,281	$(61,327)	$282,090
Costs to fulfill a contract	195,726	80,833	(47,801)	228,758
Total	$445,862	$174,114	$(109,128)	$510,848

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Consolidated Statements of Operations and Comprehensive Income. The Company did not record any impairment losses associated with its deferred contract costs during the years ended June 30, 2023, 2024 or 2025.
Remaining Performance Obligations
The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The value of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $146,873 as of June 30, 2025, which will be generally recognized over the next 24 months.
(4) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2024
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$401,811	$—	$—	$401,811
Funds held for clients' cash and cash equivalents	2,443,858	—	—	2,443,858
Available-for-sale securities:
Corporate bonds	314,728	1,094	(1,002)	314,820
Asset-backed securities	40,653	147	(118)	40,682
U.S treasury securities	124,889	36	(973)	123,952
Other	28,875	84	(211)	28,748
Total available-for-sale securities	509,145	1,361	(2,304)	508,202
Total investments	$3,354,814	$1,361	$(2,304)	$3,353,871

	June 30, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$398,070	$—	$—	$398,070
Funds held for clients' cash and cash equivalents	2,084,456	—	—	2,084,456
Available-for-sale securities:

Corporate bonds	372,171	6,497	(76)	378,592
Asset-backed securities	51,709	476	(7)	52,178
Certificates of deposit	61,681	9	(3)	61,687
U.S treasury securities	84,889	402	(27)	85,264
Commercial paper	17,273	—	(1)	17,272
Other	24,378	310	—	24,688
Total available-for-sale securities	612,101	7,694	(114)	619,681
Total investments	$3,094,627	$7,694	$(114)	$3,102,207
All available-for-sale securities were included in Funds held for clients at June 30, 2024 and 2025.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds as of June 30, 2024 and 2025.

Classification of investments on the consolidated balance sheets was as follows:

	June 30,
	2024	2025
Cash and cash equivalents	$401,811	$398,070
Funds held for clients	2,952,060	2,704,137
Total investments	$3,353,871	$3,102,207
Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2024 and 2025 had fair market value as follows:

	June 30, 2024
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	(488)	105,957	(514)	30,057	(1,002)	136,014
Asset-backed securities	(1)	1,069	(117)	8,335	(118)	9,404
U.S. treasury securities	(157)	44,712	(816)	72,224	(973)	116,936
Other	(12)	3,497	(199)	10,525	(211)	14,022
Total available-for-sale securities	$(658)	$155,235	$(1,646)	$121,141	$(2,304)	$276,376

	June 30, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(9)	10,002	$(67)	$8,279	$(76)	$18,281
Asset-backed securities	(4)	4,154	(3)	2,948	(7)	7,102
Certificates of deposit	(3)	19,468	—	—	(3)	19,468
U.S. treasury securities	(25)	37,581	(2)	998	(27)	38,579
Commercial paper	(1)	17,272	—	—	(1)	17,272
Total available-for-sale securities	$(42)	$88,477	$(72)	$12,225	$(114)	$100,702
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the years ended June 30, 2023, 2024 or 2025. All securities in the Company's portfolio held an A-1 rating or better as of June 30, 2025.
The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2023, 2024 or 2025. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2023, 2024 and 2025.

Expected maturities of available-for-sale securities at June 30, 2025 were as follows:

	Amortized cost	Fair value
One year or less	$195,502	$195,613
One year to two years	110,280	111,449
Two years to three years	55,786	56,432
Three years to five years	239,059	244,572
Five years and thereafter	11,474	11,615
Total available-for-sale securities	$612,101	$619,681
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
The Company measures any cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2024 and 2025 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities include commercial paper, corporate bonds, asset-backed securities, U.S. treasury securities and other. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2024 or 2025.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$401,811	$401,811	$—	$—
Funds held for clients' cash and cash equivalents	2,443,858	2,443,858	—	—
Available-for-sale securities:
Corporate bonds	314,820	—	314,820	—
Asset-backed securities	40,682	—	40,682	—
U.S. treasury securities	123,952	—	123,952	—
Other	28,748	—	28,748	—
Total available-for-sale securities	508,202	—	508,202	—
Total investments	$3,353,871	$2,845,669	$508,202	$—

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$398,070	$398,070	$—	$—
Funds held for clients' cash and cash equivalents	2,084,456	2,084,456	—	—
Available-for-sale securities:

Corporate bonds	378,592	—	378,592	—
Asset-backed securities	52,178	—	52,178	—
Certificates of deposit	61,687	—	61,687	—
U.S. treasury securities	85,264	—	85,264	—
Commercial paper	17,272	—	17,272	—
Other	24,688	—	24,688	—
Total available-for-sale securities	619,681	—	619,681	—
Total investments	$3,102,207	$2,482,526	$619,681	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 7 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis using Level 3 inputs.
(6) Accounts Receivable, Net
The components of accounts receivable were as follows:

	Year Ended June 30,
	2024	2025
Trade receivables	$18,850	$25,461
Accrued interest on funds held for clients	9,453	10,320
Other	7,069	8,698
Gross accounts receivable	35,372	44,479
Allowance for credit losses	(2,375)	(2,837)
Accounts receivable, net	$32,997	$41,642
Activity in the allowance for credit losses related to accounts receivable was as follows:

	Year Ended June 30,
	2023	2024	2025
Balance at the beginning of the year	$841	$1,620	$2,375
Charged to expense	1,245	1,565	1,382
Write-offs	(466)	(810)	(1,168)
Additions due to acquisition	—	—	248
Balance at the end of the year	$1,620	$2,375	$2,837
(7) Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.

On November 30, 2023, the Company acquired all of the outstanding shares of TraceHQ.com, Inc. ("Trace") through a merger of Trace with a subsidiary of the Company for cash consideration of $12,086, subject to working capital and other customary purchase price adjustments. Trace offers a headcount planning solution that expands the Company's product functionality in this area. The allocation of the purchase price for Trace was approximately $6,809 of goodwill, $4,200 of proprietary technology and other immaterial assets and liabilities, which reflects certain immaterial measurement period adjustments recorded during the years ended June 30, 2024 and 2025. Pro forma information is not presented for the Trace acquisition because the effects of the acquisition are not material to the Company’s consolidated financial statements.
On October 1, 2024, the Company acquired all of the outstanding shares of Airbase Inc. ("Airbase") for cash consideration of $320,205, net of cash acquired and preliminary purchase price adjustments, which was funded by borrowings under its credit facility. Refer to Note 12 for more information on the credit facility. Airbase is a modern finance and spend management software solution that combines bill pay/accounts payable automation, expense management, corporate cards and procurement capabilities. The acquisition was consummated to enable the Company to provide a comprehensive solution and modern client experience for managing payroll and non-payroll spend on a single integrated platform. The measurement period will end no later than one year from the acquisition date. The primary area subject to change is deferred taxes.
The preliminary allocation of the purchase price for Airbase was as follows, which reflects certain immaterial measurement period adjustments recorded during the year ended June 30, 2025:

Cash and cash equivalents	$41,250
Funds held for clients	42,354
Proprietary technology	75,200
Client relationships	3,800
Non-solicitation agreements	2,400
Trade names	2,100
Goodwill	234,237
Other assets acquired	15,844
Client fund obligations	(42,354)
Other liabilities assumed	(13,376)
Total	$361,455

The Company’s fair value estimate of the acquired proprietary technology is based on a relief from royalty rate methodology which includes but is not limited to, forecasted revenue growth rates, royalty rates, technology migration rates and required rate of return.
The results from both of these acquisitions have been included in the Company’s consolidated financial statements since the closing of the respective acquisitions. The goodwill related to both of these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings. The goodwill associated with both of these acquisitions is not deductible for income tax purposes. Direct costs related to these acquisitions were not material and were expensed as incurred primarily as General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
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

	2024	2025
Revenue	$1,422,873	$1,601,619
Net income	$158,844	$224,620
(8) Capitalized Internal-Use Software
Capitalized internal-use software and accumulated amortization were as follows:

	June 30,
	2024	2025
Capitalized internal-use software	$324,269	$400,122
Accumulated amortization	(207,857)	(267,805)
Capitalized internal-use software, net	$116,412	$132,317
Amortization of capitalized internal-use software amounted to $31,440, $45,246 and $59,948 for the years ended June 30, 2023, 2024 and 2025, respectively and is included in Cost of revenues.
(9) Property and Equipment
The major classes of property and equipment were as follows:

	June 30,
	2024	2025
Office equipment	$2,771	$2,779
Computer equipment	63,138	67,372
Furniture and fixtures	13,081	13,317
Software	13,102	12,793
Leasehold improvements	49,392	50,747
Time clocks rented by clients	9,738	10,913
Total	151,222	157,921
Accumulated depreciation	(90,582)	(103,711)
Property and equipment, net	$60,640	$54,210
Depreciation expense amounted to $18,478, $20,744 and $20,568 for the years ended June 30, 2023, 2024 and 2025, respectively.
(10) Goodwill and Intangible Assets
The following table summarizes changes in goodwill during the years presented below:

	Year Ended June 30,
	2024	2025
Balance at beginning of year	$102,054	$108,937
Additions attributable to acquisitions	6,883	234,237
Measurement period adjustments	—	(74)
Balance at end of year	$108,937	$343,100
Refer to Note 7 for further details on acquisition activity during the years ended June 30, 2024 and 2025.

The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30,		Weighted average useful life (years)
	2024	2025
Proprietary technology	$47,329	$122,529	6.6
Client relationships	22,200	26,000	7.4
Non-solicitation agreements	1,600	4,000	3.7
Trade names	1,640	3,740	5.0
Total	72,769	156,269
Accumulated amortization	(44,478)	(63,598)
Intangible assets, net	$28,291	$92,671
Amortization expense for acquired intangible assets was $10,948, $10,436 and $19,120 for the years ended June 30, 2023, 2024 and 2025, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets was as follows as of June 30, 2025:

Fiscal 2026	$20,632
Fiscal 2027	18,256
Fiscal 2028	16,391
Fiscal 2029	12,925
Fiscal 2030	11,038
Thereafter	13,429
Total	$92,671
(11) Accrued Expenses
The components of accrued expenses were as follows:

	June 30,
	2024	2025
Accrued payroll and personnel costs	$93,248	$106,808
Operating lease liabilities	7,634	8,621
Deferred revenue	25,949	35,721
Other	31,481	41,931
Total accrued expenses	$158,311	$193,081
(12) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility (“credit facility”) with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any outstanding borrowings will mature and be payable upon expiration. The Company had no borrowings at June 30, 2024 and did not borrow any amounts during fiscal 2024. During the first quarter of fiscal 2025, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, of which it repaid $162,500 in the second half of fiscal 2025. As a result, $162,500 remained outstanding at June 30, 2025. Refer to Note 7 for further details on the Company's acquisition of Airbase Inc. The Company incurred interest expense related to any borrowings at an average interest rate of 4.20% during the year ended June 30, 2025.

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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of June 30, 2025, the Company was in compliance with all of the aforementioned covenants.
(13) Leases
The Company primarily leases office space under non-cancellable operating leases expiring on various dates from March 2026 through October 2032. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from June 2026 through September 2028.
The components of operating lease expense were as follows:

	Year Ended June 30,
	2023	2024	2025
Operating lease cost	$8,868	$8,590	$8,772
Short-term lease cost	301	568	1,378
Variable lease cost	5,358	4,614	4,871
Total lease costs	$14,527	$13,772	$15,021
Operating lease cost excludes $4,283 in lease exit gains recorded during the year ended June 30, 2024.
The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases were as follows:

	June 30,
	2024	2025
Operating lease right-of-use assets	$33,792	$35,997
Accrued expenses	$7,634	$8,621
Long-term operating lease liabilities	$46,814	$46,772
Weighted-average remaining lease term (years)	7.0	6.3
Weighted-average discount rate	4.62%	4.88%
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended June 30,
	2023	2024	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$10,958	$9,855	$9,850
Operating lease assets obtained in exchange for new liabilities	$1,264	$1,059	$8,437

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet were as follows as of June 30, 2025:

Fiscal 2026	$10,993
Fiscal 2027	10,550
Fiscal 2028	10,393
Fiscal 2029	9,202
Fiscal 2030	8,892
Thereafter	14,545
Total undiscounted cash flows	64,575
Less: Present value discount	(9,182)
Total operating lease liabilities	$55,393
The table above excludes $1,157 of undiscounted future minimum lease payments for operating lease liabilities for office space that had not yet commenced for a term of seven years.
(14) Income Taxes
(a) Income Taxes
Income tax expense (benefit) for the years ended June 30, 2023, 2024 and 2025 consists of the following:

	Year Ended June 30,
	2023	2024	2025
Current taxes
Federal	$1,702	$30,900	$65,188
State and local	2,625	11,524	18,918
International	$—	$—	999
Deferred taxes:
Federal	17,973	26,438	(4,072)
State and local	(4,508)	1,387	940
International	$—	$—	$(37)
Total income tax expense (benefit)	$17,792	$70,249	$81,936

(b) Tax Rate Reconciliation
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended June 30, 2023, 2024 and 2025 to pretax income as a result of the following:

	Year Ended June 30,
	2023	2024	2025
Income tax expense (benefit) at statutory federal rate	21.0%	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit and other credits	(3.1)	(2.9)	(2.0)
Non-deductible expenses	1.0	0.7	0.5
Change in valuation allowance	(2.8)	(0.5)	—
Stock-based compensation expense	(6.1)	2.7	1.8
State and local income taxes, net of federal income tax benefit	1.3	4.3	5.1
Other	(0.1)	0.1	0.1
	11.2%	25.4%	26.5%
The effective tax rate for the years ended June 30, 2023, 2024 and 2025 was 11.2%, 25.4% and 26.5%, respectively, on pre-tax income of $158,614, $277,015 and $309,063, respectively. The decrease in the effective tax rate for June 30, 2023 was primarily due to stock-based compensation. The increase in the effective tax rate for years ended June 30, 2024 and 2025 were primarily due to state and local income tax.
(c) Components of Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2024 and 2025 are presented below.

	June 30,
	2024	2025
Deferred tax assets:
Operating lease liabilities	$14,141	$14,457
Accrued expenses	19,706	23,101
Stock-based compensation	28,595	25,970
Net operating loss carryforwards	4,282	20,471
Federal and state tax credits	17,907	16,196
Research and development costs	29,718	60,611
Total deferred tax assets	114,349	160,806
Valuation allowance	—	(232)
Net deferred tax assets	114,349	160,574
Deferred tax liabilities:
Deferred contract costs	(116,004)	(134,448)
Operating lease right-of-use assets	(8,775)	(9,400)
Intangible assets	(2,661)	(20,269)
Depreciation	(10,559)	(8,976)
Other	(358)	(2,286)
Total deferred tax liabilities	(138,357)	(175,379)
Net deferred tax liabilities	$(24,008)	$(14,805)

As of June 30, 2025, the Company maintains a valuation allowance of $232 for certain state tax benefits which may not be realized. The increase to the valuation allowance is mainly due to the acquisition of certain Airbase Inc. state tax net operating loss carryforwards. Such assessment may change in the future as further evidence becomes available.
At June 30, 2025, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $56,746, all of which can be carried forward indefinitely. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $125,204, of which $111,008 expire from 2030 to 2045, while the remaining $14,196 can be carried forward indefinitely. The Company also has gross state research and development tax credits and other state credit carryforwards of approximately $20,501, which expire between 2026 and 2045.
As of June 30, 2024 and 2025, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized:

	Year Ended June 30,
	2024	2025
Unrecognized tax benefits at beginning of the year	$1,552	$2,435
Additions for current year tax positions	769	848
Additions for tax positions of prior periods	114	23
Unrecognized tax benefit at end of year	$2,435	$3,306

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss and tax credit carryforwards from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2022, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2022 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes changes to U.S. income tax law that will be applicable to the Company beginning in fiscal 2026. The Act includes significant provisions such as accelerated tax deductions for qualified property and research expenditures. While the Company is still assessing the effects of these provisions, it is expected to mostly impact the Company’s consolidated balance sheet with material impacts to deferred tax assets and liabilities and income taxes payable in fiscal 2026.
(15) Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.
Share Repurchase Program
On April 30, 2024, the Company's board of directors approved a share repurchase program (the "Repurchase Program") under which the Company is authorized to purchase (in the aggregate) up to $500,000 of its issued and outstanding common stock. Under the Repurchase Program, shares may be repurchased from time-to-time in open market transactions at prevailing market prices, privately negotiated transactions or by other means, including the use of Rule 10b5-1 trading plans entered into by the Company. The actual timing, number and value of shares repurchased under the Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time. During the years ended June 30, 2024 and 2025, the Company repurchased 1,050 and 787 shares, respectively, for $150,000 and $149,638, respectively. All shares of common stock repurchased were retired.

(16) Benefit Plans
(a) Equity Incentive Plans
The Company maintained a 2014 Equity Incentive Plan (the “2014 Plan”) and continues to maintain a 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan serves as the successor to the 2014 Plan and permits the granting of restricted stock units (“RSUs”), performance stock units (“PSUs”), market stock units (“MSUs”) and other equity incentives at the discretion of the compensation committee of the Company’s board of directors (“the Committee”). No new awards have been or will be issued under the 2014 Plan since the effective date of the 2023 Plan. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan.
As of June 30, 2025, the Company had 3,283 shares allocated to the plans, of which 1,583 shares were subject to outstanding options or awards. Generally, the Company issues previously unissued shares for the exercise of stock options or vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
Stock-based compensation expense related to RSUs, PSUs, MSUs and the Employee Stock Purchase Plan (as described below) was included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year Ended June 30,
	2023	2024	2025
Cost of revenues	$17,101	$18,927	$17,945
Sales and marketing	36,930	35,536	35,305
Research and development	36,475	36,072	35,786
General and administrative	56,794	55,497	53,784
Total stock-based compensation expense	$147,300	$146,032	$142,820
In addition, the Company capitalized $11,901, $14,376 and $12,996 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2023, 2024 and 2025, respectively.
The following table represents stock option activity during the year ended June 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2024	167	$28.13	0.5	$17,301
Options exercised	(167)	$28.13
Balance at June 30, 2025	—	$—	0.0	$—
There were no stock options granted during the years ended June 30, 2023, 2024 or 2025. The total intrinsic value of options exercised during the years ended June 30, 2023, 2024 and 2025 was $52,985, $18,438 and $22,819, respectively.

The Company grants RSUs under its equity incentive plans with terms determined at the discretion of the Committee. RSUs generally vest over four years following the grant date and have time-based vesting conditions. The following table represents restricted stock unit activity during the year ended June 30, 2025:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2024	1,290	$214.98
RSUs granted	927	$157.79
RSUs vested	(688)	$201.45
RSUs forfeited	(168)	$199.77
RSU balance at June 30, 2025	1,361	$187.32
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. During the year ended June 30, 2025, the Company granted approximately 55 PSUs with a grant date fair value of $155.95 per share, all which remained outstanding at June 30, 2025. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.
The Company also grants MSUs under its equity incentive plans with terms determined at the discretion of the Committee. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over approximately three years. The MSUs cliff-vest at the end of the TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned. The following table represents market share unit activity during the year ended June 30, 2025:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2024	197	$335.79
MSUs granted	28	$211.45
MSUs vested	(16)	$361.87
MSUs forfeited	(42)	$339.60
MSU balance at June 30, 2025	167	$311.38
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Year Ended June 30,
	2023	2024	2025
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	51.0 - 52.7%	44.5%	44.4%
Expected term (years)	2.75 - 3.04	3.04	3.04
Risk‑free interest rate	3.11 - 4.01%	4.58%	3.86%
At June 30, 2025, there was $108,846 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.6 years.

The total of excess income tax benefits for stock-based compensation arrangements was $113,903 and $9,374 for the years ended June 30, 2023 and 2024, respectively. The Company recognized a tax shortfall of $2,598 for stock-based compensation arrangements for the year ended June 30, 2025. The tax impacts for all years were recognized through Income tax expense (benefit).
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
As of June 30, 2025, a total of 1,897 shares of common stock were reserved for future issuances under the ESPP.
The Company issued a total of 127 shares upon the completion of its six-month offering periods ending November 15, 2024 and May 15, 2025. The Company recorded compensation expense attributable to the ESPP of $6,393, $6,378 and $5,988 for the years ended June 30, 2023, 2024 and 2025, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair values of the ESPP offering periods were estimated using the following assumptions:

	Year Ended June 30,
	2023	2024	2025
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	41.1 - 57.5%	32.9 - 43.3%	31.3 - 33.4%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	1.54 - 5.26%	5.26 - 5.41%	4.30 - 5.41%
(c) 401(k) Plan
The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $15,083, $17,377 and $18,946 for the years ended June 30, 2023, 2024 and 2025, respectively.
(17) Commitments and Contingencies
(a) Employment Agreements
The Company has employment agreements with certain of its key officers. The agreements allow for annual compensation increases, participation in equity incentive plans and bonuses for annual performance as well as certain change of control events as defined in the agreements.
(b) Litigation
On November 16, 2020, a potential class action complaint was filed against the Company with the Circuit Court of Cook County alleging that the Company violated the Illinois Biometric Information Privacy Act. The complaint sought statutory damages, attorney’s fees and other costs. On April 22, 2025, this matter was dismissed with prejudice. On May 21, 2025, the plaintiff filed a notice of appeal. The Company will continue to vigorously defend against this lawsuit on appeal.
On September 11, 2023, a second potential class action complaint was filed against the Company with the Circuit Court of Cook County that alleges violations of the Illinois Biometric Information Privacy Act that overlap with claims in the first action. On June 13, 2025, the Company settled this matter without a material impact on the Company’s financial statements.

Additionally, from time to time, the Company is subject to litigation arising in the ordinary course of business. Many of these matters are covered in whole or in part by insurance. In the opinion of the Company’s management, the ultimate disposition of any matters currently outstanding or threatened will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and could materially impact the Company’s financial position, results of operations, or liquidity based on the final disposition of these matters.
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
The following table presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2023	2024	2025
Numerator:
Net income	$140,822	$206,766	$227,127

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,706	56,214	55,649
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, performance stock units and market stock units	890	762	901
Diluted	56,596	56,976	56,550

Net income per share:
Basic	$2.53	$3.68	$4.08
Diluted	$2.49	$3.63	$4.02
The following table summarizes the outstanding restricted stock units and market stock units as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year Ended June 30,
	2023	2024	2025
Restricted stock units	39	12	8
Market stock units	48	12	68
Total	87	24	76
(19) Segment Reporting
As disclosed in Note 2, the Company determined that it operates as one reportable segment and derives revenues from customers by providing its human capital management, payroll and spend management solutions. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer. The CODM utilizes consolidated net income and certain non-GAAP measures, including adjusted EBITDA, along with other information contained in the consolidated financial statements to assess the Company’s performance and guide decisions on allocation of resources. The segment’s total assets are reported on the consolidated balance sheet.

The following table presents the Company’s revenue, significant expenses and other segment items as included in consolidated net income:

	Year Ended June 30,
	2023	2024	2025
Revenue	$1,174,598	$1,402,515	$1,595,221
Adjusted cost of revenue	(309,720)	(367,757)	(401,428)
Adjusted sales and marketing	(258,318)	(297,944)	(335,775)
Adjusted research and development	(124,876)	(139,109)	(165,063)
Adjusted general and administrative	(129,319)	(130,575)	(148,618)
Other income	3,588	16,922	5,039
Income tax expense	(17,792)	(70,249)	(81,936)
Other segment items	(197,339)	(207,037)	(240,313)
Net income	$140,822	$206,766	$227,127
Other segment items primarily include amortization of capitalized internal-use software and acquired intangible assets and stock-based compensation expense.
(20) Subsequent Events
In July 2025, the Company’s board of directors approved an increase to the Company’s share repurchase program under which the Company is authorized to purchase (in the aggregate) an additional $500,000 of its issued and outstanding common stock. Refer to Note 15 for additional information about the Company’s share repurchase program.