Form 10-Q
period 2025-09-30
Paylocity Holding Corp
filed 2025-11-05
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,381,607 shares of Common Stock, $0.001 par value per share, as of October 29, 2025.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$398,070	$165,192
Accounts receivable, net	41,642	41,721
Deferred contract costs	117,177	121,050
Prepaid expenses and other	50,943	59,416
Total current assets before funds held for clients	607,832	387,379
Funds held for clients	2,704,137	2,775,579
Total current assets	3,311,969	3,162,958
Capitalized internal-use software, net	132,317	133,721
Property and equipment, net	54,210	51,723
Operating lease right-of-use assets	35,997	35,413
Intangible assets, net	92,671	87,410
Goodwill	343,100	343,158
Long-term deferred contract costs	393,671	400,418
Long‑term prepaid expenses and other	7,739	7,202
Deferred income tax assets	17,754	14,129
Total assets	$4,389,428	$4,236,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,347	$6,012
Accrued expenses	193,081	174,181
Total current liabilities before client fund obligations	210,428	180,193
Client fund obligations	2,694,842	2,765,135
Total current liabilities	2,905,270	2,945,328
Long-term debt	162,500	81,250
Long-term operating lease liabilities	46,772	46,238
Other long-term liabilities	8,580	8,487
Deferred income tax liabilities	32,559	51,350
Total liabilities	$3,155,681	$3,132,653
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2025 and September 30, 2025	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2025 and September 30, 2025; 55,366 shares issued and outstanding at June 30, 2025 and 54,376 shares issued and outstanding at September 30, 2025	55	54
Additional paid-in capital	327,518	148,581
Retained earnings	900,583	948,574
Accumulated other comprehensive income	5,591	6,270
Total stockholders' equity	$1,233,747	$1,103,479
Total liabilities and stockholders’ equity	$4,389,428	$4,236,132

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2024	2025
Revenues:
Recurring and other revenue	$333,105	$378,858
Interest income on funds held for clients	29,851	29,314
Total revenues	362,956	408,172
Cost of revenues	114,960	128,380
Gross profit	247,996	279,792
Operating expenses:
Sales and marketing	88,431	96,368
Research and development	47,260	55,607
General and administrative	48,161	53,606
Total operating expenses	183,852	205,581
Operating income	64,144	74,211
Other income	4,742	702
Income before income taxes	68,886	74,913
Income tax expense	19,313	26,922
Net income	$49,573	$47,991
Other comprehensive income, net of tax	6,811	679
Comprehensive income	$56,384	$48,670

Net income per share:
Basic	$0.89	$0.87
Diluted	$0.88	$0.86

Weighted-average shares used in computing net income per share:
Basic	55,640	55,013
Diluted	56,266	55,859
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	38,000	—	—	38,000
Stock options exercised	114	—	2,822	—	—	2,822
Issuance of common stock upon vesting of equity awards	273	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(163)	—	(24,358)	—	—	(24,358)
Unrealized gains on securities, net of tax	—	—	—	—	6,811	6,811
Net income	—	—	—	49,573	—	49,573
Balances at September 30, 2024	55,738	$56	$376,952	$723,029	$5,875	$1,105,912

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	55,366	$55	$327,518	$900,583	$5,591	$1,233,747
Stock-based compensation	—	—	41,501	—	—	41,501
Issuance of common stock upon vesting of equity awards	273	—	—	—	—	—
Net settlement for taxes related to equity awards	(109)	—	(18,723)	—	—	(18,723)
Repurchases of common shares	(1,154)	(1)	(201,715)	—	—	(201,716)
Unrealized gains on securities, net of tax	—	—	—	—	733	733
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	47,991	—	47,991
Balances at September 30, 2025	54,376	$54	$148,581	$948,574	$6,270	$1,103,479
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2024	2025
Cash flows from operating activities:
Net income	$49,573	$47,991
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	33,540	37,846
Depreciation and amortization expense	21,552	27,453
Deferred income tax expense (benefit)	(2,556)	22,101
Provision for credit losses	221	332
Net accretion of discounts on available-for-sale securities	(662)	(405)
Other	304	355
Changes in operating assets and liabilities:
Accounts receivable	(903)	(73)
Deferred contract costs	(13,081)	(10,424)
Prepaid expenses and other	(773)	(9,833)
Accounts payable	7,885	(10,530)
Accrued expenses and other	(3,645)	(18,357)
Net cash provided by operating activities	91,455	86,456
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,174)	(30,456)
Proceeds from sales and maturities of available-for-sale securities	25,022	32,358
Capitalized internal-use software costs	(15,210)	(15,460)
Purchases of property and equipment	(2,328)	(3,797)
Other investing activities	(638)	(338)
Net cash used in investing activities	(13,328)	(17,693)
Cash flows from financing activities:
Net change in client fund obligations	(621,746)	70,293
Borrowings under credit facility	325,000	—
Repayment of credit facility	—	(81,250)
Repurchases of common shares	—	(200,000)
Taxes paid related to net share settlement of equity awards	(21,536)	(18,723)
Other financing activities	(11)	(12)
Net cash used in financing activities	(318,293)	(229,692)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(240,166)	(160,929)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,845,669	2,482,526
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,605,503	$2,321,597
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$960	$278
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$123	$2,325
Cash paid for income taxes	$6,194	$7,226
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$778,549	$165,192
Funds held for clients' cash and cash equivalents	1,826,954	2,156,405
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,605,503	$2,321,597
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Unaudited Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of HR, finance and IT software solutions that deliver a comprehensive platform for the modern workforce. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company offers an intuitive, easy-to-use product suite that helps businesses automate and streamline HR, finance and IT processes, attract and retain talent, and build culture and connection with their employees.
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K.
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

(d) Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. While adoption of this ASU is not expected to have a material effect on the Company's consolidated financial condition, results of operations or cash flows, it will result in expanded income tax disclosures beginning with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 removes all references to software development stages in existing guidance and, instead, requires the capitalization of software development costs when the Company's management has authorized and committed to funding a project and it is probable the project will be completed and the software will be used to perform its intended function. This ASU may be applied on a prospective, retrospective or on a modified transition basis based on project and capitalization status before the adoption date. This ASU is effective for all fiscal years beginning after December 15, 2027 and interim periods beginning within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this ASU on its consolidated financial statements and is evaluating the method and timing of adoption.
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

Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2024	2025
Recurring fees	$319,314	$364,298
Implementation services and other	13,791	14,560
Total revenues from contracts	$333,105	$378,858
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended September 30,
	2024	2025
Balance at beginning of the period	$24,883	$28,306
Deferral of revenue	11,274	12,411
Revenue recognized	(10,760)	(10,799)
Balance at end of the period	$25,397	$29,918
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances as follows: $21,494 in fiscal 2026, $7,247 in fiscal 2027 and $1,177 in fiscal 2028 and thereafter.
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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$19,412	$(14,525)	$255,023
Costs to fulfill a contract	195,726	19,667	(10,844)	204,549
Total	$445,862	$39,079	$(25,369)	$459,572

	Three Months Ended September 30, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$282,090	$22,340	$(16,993)	$287,437
Costs to fulfill a contract	228,758	18,870	(13,597)	234,031
Total	$510,848	$41,210	$(30,590)	$521,468
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $153,287 as of September 30, 2025, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4) Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill.
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

The allocation of the purchase price for Airbase was as follows, which reflects certain immaterial measurement period adjustments recorded during the three months ended September 30, 2025:

Cash and cash equivalents	$41,250
Funds held for clients	42,354
Proprietary technology	75,200
Client relationships	3,800
Non-solicitation agreements	2,400
Trade names	2,100
Goodwill	234,295
Other assets acquired	15,786
Client fund obligations	(42,354)
Other liabilities assumed	(13,376)
Total	$361,455
The Company’s fair value estimate of the acquired proprietary technology is based on a relief from royalty rate methodology which includes but is not limited to forecasted revenue growth rates, royalty rates, technology migration rates and required rate of return.
The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the transaction. The goodwill related to this transaction is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings and is not deductible for income tax purposes. Direct costs related to the acquisition were not material and were expensed as incurred as General and administrative expense in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
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

	Three Months Ended September 30,
	2024	2025
Revenue	$369,354	$408,172
Net income	$41,119	$47,991

(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2025	$2,837
Charged to expense	332
Write-offs	(404)
Balance at September 30, 2025	$2,765
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2025	September 30, 2025
Capitalized internal-use software	$400,122	$418,776
Accumulated amortization	(267,805)	(285,055)
Capitalized internal-use software, net	$132,317	$133,721
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $13,777 and $17,250 for the three months ended September 30, 2024 and 2025, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2025	September 30, 2025
Office equipment	$2,779	$2,779
Computer equipment	67,372	67,832
Furniture and fixtures	13,317	13,478
Software	12,793	13,184
Leasehold improvements	50,747	51,022
Time clocks rented by clients	10,913	11,306
Total	157,921	159,601
Accumulated depreciation	(103,711)	(107,878)
Property and equipment, net	$54,210	$51,723
Depreciation expense amounted to $5,228 and $4,942 for the three months ended September 30, 2024 and 2025, respectively.
The following table summarizes changes in goodwill during the three months ended September 30, 2025:

Balance at June 30, 2025	$343,100
Measurement period adjustments	58
Balance at September 30, 2025	$343,158
Refer to Note 4 for further details on current year acquisition activity.

The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2025	September 30, 2025	Weighted average useful life (years)
Proprietary technology	$122,529	$122,529	6.6
Client relationships	26,000	26,000	7.4
Non-solicitation agreements	4,000	4,000	3.7
Trade names	3,740	3,740	5.0
Total	156,269	156,269
Accumulated amortization	(63,598)	(68,859)
Intangible assets, net	$92,671	$87,410
Amortization expense for acquired intangible assets was $2,547 and $5,261 for the three months ended September 30, 2024 and 2025, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of September 30, 2025 is as follows:

Remainder of fiscal 2026	$15,371
Fiscal 2027	18,256
Fiscal 2028	16,391
Fiscal 2029	12,925
Fiscal 2030	11,038
Thereafter	13,429
Total	$87,410
The components of accrued expenses were as follows:

	June 30, 2025	September 30, 2025
Accrued payroll and personnel costs	$106,808	$89,666
Operating lease liabilities	8,621	8,057
Deferred revenue	35,721	38,571
Other	41,931	37,887
Total accrued expenses	$193,081	$174,181

(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$398,070	$—	$—	$398,070
Funds held for clients' cash and cash equivalents	2,084,456	—	—	2,084,456
Available-for-sale securities:
Corporate bonds	372,171	6,497	(76)	378,592
Asset-backed securities	51,709	476	(7)	52,178
Certificates of deposit	61,681	9	(3)	61,687
U.S. treasury securities	84,889	402	(27)	85,264
Commercial paper	17,273	—	(1)	17,272
Other	24,378	310	—	24,688
Total available-for-sale securities	612,101	7,694	(114)	619,681
Total investments	$3,094,627	$7,694	$(114)	$3,102,207

	September 30, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$165,192	$—	$—	$165,192
Funds held for clients' cash and cash equivalents	2,156,405	—	—	2,156,405
Available-for-sale securities:
Corporate bonds	374,269	7,241	(58)	381,452
Asset-backed securities	50,994	542	(1)	51,535
Certificates of deposit	59,980	14	—	59,994
U.S. treasury securities	76,294	454	—	76,748
Commercial paper	17,340	—	—	17,340
Other	31,726	403	(24)	32,105
Total available-for-sale securities	610,603	8,654	(83)	619,174
Total investments	$2,932,200	$8,654	$(83)	$2,940,771
All available-for-sale securities were included in Funds held for clients at June 30, 2025 and September 30, 2025.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2025 and September 30, 2025.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2025	September 30, 2025
Cash and cash equivalents	$398,070	$165,192
Funds held for clients	2,704,137	2,775,579
Total investments	$3,102,207	$2,940,771

Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2025 and September 30, 2025 had fair market value as follows:

	June 30, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(9)	$10,002	$(67)	$8,279	$(76)	$18,281
Asset-backed securities	(4)	4,154	(3)	2,948	(7)	7,102
Certificates of deposit	(3)	19,468	—	—	(3)	19,468
U.S. treasury securities	(25)	37,581	(2)	998	(27)	38,579
Commercial paper	(1)	17,272	—	—	(1)	17,272
Total available-for-sale securities	$(42)	$88,477	$(72)	$12,225	$(114)	$100,702

	September 30, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(15)	$5,384	$(44)	$1,919	$(59)	$7,303
Asset-backed securities	(1)	3,516	—	—	(1)	3,516
Other	(23)	6,614	—	—	(23)	6,614
Total available-for-sale securities	$(39)	$15,514	$(44)	$1,919	$(83)	$17,433
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2024 or 2025. All securities in the Company’s portfolio held an A-1 rating or better as of September 30, 2025.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2024 or 2025. There were no realized gains or losses on the sale of available-for-sale securities for the three months ended September 30, 2024 or 2025.
Expected maturities of available-for-sale securities at September 30, 2025 were as follows:

	Amortized cost	Fair value
One year or less	$197,216	$197,709
One year to two years	84,493	85,431
Two years to three years	96,707	98,266
Three years to five years	221,150	226,515
Five years and thereafter	11,037	11,253
Total available-for-sale securities	$610,603	$619,174
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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs and borrowings on its credit facility using Level 2 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2025 and September 30, 2025 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2025 or September 30, 2025.
The fair value levels for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$398,070	$398,070	$—	$—
Funds held for clients' cash and cash equivalents	2,084,456	2,084,456	—	—
Available-for-sale securities:
Corporate bonds	378,592	—	378,592	—
Asset-backed securities	52,178	—	52,178	—
Certificates of deposit	61,687	—	61,687	—
U.S. treasury securities	85,264	—	85,264	—
Commercial paper	17,272	—	17,272	—
Other	24,688	—	24,688	—
Total available-for-sale securities	619,681	—	619,681	—
Total investments	$3,102,207	$2,482,526	$619,681	$—

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$165,192	$165,192	$—	$—
Funds held for clients' cash and cash equivalents	2,156,405	2,156,405	—	—
Available-for-sale securities:
Corporate bonds	381,452	—	381,452	—
Asset-backed securities	51,535	—	51,535	—
Certificates of deposit	59,994	—	59,994	—
U.S. treasury securities	76,748	—	76,748	—
Commercial paper	17,340	—	17,340	—
Other	32,105	—	32,105	—
Total available-for-sale securities	619,174	—	619,174	—
Total investments	$2,940,771	$2,321,597	$619,174	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis using Level 3 inputs.

(8) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any outstanding borrowings will mature and be payable upon expiration. During fiscal 2025, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, of which it repaid $162,500 in the second half of fiscal 2025. The Company repaid an additional $81,250 during the three months ended September 30, 2025. As a result, $81,250 remained outstanding at September 30, 2025. Refer to Note 4 for further details on the Company's acquisition of Airbase Inc.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of September 30, 2025, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
The Company maintained a 2014 Equity Incentive Plan (the “2014 Plan”) and continues to maintain a 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan serves as the successor to the 2014 Plan and permits the granting of restricted stock units ("RSUs"), performance stock units ("PSUs"), market stock units ("MSUs") and other equity incentives at the discretion of the compensation committee of the Company’s board of directors ("Committee"). No new awards have been or will be issued under the 2014 Plan since the effective date of the 2023 Plan. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan.
As of September 30, 2025, the Company had 1,008 shares available for future grant under the 2023 Plan, and 2,110 shares were subject to outstanding awards. Generally, the Company issues previously unissued shares for the vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
Stock-based compensation expense related to RSUs, PSUs, MSUs and the Company's Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,
	2024	2025
Cost of revenues	$4,496	$4,167
Sales and marketing	9,341	8,792
Research and development	9,493	9,010
General and administrative	10,210	15,877
Total stock-based compensation expense	$33,540	$37,846
In addition, the Company capitalized $3,831 and $2,916 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended September 30, 2024 and 2025, respectively.
The Company grants RSUs under the 2023 Plan with terms determined at the discretion of the Committee. RSUs are time-based awards that generally vest over four years following the grant date.
The following table represents RSU activity during the three months ended September 30, 2025:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2025	1,361	$187.32
RSUs granted	791	$172.08
RSUs vested	(212)	$217.07
RSUs forfeited	(46)	$169.89
RSU balance at September 30, 2025	1,894	$177.25
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.
The following table represents PSU activity during the three months ended September 30, 2025:

	Units	Weighted average grant date fair value
PSU balance at July 1, 2025	55	$155.95
PSUs granted	70	$170.07
PSUs vested	(36)	$155.95
PSU balance at September 30, 2025	89	$167.02
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
The following table represents MSU activity during the three months ended September 30, 2025:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2025	167	$311.38
MSUs granted	31	$224.22
MSUs vested	(25)	$391.85
MSUs forfeited	(46)	$391.85
MSU balance at September 30, 2025	127	$244.20
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Three Months Ended September 30,
	2024	2025
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.4%	37.7%
Expected term (years)	3.04	3.04
Risk‑free interest rate	3.86%	3.70%
At September 30, 2025, there was $205,435 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.8 years.
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
The Company's effective tax rate was 28.0% and 35.9% for the three months ended September 30, 2024 and 2025, respectively. The Company's effective tax rate for the three months ended September 30, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. The Company's effective tax rate for the three months ended September 30, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase to the valuation allowance as explained below.

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The most significant provision applicable to the Company relates to accelerated tax deductions for qualified property and research expenditures. As a result of this provision, deferred tax assets and liabilities and income tax payables and receivables were impacted starting in fiscal 2026 and the Company expects cash tax benefits due to lower cash tax payments throughout fiscal 2026. Furthermore, the Company evaluated the impacts of the Act on certain state tax attributes and has determined that a valuation allowance is needed to reflect the realizability of those assets based on current federal and state law as of September 30, 2025.
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

	Three Months Ended September 30,
	2024	2025
Numerator:
Net income	$49,573	$47,991

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,640	55,013
Weighted-average effect of potentially dilutive shares:
Employee stock options, RSUs, PSUs and MSUs	626	846
Diluted	56,266	55,859

Net income per share:
Basic	$0.89	$0.87
Diluted	$0.88	$0.86
The following table summarizes the outstanding restricted stock units, performance stock units and market stock units as of September 30, 2024 and 2025 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended September 30,
	2024	2025
RSUs	13	—
PSUs	14	—
MSUs	23	29
Total	50	29
(13) Segment Reporting
The Company determined that it operates as one reportable segment and derives revenues from customers by providing its HR, finance and IT software solutions. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer. The CODM utilizes consolidated net income and certain non-GAAP measures, including adjusted EBITDA, along with other information contained in the consolidated financial statements to assess the Company’s performance and guide decisions on allocation of resources. The segment’s total assets are reported on the consolidated balance sheet.

The following table presents the Company’s revenue, significant expenses and other segment items as included in consolidated net income:

	Three Months Ended September 30,
	2024	2025
Revenue	$362,956	$408,172
Adjusted cost of revenue	(94,274)	(101,507)
Adjusted sales and marketing	(78,570)	(87,056)
Adjusted research and development	(36,828)	(45,134)
Adjusted general and administrative	(34,628)	(36,065)
Other income	4,742	702
Income tax expense	(19,313)	(26,922)
Other segment items	(54,512)	(64,199)
Net income	$49,573	$47,991
Other segment items primarily include amortization of capitalized internal-use software and acquired intangible assets and stock-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements included herein that are not based solely on historical facts are “forward looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including items discussed below and under Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 6, 2025.
Overview
We are a leading cloud-based provider of HR, finance and IT software solutions that deliver a comprehensive platform for the modern workforce. Our platform offers an intuitive, easy-to-use product suite that helps businesses automate and streamline HR, finance and IT processes, attract and retain talent, and build culture and connection with their employees. We are expanding the spend management capabilities of our platform beyond expense management to include accounts payable automation, corporate cards, and procurement capabilities through the acquisition of Airbase Inc. in October 2024. This integrated platform will enable HR and finance leaders to manage all their spend, including payroll, on a single platform.
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

Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $363.0 million for the three months ended September 30, 2024 to $408.2 million for the three months ended September 30, 2025, representing a 12% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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

	Three Months Ended September 30,
	2024	2025

	(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$247,996	$279,792
Amortization of capitalized internal-use software costs	13,777	17,250
Amortization of certain acquired intangibles	2,064	4,601
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,923	4,547
Other items (1)	(78)	475
Adjusted Gross Profit	$268,682	$306,665

	Three Months Ended September 30,
	2024	2025

	(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$49,573	$47,991
Interest expense	400	2,355
Income tax expense	19,313	26,922
Depreciation and amortization expense	21,552	27,453
EBITDA	90,838	104,721
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	35,660	39,924
Other items (2)	2,528	1,764
Adjusted EBITDA	$129,026	$146,409
(1)Represents acquisition-related costs and severance cost adjustments related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
(2)Represents acquisition and transaction-related costs and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 92% and 93% of our total revenues for the three months ended September 30, 2024 and 2025, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $13.8 million and $17.3 million of capitalized internal-use software costs during the three months ended September 30, 2024 and 2025, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2024 and 2025.

	Three Months Ended September 30,
	2024	2025

	(in thousands)
Capitalized portion of research and development	$19,297	$18,654
Expensed portion of research and development	47,260	55,607
Total research and development	$66,557	$74,261
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2024	2025

	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$333,105	$378,858
Interest income on funds held for clients	29,851	29,314
Total revenues	362,956	408,172
Cost of revenues	114,960	128,380
Gross profit	247,996	279,792
Operating expenses:
Sales and marketing	88,431	96,368
Research and development	47,260	55,607
General and administrative	48,161	53,606
Total operating expenses	183,852	205,581
Operating income	64,144	74,211
Other income	4,742	702
Income before income taxes	68,886	74,913
Income tax expense	19,313	26,922
Net income	$49,573	$47,991

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended September 30,
	2024	2025
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	92%	93%
Interest income on funds held for clients	8%	7%
Total revenues	100%	100%
Cost of revenues	32%	31%
Gross profit	68%	69%
Operating expenses:
Sales and marketing	24%	24%
Research and development	13%	14%
General and administrative	13%	13%
Total operating expenses	50%	51%
Operating income	18%	18%
Other income	1%	—%
Income before income taxes	19%	18%
Income tax expense	5%	6%
Net income	14%	12%
Comparison of Three Months Ended September 30, 2024 and 2025
Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2024	2025	$	%
Recurring and other revenue	$333,105	$378,858	$45,753	14%
Percentage of total revenues	92%	93%
Interest income on funds held for clients	$29,851	$29,314	$(537)	(2)%
Percentage of total revenues	8%	7%
Recurring and Other Revenue
Recurring and other revenue for the three months ended September 30, 2025 increased by $45.8 million, or 14%, to $378.9 million from $333.1 million for the three months ended September 30, 2024. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended September 30, 2025 decreased by $0.5 million, or 2%, to $29.3 million from $29.9 million for the three months ended September 30, 2024. Interest income on funds held for clients decreased slightly, as the negative impact from lower interest rates was mostly offset by positive impact from higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2024	2025	$	%
Cost of revenues	$114,960	$128,380	$13,420	12%
Percentage of total revenues	32%	31%
Gross margin	68%	69%
Cost of revenues for the three months ended September 30, 2025 increased by $13.4 million, or 12%, to $128.4 million from $115.0 million for the three months ended September 30, 2024. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $6.4 million in additional employee-related costs, $3.5 million in additional amortization of internal-use software, $2.5 million in additional amortization of certain intangible assets and $1.4 million in additional processing and delivery related costs. Gross margin increased from 68% for the three months ended September 30, 2024 to 69% for the three months ended September 30, 2025.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2025	$	%
Sales and marketing	$88,431	$96,368	$7,937	9%
Percentage of total revenues	24%	24%
Sales and marketing expenses for the three months ended September 30, 2025 increased by $7.9 million, or 9%, to $96.4 million from $88.4 million for the three months ended September 30, 2024. The increase in sales and marketing expense was primarily due to $6.7 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended September 30,		Change
	2024	2025	$	%
Research and development	$47,260	$55,607	$8,347	18%
Percentage of total revenues	13%	14%
Research and development expenses for the three months ended September 30, 2025 increased by $8.3 million, or 18%, to $55.6 million from $47.3 million for the three months ended September 30, 2024. The increase in research and development expenses was primarily due to $7.7 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs.
General and Administrative

	Three Months Ended September 30,		Change
	2024	2025	$	%
General and administrative	$48,161	$53,606	$5,445	11%
Percentage of total revenues	13%	13%
General and administrative expenses for the three months ended September 30, 2025 increased by $5.4 million, or 11%, to $53.6 million from $48.2 million for the three months ended September 30, 2024. General and administrative expenses increased primarily due to $5.7 million in additional stock-based compensation expense largely driven by executive award forfeitures during the three months ended September 30, 2024.

Other Income (Expense)
Other income for the three months ended September 30, 2025 decreased by $4.0 million as compared to the three months ended September 30, 2024. The change in other income was primarily due to $2.1 million reduction in interest earned on our cash and cash equivalents from lower average balances and $2.0 million in additional interest expense related to borrowings under our revolving credit facility.
Income Taxes
Our effective tax rate was 28.0% and 35.9% for the three months ended September 30, 2024 and 2025, respectively. Our effective tax rate for both the three months ended September 30, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. Our effective tax rate for the three months ended September 30, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase in the valuation allowance as explained below.
On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The most significant provision applicable to us relates to accelerated tax deductions for qualified property and research expenditures. As a result of this provision, deferred tax assets and liabilities and income tax payables and receivables were impacted starting in fiscal 2026 and we expect cash tax benefits due to lower cash tax payments throughout fiscal 2026. Furthermore, we evaluated the impacts of the Act on certain state tax attributes and has determined that a valuation allowance is needed to reflect the realizability of those assets based on current federal and state law as of September 30, 2025.
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
Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. There have been no material changes in our critical accounting policies and use of estimates from the information provided in Item 7 of our audited consolidated financial statements for the year ended June 30, 2025 included in our Annual Report on Form 10-K filed with the SEC on August 6, 2025.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2025, our principal source of liquidity was $165.2 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. During fiscal 2025, we borrowed $325.0 million under this credit facility to fund the October 2024 acquisition of Airbase Inc. We had $81.3 million in outstanding borrowings under this credit facility at September 30, 2025, as we repaid $162.5 million in the second half of fiscal 2025 and an additional $81.3 million during the first quarter of fiscal 2026. Refer to Notes 4 and 8 of the Notes to the Unaudited Consolidated Financial Statements for additional details on the Airbase acquisition and credit agreement, respectively.
In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). In July 2025, our board of directors approved a $500.0 million increase to the Repurchase Program. The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During the three months ended September 30, 2025, we repurchased an aggregate of 1.2 million shares for approximately $200.0 million at an average cost per share of $173.30 under the Repurchase Program. As of September 30, 2025, approximately $500.4 million remains authorized for repurchases under the Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of September 30, 2025, we did not have any corporate investments classified as available-for-sale securities.
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

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2024	2025
Net cash provided by operating activities	$91,455	$86,456
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,174)	(30,456)
Proceeds from sales and maturities of available-for-sale securities	25,022	32,358
Capitalized internal-use software costs	(15,210)	(15,460)
Purchases of property and equipment	(2,328)	(3,797)
Other investing activities	(638)	(338)
Net cash used in investing activities	(13,328)	(17,693)
Cash flows from financing activities:
Net change in client fund obligations	(621,746)	70,293
Borrowings under credit facility	325,000	—
Repayment of credit facility	—	(81,250)
Repurchases of common shares	—	(200,000)
Taxes paid related to net share settlement of equity awards	(21,536)	(18,723)
Other financing activities	(11)	(12)
Net cash used in financing activities	(318,293)	(229,692)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(240,166)	$(160,929)
Operating Activities
Net cash provided by operating activities was $91.5 million and $86.5 million for the three months ended September 30, 2024 and 2025, respectively. The change in net cash provided by operating activities from the three months ended September 30, 2024 to the three months ended September 30, 2025 was primarily due to changes in operating assets and liabilities, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Investing Activities
Net cash used in investing activities was $13.3 million and $17.7 million for the three months ended September 30, 2024 and 2025, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to a $10.3 million increase in purchases of available-for-sale securities, partially offset by a $7.3 million increase in proceeds from the sales and maturities of available-for-sale securities during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Financing Activities
Net cash used in financing activities was $318.3 million and $229.7 million for the three months ended September 30, 2024 and 2025, respectively. The change in net cash used in financing activities was primarily due to an increase in the net change in client fund obligations of $692.0 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities. This was partially offset by $325.0 million in borrowings under our credit facility during the three months ended September 30, 2024, and $200.0 million in share repurchases and $81.3 million repayment of amounts borrowed on our credit facility during the three months ended September 30, 2025.

Contractual Obligations and Commitments
At September 30, 2025, our principal commitments consisted of $81.3 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $63.2 million in operating lease obligations, of which $10.4 million is due in the next twelve months. We also had $84.6 million in purchase obligations, of which $55.2 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $2.3 million and $3.8 million for the three months ended September 30, 2024 and 2025, respectively, exclusive of capitalized internal-use software costs of $15.2 million and $15.5 million for the same periods, respectively.
New Accounting Pronouncements
Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures including risks relating to changes in the general economic conditions in the United States. Refer to “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on August 6, 2025 for risks related to our business.
We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents of $165.2 million and funds held for clients of $2,775.6 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $12.0 million as of September 30, 2025. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $11.6 million as of September 30, 2025. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of September 30, 2025, we had $81.3 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 6, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Sales of Unregistered Securities
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
The following describes the Company’s purchases of its common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	212,487	$183.20	212,487	$661,434,481
August 1, 2025 - August 31, 2025	284,556	$178.52	284,556	$610,636,518
September 1, 2025 - September 30, 2025	657,029	$167.84	657,029	$500,362,644
Total	1,154,072		1,154,072
(1)    The average price paid per share excludes excise taxes payable on shares repurchased.
(2)    On April 30, 2024, our board of directors approved a share repurchase program (the “Repurchase Program”) under which we are authorized to purchase (in the aggregate) up to $500 million of our issued and outstanding common stock at such times and prices that management deems to be appropriate. In July 2025, our board of directors approved a $500 million increase to the Repurchase Program.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, the following directors and/or officers (as defined in Rule 16a-1(f)) adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold(1)	Duration(2)	Adoption Date	Expiration Date
Steven R. Beauchamp Executive Chairman	225,000(3)(4)	January 15, 2026 - November 30, 2026	August 19, 2025	November 30, 2026
Andrew Cappotelli Senior Vice President Operations	Up to 9,210	November 26, 2025 - September 8, 2026	August 27, 2025	September 8, 2026
Ryan Glenn Chief Financial Officer	Up to 19,225(4)	February 19, 2026 - November 20, 2026	September 5, 2025	November 20, 2026
Joshua Scutt Senior Vice President Sales	Up to 18,433(4)	December 10, 2025 - August 21, 2026	September 10, 2025	August 21, 2026

(1)    Includes shares subject to certain outstanding equity awards with time- and/or performance-based vesting conditions. For shares subject to performance-based vesting conditions, the number of shares included in the table above assumes the target achievement of the performance-based conditions. Additionally, for both time- and performance-based vesting awards, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
(2)    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(3)    Mr. Beauchamp’s Rule 10b5-1 trading arrangement includes 165,000 shares held directly by Mr. Beauchamp and 60,000 shares to be sold by the IRIE Family Trust where Mr. Beauchamp's spouse is the trustee.
(4)    The number of shares that will be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2025.

Item 6. Exhibits

Exhibit Nos.	Description

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

3.2	Third Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

10.1*	Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.

10.2*	Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement (for California Participants Executive and Board) under 2023 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	November 5, 2025	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 5, 2025	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)