Form 10-Q
period 2025-12-31
Paylocity Holding Corp
filed 2026-02-06
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,876,692 shares of Common Stock, $0.001 par value per share, as of January 30, 2026.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended December 31, 2025

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2025	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$398,070	$162,495
Accounts receivable, net	41,642	44,014
Deferred contract costs	117,177	124,651
Prepaid expenses and other	50,943	52,541
Total current assets before funds held for clients	607,832	383,701
Funds held for clients	2,704,137	5,510,227
Total current assets	3,311,969	5,893,928
Capitalized internal-use software, net	132,317	134,617
Property and equipment, net	54,210	54,379
Operating lease right-of-use assets	35,997	33,865
Intangible assets, net	92,671	82,235
Goodwill	343,100	343,158
Long-term deferred contract costs	393,671	409,005
Long‑term prepaid expenses and other	7,739	7,401
Deferred income tax assets	17,754	14,196
Total assets	$4,389,428	$6,972,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,347	$7,299
Accrued expenses	193,081	171,573
Total current liabilities before client fund obligations	210,428	178,872
Client fund obligations	2,694,842	5,499,182
Total current liabilities	2,905,270	5,678,054
Long-term debt	162,500	81,250
Long-term operating lease liabilities	46,772	44,042
Other long-term liabilities	8,580	8,713
Deferred income tax liabilities	32,559	62,410
Total liabilities	$3,155,681	$5,874,469
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2025	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2025 and December 31, 2025; 55,366 shares issued and outstanding at June 30, 2025 and 53,873 shares issued and outstanding at December 31, 2025	55	54
Additional paid-in capital	327,518	93,148
Retained earnings	900,583	998,771
Accumulated other comprehensive income	5,591	6,342
Total stockholders' equity	$1,233,747	$1,098,315
Total liabilities and stockholders’ equity	$4,389,428	$6,972,784

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Revenues:
Recurring and other revenue	$347,714	$386,980	$680,819	$765,838
Interest income on funds held for clients	29,266	29,154	59,117	58,468
Total revenues	376,980	416,134	739,936	824,306
Cost of revenues	124,545	133,996	239,505	262,376
Gross profit	252,435	282,138	500,431	561,930
Operating expenses:
Sales and marketing	93,133	98,078	181,564	194,446
Research and development	56,155	57,739	103,415	113,346
General and administrative	56,524	55,940	104,685	109,546
Total operating expenses	205,812	211,757	389,664	417,338
Operating income	46,623	70,381	110,767	144,592
Other income (expense)	193	(204)	4,935	498
Income before income taxes	46,816	70,177	115,702	145,090
Income tax expense	9,351	19,980	28,664	46,902
Net income	$37,465	$50,197	$87,038	$98,188
Other comprehensive income (loss), net of tax	(5,658)	72	1,153	751
Comprehensive income	$31,807	$50,269	$88,191	$98,939

Net income per share:
Basic	$0.67	$0.93	$1.56	$1.80
Diluted	$0.66	$0.92	$1.54	$1.77

Weighted-average shares used in computing net income per share:
Basic	55,826	54,086	55,733	54,550
Diluted	56,740	54,773	56,536	55,342
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2024	55,738	$56	$376,952	$723,029	$5,875	$1,105,912
Stock-based compensation	—	—	47,967	—	—	47,967
Stock options exercised	53	—	1,870	—	—	1,870
Issuance of common stock upon vesting of equity awards	150	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72	—	10,561	—	—	10,561
Net settlement for taxes and/or exercise price related to equity awards	(85)	—	(17,339)	—	—	(17,339)
Repurchases of common shares	(44)	—	(8,638)	—	—	(8,638)
Unrealized losses on securities, net of tax	—	—	—	—	(4,886)	(4,886)
Other	—	—	—	—	(772)	(772)
Net income	—	—	—	37,465	—	37,465
Balances at December 31, 2024	55,884	$56	$411,373	$760,494	$217	$1,172,140

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at September 30, 2025	54,376	$54	$148,581	$948,574	$6,270	$1,103,479
Stock-based compensation	—	—	45,642	—	—	45,642
Issuance of common stock upon vesting of equity awards	178	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	76	—	9,534	—	—	9,534
Net settlement for taxes related to equity awards	(67)	—	(9,886)	—	—	(9,886)
Repurchases of common shares	(690)	—	(100,723)	—	—	(100,723)
Unrealized gains on securities, net of tax	—	—	—	—	105	105
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Net income	—	—	—	50,197	—	50,197
Balances at December 31, 2025	53,873	$54	$93,148	$998,771	$6,342	$1,098,315

	Six Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	85,967	—	—	85,967
Stock options exercised	167	—	4,692	—	—	4,692
Issuance of common stock upon vesting of equity awards	423	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72	—	10,561	—	—	10,561
Net settlement for taxes and/or exercise price related to equity awards	(248)	—	(41,697)	—	—	(41,697)
Repurchases of common shares	(44)	—	(8,638)	—	—	(8,638)
Unrealized gains on securities, net of tax	—	—	—	—	1,925	1,925
Other	—	—	—	—	(772)	(772)
Net income	—	—	—	87,038	—	87,038
Balances at December 31, 2024	55,884	$56	$411,373	$760,494	$217	$1,172,140

	Six Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	55,366	$55	$327,518	$900,583	$5,591	$1,233,747
Stock-based compensation	—	—	87,143	—	—	87,143
Issuance of common stock upon vesting of equity awards	451	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	76	—	9,534	—	—	9,534
Net settlement for taxes related to equity awards	(176)	—	(28,609)	—	—	(28,609)
Repurchases of common shares	(1,844)	(1)	(302,438)	—	—	(302,439)
Unrealized gains on securities, net of tax	—	—	—	—	838	838
Foreign currency translation adjustments	—	—	—	—	(87)	(87)
Net income	—	—	—	98,188	—	98,188
Balances at December 31, 2025	53,873	$54	$93,148	$998,771	$6,342	$1,098,315
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended December 31,
	2024	2025
Cash flows from operating activities:
Net income	$87,038	$98,188
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	77,206	80,090
Depreciation and amortization expense	47,212	55,256
Deferred income tax expense (benefit)	(126)	33,056
Provision for credit losses	617	939
Net accretion of discounts on available-for-sale securities	(1,277)	(818)
Other	577	550
Changes in operating assets and liabilities:
Accounts receivable	(4,144)	(3,304)
Deferred contract costs	(25,861)	(22,445)
Prepaid expenses and other	(20,266)	(2,558)
Accounts payable	(4,327)	(10,059)
Accrued expenses and other	(10,993)	(25,440)
Net cash provided by operating activities	145,656	203,455
Cash flows from investing activities:
Purchases of available-for-sale securities	(66,122)	(115,334)
Proceeds from sales and maturities of available-for-sale securities	80,018	126,413
Capitalized internal-use software costs	(29,597)	(31,400)
Purchases of property and equipment	(5,313)	(7,160)
Acquisitions of businesses, net of cash and funds held for clients acquired	(278,001)	—
Other investing activities	(1,951)	(7)
Net cash used in investing activities	(300,966)	(27,488)
Cash flows from financing activities:
Net change in client fund obligations	545,384	2,804,340
Borrowings under credit facility	325,000	—
Repayment of credit facility	—	(81,250)
Repurchases of common shares	(8,395)	(300,000)
Proceeds from employee stock purchase plan	10,561	9,534
Taxes paid related to net share settlement of equity awards	(37,005)	(28,609)
Other financing activities	(20)	(339)
Net cash provided by financing activities	835,525	2,403,676
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	680,215	2,579,643
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,845,669	2,482,526
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$3,525,884	$5,062,169
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$471	$2,941
Liabilities assumed for acquisitions	$55,730	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,179	$3,451
Cash paid for income taxes	$45,968	$15,330
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$482,364	$162,495
Funds held for clients' cash and cash equivalents	3,043,520	4,899,674
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$3,525,884	$5,062,169
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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K.
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

Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Recurring fees	$331,900	$370,083	$651,214	$734,381
Implementation services and other	15,814	16,897	29,605	31,457
Total revenues from contracts	$347,714	$386,980	$680,819	$765,838
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Balance at beginning of the period	$25,397	$29,918	$24,883	$28,306
Deferral of revenue	13,878	14,368	25,152	26,779
Revenue recognized	(10,642)	(11,030)	(21,402)	(21,829)
Balance at end of the period	$28,633	$33,256	$28,633	$33,256
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances as follows: $19,618 in fiscal 2026, $10,965 in fiscal 2027 and $2,673 in fiscal 2028 and thereafter.
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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended December 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$255,023	$19,122	$(14,979)	$259,166
Costs to fulfill a contract	204,549	20,939	(11,583)	213,905
Total	$459,572	$40,061	$(26,562)	$473,071

	Three Months Ended December 31, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$287,437	$24,553	$(17,553)	$294,437
Costs to fulfill a contract	234,031	19,270	(14,082)	239,219
Total	$521,468	$43,823	$(31,635)	$533,656

	Six Months Ended December 31, 2024
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$38,534	$(29,504)	$259,166
Costs to fulfill a contract	195,726	40,606	(22,427)	213,905
Total	$445,862	$79,140	$(51,931)	$473,071

	Six Months Ended December 31, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$282,090	$46,893	$(34,546)	$294,437
Costs to fulfill a contract	228,758	38,140	(27,679)	239,219
Total	$510,848	$85,033	$(62,225)	$533,656
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $166,139 as of December 31, 2025, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

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

The allocation of the purchase price for Airbase was as follows, which reflects certain immaterial measurement period adjustments recorded before the measurement period closed on September 30, 2025:

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
The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the transaction. The goodwill related to this transaction is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings and is not deductible for income tax purposes. Direct costs related to the acquisition were not material and were expensed as incurred as General and administrative expense in the Unaudited Consolidated Statements of Operations and Comprehensive Income. Pro forma financial information was immaterial for both the three and six months ended December 31, 2024.

(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2025	$2,837
Charged to expense	939
Write-offs	(884)
Balance at December 31, 2025	$2,892
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2025	December 31, 2025
Capitalized internal-use software	$400,122	$437,390
Accumulated amortization	(267,805)	(302,773)
Capitalized internal-use software, net	$132,317	$134,617
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $14,833 and $17,718 for the three months ended December 31, 2024 and 2025, respectively, and $28,610 and $34,968 for the six months ended December 31, 2024 and 2025, respectively.

The major classes of property and equipment, net were as follows:

	June 30, 2025	December 31, 2025
Office equipment	$2,779	$2,779
Computer equipment	67,372	68,337
Furniture and fixtures	13,317	14,112
Software	12,793	13,239
Leasehold improvements	50,747	52,758
Time clocks rented by clients	10,913	11,690
Total	157,921	162,915
Accumulated depreciation	(103,711)	(108,536)
Property and equipment, net	$54,210	$54,379
Depreciation expense amounted to $5,149 and $4,910 for the three months ended December 31, 2024 and 2025, respectively, and $10,377 and $9,852 for the six months ended December 31, 2024 and 2025, respectively.
The following table summarizes changes in goodwill during the six months ended December 31, 2025:

Balance at June 30, 2025	$343,100
Measurement period adjustments	58
Balance at December 31, 2025	$343,158
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2025	December 31, 2025	Weighted average useful life (years)
Proprietary technology	$122,529	$122,529	6.6
Client relationships	26,000	26,000	7.4
Non-solicitation agreements	4,000	4,000	3.7
Trade names	3,740	3,740	5.0
Total	156,269	156,269
Accumulated amortization	(63,598)	(74,034)
Intangible assets, net	$92,671	$82,235
Amortization expense for acquired intangible assets was $5,678 and $5,175 for the three months ended December 31, 2024 and 2025, respectively, and $8,225 and $10,436 for the six months ended December 31, 2024 and 2025, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of December 31, 2025 is as follows:

Remainder of fiscal 2026	$10,196
Fiscal 2027	18,256
Fiscal 2028	16,391
Fiscal 2029	12,925
Fiscal 2030	11,038
Thereafter	13,429
Total	$82,235

The components of accrued expenses were as follows:

	June 30, 2025	December 31, 2025
Accrued payroll and personnel costs	$106,808	$81,492
Operating lease liabilities	8,621	8,185
Deferred revenue	35,721	43,423
Other	41,931	38,473
Total accrued expenses	$193,081	$171,573
(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$398,070	$—	$—	$398,070
Funds held for clients' cash and cash equivalents	2,084,456	—	—	2,084,456
Available-for-sale securities:
Corporate bonds	372,171	6,497	(76)	378,592
Asset-backed securities	51,709	476	(7)	52,178
Certificates of deposit	61,681	9	(3)	61,687
U.S. treasury securities	84,889	402	(27)	85,264
Commercial paper	17,273	—	(1)	17,272
Other	24,378	310	—	24,688
Total available-for-sale securities	612,101	7,694	(114)	619,681
Total investments	$3,094,627	$7,694	$(114)	$3,102,207

	December 31, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$162,495	$—	$—	$162,495
Funds held for clients' cash and cash equivalents	4,899,672	2	—	4,899,674
Available-for-sale securities:
Corporate bonds	427,850	7,293	(54)	435,089
Asset-backed securities	62,023	506	—	62,529
Certificates of deposit	22,010	6	—	22,016
U.S. treasury securities	48,792	502	—	49,294
Other	41,165	473	(13)	41,625
Total available-for-sale securities	601,840	8,780	(67)	610,553
Total investments	$5,664,007	$8,782	$(67)	$5,672,722
All available-for-sale securities were included in Funds held for clients at June 30, 2025 and December 31, 2025.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts, money market funds and commercial paper at June 30, 2025 and December 31, 2025.

Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2025	December 31, 2025
Cash and cash equivalents	$398,070	$162,495
Funds held for clients	2,704,137	5,510,227
Total investments	$3,102,207	$5,672,722
Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2025 and December 31, 2025 had fair market value as follows:

	June 30, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(9)	$10,002	$(67)	$8,279	$(76)	$18,281
Asset-backed securities	(4)	4,154	(3)	2,948	(7)	7,102
Certificates of deposit	(3)	19,468	—	—	(3)	19,468
U.S. treasury securities	(25)	37,581	(2)	998	(27)	38,579
Commercial paper	(1)	17,272	—	—	(1)	17,272
Total available-for-sale securities	$(42)	$88,477	$(72)	$12,225	$(114)	$100,702

	December 31, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(24)	$10,078	$(30)	$1,929	$(54)	$12,007
Other	(13)	6,625	—	—	(13)	6,625
Total available-for-sale securities	$(37)	$16,703	$(30)	$1,929	$(67)	$18,632
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or six months ended December 31, 2024 or 2025. All securities in the Company’s portfolio held an A-1 rating or better as of December 31, 2025.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or six months ended December 31, 2024 or 2025. There were no realized gains or losses on the sale of available-for-sale securities for the three or six months ended December 31, 2024 or 2025.

Expected maturities of available-for-sale securities at December 31, 2025 were as follows:

	Amortized cost	Fair value
One year or less	$138,581	$139,185
One year to two years	80,269	80,974
Two years to three years	115,109	117,407
Three years to five years	257,266	262,096
Five years and thereafter	10,615	10,891
Total available-for-sale securities	$601,840	$610,553
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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs and borrowings on its credit facility using Level 2 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2025 and December 31, 2025 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2025 or December 31, 2025.

The fair value levels for the Company’s cash and cash equivalents and available-for-sale securities were as follows:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$398,070	$398,070	$—	$—
Funds held for clients' cash and cash equivalents	2,084,456	2,084,456	—	—
Available-for-sale securities:
Corporate bonds	378,592	—	378,592	—
Asset-backed securities	52,178	—	52,178	—
Certificates of deposit	61,687	—	61,687	—
U.S. treasury securities	85,264	—	85,264	—
Commercial paper	17,272	—	17,272	—
Other	24,688	—	24,688	—
Total available-for-sale securities	619,681	—	619,681	—
Total investments	$3,102,207	$2,482,526	$619,681	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$162,495	$162,495	$—	$—
Funds held for clients' cash and cash equivalents	4,899,674	4,895,880	3,794	—
Available-for-sale securities:
Corporate bonds	435,089	—	435,089	—
Asset-backed securities	62,529	—	62,529	—
Certificates of deposit	22,016	—	22,016	—
U.S. treasury securities	49,294	—	49,294	—
Other	41,625	—	41,625	—
Total available-for-sale securities	610,553	—	610,553	—
Total investments	$5,672,722	$5,058,375	$614,347	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis using Level 3 inputs.

(8) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any outstanding borrowings will mature and be payable upon expiration. During fiscal 2025, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, of which it repaid $162,500 in the second half of fiscal 2025. The Company repaid an additional $81,250 during the six months ended December 31, 2025. As a result, $81,250 remained outstanding at December 31, 2025. Refer to Note 4 for further details on the Company's acquisition of Airbase Inc.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of December 31, 2025, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
The Company maintained a 2014 Equity Incentive Plan (the “2014 Plan”) and continues to maintain a 2023 Equity Incentive Plan (the “2023 Plan”), which was amended and restated in December 2025 to increase the number of shares available for issuance by 444 shares and remove certain share recycling provisions for stock options and stock appreciation rights. The 2023 Plan serves as the successor to the 2014 Plan and permits the granting of restricted stock units ("RSUs"), performance stock units ("PSUs"), market stock units ("MSUs") and other equity incentives at the discretion of the compensation committee of the Company’s board of directors ("Committee"). No new awards have been nor will be issued under the 2014 Plan since the effective date of the 2023 Plan. Outstanding awards under the 2014 Plan continue to be subject to the terms and conditions of the 2014 Plan.
As of December 31, 2025, the Company had 1,544 shares available for future grant under the 2023 Plan, and 1,907 shares were subject to outstanding awards. Generally, the Company issues previously unissued shares for the vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
Stock-based compensation expense related to RSUs, PSUs, MSUs and the Company's Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Cost of revenues	$5,750	$5,072	$10,246	$9,239
Sales and marketing	10,457	9,866	19,798	18,658
Research and development	11,412	9,933	20,905	18,943
General and administrative	16,047	17,373	26,257	33,250
Total stock-based compensation expense	$43,666	$42,244	$77,206	$80,090
In addition, the Company capitalized $3,623 and $3,231 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended December 31, 2024 and 2025, respectively, and $7,454 and $6,147 for the six months ended December 31, 2024 and 2025, respectively.
The Company grants RSUs under the 2023 Plan with terms determined at the discretion of the Committee. RSUs are time-based awards that generally vest over four years following the grant date.

The following table represents RSU activity during the six months ended December 31, 2025:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2025	1,361	$187.32
RSUs granted	809	$171.49
RSUs vested	(390)	$205.48
RSUs forfeited	(89)	$178.14
RSU balance at December 31, 2025	1,691	$176.04
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.
The following table represents PSU activity during the six months ended December 31, 2025:

	Units	Weighted average grant date fair value
PSU balance at July 1, 2025	55	$155.95
PSUs granted	70	$170.07
PSUs vested	(36)	$155.95
PSU balance at December 31, 2025	89	$167.02
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
The following table represents MSU activity during the six months ended December 31, 2025:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2025	167	$311.38
MSUs granted	31	$224.22
MSUs vested	(25)	$391.85
MSUs forfeited	(46)	$391.85
MSU balance at December 31, 2025	127	$244.20
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Six Months Ended December 31,
	2024	2025
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.4%	37.7%
Expected term (years)	3.04	3.04
Risk‑free interest rate	3.86%	3.70%

At December 31, 2025, there was $161,808 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.8 years.
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
The Company's effective tax rate was 20.0% and 28.5% for the three months ended December 31, 2024 and 2025, respectively. The Company's effective tax rate for the three months ended December 31, 2024 was lower than the federal statutory rate of 21% primarily due to the excess tax benefit from stock-based compensation. The Company's effective tax rate for the three months ended December 31, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized and state and local income taxes.

The Company's effective tax rate was 24.8% and 32.3% for the six months ended December 31, 2024 and 2025, respectively. The Company's effective tax rate for the six months ended December 31, 2024 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. The Company's effective tax rate for the six months ended December 31, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase to the valuation allowance as explained below.
On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The most significant provision applicable to the Company relates to accelerated tax deductions for qualified property and research expenditures. As a result of this provision, deferred tax assets and liabilities and income tax payables and receivables were impacted starting in fiscal 2026 and the Company expects cash tax benefits due to lower cash tax payments throughout fiscal 2026. Furthermore, the Company evaluated the impacts of the Act on certain state tax attributes and determined that a valuation allowance was needed to reflect the realizability of those assets based on current federal and state law as of December 31, 2025.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Numerator:
Net income	$37,465	$50,197	$87,038	$98,188

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,826	54,086	55,733	54,550
Weighted-average effect of potentially dilutive shares:
Employee stock options, RSUs, PSUs and MSUs	914	687	803	792
Diluted	56,740	54,773	56,536	55,342

Net income per share:
Basic	$0.67	$0.93	$1.56	$1.80
Diluted	$0.66	$0.92	$1.54	$1.77
The following table summarizes the outstanding restricted stock units, performance stock units and market stock units as of December 31, 2024 and 2025 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
RSUs	5	3	13	7
PSUs	—	37	—	—
MSUs	59	14	61	14
Total	64	54	74	21
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

The following table presents the Company’s revenue, significant expenses and other segment items as included in consolidated net income:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Revenue	$376,980	$416,134	$739,936	$824,306
Adjusted cost of revenue	(98,738)	(106,598)	(193,012)	(208,105)
Adjusted sales and marketing	(81,950)	(87,778)	(160,520)	(174,834)
Adjusted research and development	(43,404)	(47,392)	(80,232)	(92,526)
Adjusted general and administrative	(36,910)	(37,556)	(71,538)	(73,621)
Other income (expense)	193	(204)	4,935	498
Income tax expense	(9,351)	(19,980)	(28,664)	(46,902)
Other segment items	(69,355)	(66,429)	(123,867)	(130,628)
Net income	$37,465	$50,197	$87,038	$98,188
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

Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $377.0 million for the three months ended December 31, 2024 to $416.1 million for the three months ended December 31, 2025, representing a 10% year-over-year increase. Total revenues increased from $739.9 million for the six months ended December 31, 2024 to $824.3 million for the six months ended December 31, 2025, representing an 11% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025

($ in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$252,435	$282,138	$500,431	$561,930
Amortization of capitalized internal-use software costs	14,833	17,718	28,610	34,968
Amortization of certain acquired intangibles	4,749	4,519	6,813	9,120
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	6,007	5,294	10,930	9,841
Other items (1)	218	(133)	140	342
Adjusted Gross Profit	$278,242	$309,536	$546,924	$616,201

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025

($ in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$37,465	$50,197	$87,038	$98,188
Interest expense	4,846	1,215	5,246	3,570
Income tax expense	9,351	19,980	28,664	46,902
Depreciation and amortization expense	25,660	27,803	47,212	55,256
EBITDA	77,322	99,195	168,160	203,916
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	44,910	43,184	80,570	83,108
Other items (2)	3,934	352	6,462	2,116
Adjusted EBITDA	$126,166	$142,731	$255,192	$289,140
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 92% and 93% of our total revenues for the three months ended December 31, 2024 and 2025, respectively, and 92% and 93% of our total revenues for the six months ended December 31, 2024 and 2025, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $14.8 million and $17.7 million of capitalized internal-use software costs during the three months ended December 31, 2024 and 2025, respectively, and $28.6 million and $35.0 million of capitalized internal-use software costs for the six months ended December 31, 2024 and 2025, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and six months ended December 31, 2024 and 2025.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025

($ in thousands)
Capitalized portion of research and development	$17,253	$18,614	$36,550	$37,268
Expensed portion of research and development	56,155	57,739	103,415	113,346
Total research and development	$73,408	$76,353	$139,965	$150,614
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025

($ in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$347,714	$386,980	$680,819	$765,838
Interest income on funds held for clients	29,266	29,154	59,117	58,468
Total revenues	376,980	416,134	739,936	824,306
Cost of revenues	124,545	133,996	239,505	262,376
Gross profit	252,435	282,138	500,431	561,930
Operating expenses:
Sales and marketing	93,133	98,078	181,564	194,446
Research and development	56,155	57,739	103,415	113,346
General and administrative	56,524	55,940	104,685	109,546
Total operating expenses	205,812	211,757	389,664	417,338
Operating income	46,623	70,381	110,767	144,592
Other income (expense)	193	(204)	4,935	498
Income before income taxes	46,816	70,177	115,702	145,090
Income tax expense	9,351	19,980	28,664	46,902
Net income	$37,465	$50,197	$87,038	$98,188

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2025	2024	2025
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	92%	93%	92%	93%
Interest income on funds held for clients	8%	7%	8%	7%
Total revenues	100%	100%	100%	100%
Cost of revenues	33%	32%	32%	32%
Gross profit	67%	68%	68%	68%
Operating expenses:
Sales and marketing	25%	24%	25%	23%
Research and development	15%	14%	14%	14%
General and administrative	15%	13%	14%	13%
Total operating expenses	55%	51%	53%	50%
Operating income	12%	17%	15%	18%
Other income (expense)	0%	0%	1%	0%
Income before income taxes	12%	17%	16%	18%
Income tax expense	2%	5%	4%	6%
Net income	10%	12%	12%	12%
Comparison of Three Months Ended December 31, 2024 and 2025
Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2024	2025	$	%
Recurring and other revenue	$347,714	$386,980	$39,266	11%
Percentage of total revenues	92%	93%
Interest income on funds held for clients	$29,266	$29,154	$(112)	0%
Percentage of total revenues	8%	7%
Recurring and Other Revenue
Recurring and other revenue for the three months ended December 31, 2025 increased by $39.3 million, or 11%, to $387.0 million from $347.7 million for the three months ended December 31, 2024. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended December 31, 2025 was flat as compared to the three months ended December 31, 2024. Interest income on funds held for clients decreased slightly as the negative impact from lower interest rates was mostly offset by positive impact from higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended December 31,		Change
	2024	2025	$	%
Cost of revenues	$124,545	$133,996	$9,451	8%
Percentage of total revenues	33%	32%
Gross margin	67%	68%
Cost of revenues for the three months ended December 31, 2025 increased by $9.5 million, or 8%, to $134.0 million from $124.5 million for the three months ended December 31, 2024. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $5.9 million in additional employee-related costs, $2.9 million in additional amortization of internal-use software and $1.5 million in additional processing and delivery related costs. Gross margin increased from 67% for the three months ended December 31, 2024 to 68% for the three months ended December 31, 2025.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended December 31,		Change
	2024	2025	$	%
Sales and marketing	$93,133	$98,078	$4,945	5%
Percentage of total revenues	25%	24%
Sales and marketing expenses for the three months ended December 31, 2025 increased by $4.9 million, or 5%, to $98.1 million from $93.1 million for the three months ended December 31, 2024. The increase in sales and marketing expense was primarily due to $4.9 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Three Months Ended December 31,		Change
	2024	2025	$	%
Research and development	$56,155	$57,739	$1,584	3%
Percentage of total revenues	15%	14%
Research and development expenses for the three months ended December 31, 2025 increased by $1.6 million, or 3%, to $57.7 million from $56.2 million for the three months ended December 31, 2024. The increase in research and development expenses was primarily due to $2.4 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs, partially offset by $1.5 million in lower stock-based compensation expense.
General and Administrative

	Three Months Ended December 31,		Change
	2024	2025	$	%
General and administrative	$56,524	$55,940	$(584)	(1)%
Percentage of total revenues	15%	13%
General and administrative expenses for the three months ended December 31, 2025 decreased by $0.6 million, or 1%, to $55.9 million from $56.5 million for the three months ended December 31, 2024. General and administrative expenses decreased primarily due to lower acquisition-related costs and other non-recurring items partially offset by an increase in stock-based compensation expense.
Other Income (Expense)
Other income (expense) for the three months ended December 31, 2025 decreased by $0.4 million as compared to the three months ended December 31, 2024. The change in other income was primarily due to a $3.9 million reduction in interest earned on our cash and cash equivalents from lower average balances, partially offset by a $3.6 million decrease in interest expense related to less borrowings under our revolving credit facility.
Income Taxes
Our effective tax rate was 20.0% and 28.5% for the three months ended December 31, 2024 and 2025, respectively. Our effective tax rate for the three months ended December 31, 2024 was lower than the federal statutory rate of 21% primarily due to excess tax benefit from stock-based compensation. Our effective tax rate for the three months ended December 31, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized and state and local income taxes.
Comparison of Six Months Ended December 31, 2024 and 2025
Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2024	2025	$	%
Recurring and other revenue	$680,819	$765,838	$85,019	12%
Percentage of total revenues	92%	93%
Interest income on funds held for clients	$59,117	$58,468	$(649)	(1)%
Percentage of total revenues	8%	7%
Recurring and Other Revenue
Recurring and other revenue for the six months ended December 31, 2025 increased by $85.0 million, or 12%, to $765.8 million from $680.8 million for the six months ended December 31, 2024. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the six months ended December 31, 2025 decreased by $0.6 million, or 1%, to $58.5 million from $59.1 million for the six months ended December 31, 2024. Interest income on funds held for clients decreased slightly, as the negative impact from lower interest rates was mostly offset by positive impact from higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Six Months Ended December 31,		Change
	2024	2025	$	%
Cost of revenues	$239,505	$262,376	$22,871	10%
Percentage of total revenues	32%	32%
Gross margin	68%	68%
Cost of revenues for the six months ended December 31, 2025 increased by $22.9 million, or 10%, to $262.4 million from $239.5 million for the six months ended December 31, 2024. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $12.3 million in additional employee-related costs, $6.3 million in additional amortization of internal-use software, $3.0 million in additional processing and delivery related costs and $2.3 million in additional amortization of certain intangible assets. Gross margin remained consistent at 68% for both the six months ended December 31, 2024 and 2025.
Operating Expenses
($ in thousands)
Sales and Marketing

	Six Months Ended December 31,		Change
	2024	2025	$	%
Sales and marketing	$181,564	$194,446	$12,882	7%
Percentage of total revenues	25%	23%
Sales and marketing expenses for the six months ended December 31, 2025 increased by $12.9 million, or 7%, to $194.4 million from $181.6 million for the six months ended December 31, 2024. The increase in sales and marketing expense was primarily due to $11.6 million of additional employee-related costs, including those incurred to expand our sales team.
Research and Development

	Six Months Ended December 31,		Change
	2024	2025	$	%
Research and development	$103,415	$113,346	$9,931	10%
Percentage of total revenues	14%	14%
Research and development expenses for the six months ended December 31, 2025 increased by $9.9 million, or 10%, to $113.3 million from $103.4 million for the six months ended December 31, 2024. The increase in research and development expenses was primarily due to $10.1 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs, partially offset by $2.0 million in lower stock-based compensation expense.
General and Administrative

	Six Months Ended December 31,		Change
	2024	2025	$	%
General and administrative	$104,685	$109,546	$4,861	5%
Percentage of total revenues	14%	13%
General and administrative expenses for the six months ended December 31, 2025 increased by $4.9 million, or 5%, to $109.5 million from $104.7 million for the six months ended December 31, 2024. General and administrative expenses increased primarily due to $7.0 million in additional stock-based compensation expense largely driven by executive award forfeitures during the six months ended December 31, 2024 and $3.6 million in additional employee-related costs during the six months ended December 31, 2025, partially offset by a decrease in acquisition-related costs and other non-recurring items.
Other Income (Expense)
Other income for the six months ended December 31, 2025 decreased by $4.4 million as compared to the six months ended December 31, 2024. The change in other income was primarily due to $5.9 million reduction in interest earned on our cash and cash equivalents from lower average balances, partially offset by a $1.7 million decrease in interest expense related to less borrowings under our revolving credit facility.
Income Taxes
Our effective tax rate was 24.8% and 32.3% for the six months ended December 31, 2024 and 2025, respectively. Our effective tax rate for the six months ended December 31, 2024 was higher than the federal statutory rate of 21%

primarily due to state and local income taxes. Our effective tax rate for the six months ended December 31, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase to the valuation allowance as explained below.
On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The most significant provision applicable to us relates to accelerated tax deductions for qualified property and research expenditures. As a result of this provision, deferred tax assets and liabilities and income tax payables and receivables were impacted starting in fiscal 2026 and we expect cash tax benefits due to lower cash tax payments throughout fiscal 2026. Furthermore, we evaluated the impacts of the Act on certain state tax attributes and determined that a valuation allowance was needed to reflect the realizability of those assets based on current federal and state law as of December 31, 2025.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of December 31, 2025, our principal source of liquidity was $162.5 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. During fiscal 2025, we borrowed $325.0 million under this credit facility to fund the October 2024 acquisition of Airbase Inc. We had $81.3 million in outstanding borrowings under this credit facility at December 31, 2025, as we repaid $162.5 million in the second half of fiscal 2025 and an additional $81.3 million during the first half of fiscal 2026. Refer to Notes 4 and 8 of the Notes to the Unaudited Consolidated Financial Statements for additional details on the Airbase acquisition and credit agreement, respectively.
In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). In July 2025, our board of directors approved a $500.0 million increase to the Repurchase Program. The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During the six months ended December 31, 2025, we repurchased an aggregate of 1.8 million shares for approximately $300.0 million at an average cost per share of $162.66 under the Repurchase Program.

As of December 31, 2025, approximately $400.4 million remains authorized for repurchases under the Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of December 31, 2025, we did not have any corporate investments classified as available-for-sale securities.
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

The following table sets forth data regarding cash flows for the periods indicated:

	Six Months Ended December 31,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$145,656	$203,455
Cash flows from investing activities:
Purchases of available-for-sale securities	(66,122)	(115,334)
Proceeds from sales and maturities of available-for-sale securities	80,018	126,413
Capitalized internal-use software costs	(29,597)	(31,400)
Purchases of property and equipment	(5,313)	(7,160)
Acquisitions of businesses, net of cash and funds held for clients acquired	(278,001)	—
Other investing activities	(1,951)	(7)
Net cash used in investing activities	(300,966)	(27,488)
Cash flows from financing activities:
Net change in client fund obligations	545,384	2,804,340
Borrowings under credit facility	325,000	—
Repayment of credit facility	—	(81,250)
Repurchases of common shares	(8,395)	(300,000)
Proceeds from employee stock purchase plan	10,561	9,534
Taxes paid related to net share settlement of equity awards	(37,005)	(28,609)
Other financing activities	(20)	(339)
Net cash provided by financing activities	835,525	2,403,676
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$680,215	$2,579,643
Operating Activities
Net cash provided by operating activities was $145.7 million and $203.5 million for the six months ended December 31, 2024 and 2025, respectively. The change in net cash provided by operating activities from the six months ended December 31, 2024 to the six months ended December 31, 2025 was primarily driven by improved operating results after adjusting for non-cash items, including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) and lower income tax payments resulting from the provisions of the One Big Beautiful Bill Act, partially offset by changes in operating assets and liabilities over the same period.
Investing Activities
Net cash used in investing activities was $301.0 million and $27.5 million for the six months ended December 31, 2024 and 2025, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $278.0 million paid for the acquisition of Airbase Inc., net of cash and funds held for clients acquired during the six months ended December 31, 2024. The change was also due to a $46.4 million increase in proceeds from the sales and maturities of available-for-sale securities, partially offset by a $49.2 million increase in purchases of available-for-sale securities during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024.
Financing Activities
Net cash provided by financing activities was $835.5 million and $2,403.7 million for the six months ended December 31, 2024 and 2025, respectively. The change in net cash provided by financing activities was primarily due to the net change in client fund obligations of $2,259.0 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities. This was partially offset by $325.0 million in borrowings under our credit facility during the six months ended December 31, 2024 and $291.6 million in additional share repurchases and $81.3 million repayment of amounts borrowed on our credit facility during the six months ended December 31, 2025.
Contractual Obligations and Commitments
At December 31, 2025, our principal commitments consisted of $81.3 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $60.5 million in operating lease obligations, of which $10.5 million is due in the next twelve months. We also had $143.2 million in purchase obligations, of which $73.8 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $5.3 million and $7.2 million for the six months ended December 31, 2024 and 2025, respectively, exclusive of capitalized internal-use software costs of $29.6 million and $31.4 million for the same periods, respectively.
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
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $162.5 million and funds held for clients of $5,510.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $12.6 million as of December 31, 2025. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $13.0 million as of

December 31, 2025. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of December 31, 2025, we had $81.3 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
The following describes the Company’s purchases of its common stock during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 - October 31, 2025	—	—	—	$500,362,644
November 1, 2025 - November 30, 2025	690,309	$144.86	690,309	$400,362,721
December 1, 2025 - December 31, 2025	—	—	—	$400,362,721
Total	690,309		690,309
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, the following directors and/or officers (as defined in Rule 16a-1(f)) adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold	Duration(1)	Adoption Date	Expiration Date
Nicholas Rost Vice President Chief Accounting Officer and Treasurer	Up to 2,181(2)	February 24, 2026 - August 21, 2026	November 25, 2025	August 21, 2026
Steven I. Sarowitz Director	540,000(3)	March 18, 2026 - December 31, 2026	December 15, 2025	December 31, 2026

(1)    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(2)    Includes shares subject to certain outstanding equity awards with time-based vesting conditions. Additionally, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
(3)    The number of shares that will be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.
No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2025.

Item 6. Exhibits

Exhibit Nos.	Description

3.1	Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

3.2	Third Amended and Restated Bylaws of Paylocity Holding Corporation (filed as Exhibit 3.2 of Paylocity Holding Corporation’s Current Report on Form 8-K on December 4, 2023 (File No. 001-36348)).

10.1	Amended and Restated 2023 Equity Incentive Plan (filed as Exhibit 10.1 of Paylocity Holding Corporation's Current Report on Form 8-K on December 5, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-4 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	February 6, 2026	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	February 6, 2026	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)