Form 10-Q
period 2026-03-31
Paylocity Holding Corp
filed 2026-05-08
CIK 1591698

e

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,544,058 shares of Common Stock, $0.001 par value per share, as of May 1, 2026.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2025	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$398,070	$299,728
Accounts receivable, net	41,642	48,368
Deferred contract costs	117,177	128,478
Prepaid expenses and other	50,943	43,298
Total current assets before funds held for clients	607,832	519,872
Funds held for clients	2,704,137	3,838,468
Total current assets	3,311,969	4,358,340
Capitalized internal-use software, net	132,317	139,972
Property and equipment, net	54,210	56,757
Operating lease right-of-use assets	35,997	34,919
Intangible assets, net	92,671	77,137
Goodwill	343,100	343,158
Long-term deferred contract costs	393,671	413,589
Long‑term prepaid expenses and other	7,739	8,586
Deferred income tax assets	17,754	11,917
Total assets	$4,389,428	$5,444,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,347	$12,260
Accrued expenses	193,081	191,606
Total current liabilities before client fund obligations	210,428	203,866
Client fund obligations	2,694,842	3,833,941
Total current liabilities	2,905,270	4,037,807
Long-term debt	162,500	81,250
Long-term operating lease liabilities	46,772	43,939
Other long-term liabilities	8,580	12,402
Deferred income tax liabilities	32,559	88,243
Total liabilities	$3,155,681	$4,263,641
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2025 and March 31, 2026	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2025 and March 31, 2026; 55,366 shares issued and outstanding at June 30, 2025 and 53,537 shares issued and outstanding at March 31, 2026	55	54
Additional paid-in capital	327,518	69,445
Retained earnings	900,583	1,110,021
Accumulated other comprehensive income	5,591	1,214
Total stockholders' equity	$1,233,747	$1,180,734
Total liabilities and stockholders’ equity	$4,389,428	$5,444,375

See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Revenues:
Recurring and other revenue	$421,096	$469,930	$1,101,915	$1,235,768
Interest income on funds held for clients	33,452	32,356	92,569	90,824
Total revenues	454,548	502,286	1,194,484	1,326,592
Cost of revenues	129,853	139,098	369,358	401,474
Gross profit	324,695	363,188	825,126	925,118
Operating expenses:
Sales and marketing	91,774	95,732	273,338	290,178
Research and development	51,396	52,515	154,811	165,861
General and administrative	54,495	57,962	159,180	167,508
Total operating expenses	197,665	206,209	587,329	623,547
Operating income	127,030	156,979	237,797	301,571
Other income (expense)	(468)	59	4,467	557
Income before income taxes	126,562	157,038	242,264	302,128
Income tax expense	35,079	45,788	63,743	92,690
Net income	$91,483	$111,250	$178,521	$209,438
Other comprehensive income (loss), net of tax	3,492	(5,128)	4,645	(4,377)
Comprehensive income	$94,975	$106,122	$183,166	$205,061

Net income per share:
Basic	$1.64	$2.07	$3.20	$3.86
Diluted	$1.61	$2.05	$3.15	$3.81

Weighted-average shares used in computing net income per share:
Basic	55,810	53,721	55,759	54,278
Diluted	56,780	54,274	56,640	55,016
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	55,884	$56	$411,373	$760,494	$217	$1,172,140
Stock-based compensation	—	—	38,713	—	—	38,713
Issuance of common stock upon vesting of equity awards	141	—	—	—	—	—
Net settlement for taxes and/or exercise price related to equity awards	(57)	—	(12,116)	—	—	(12,116)
Repurchases of common shares	(428)	—	(84,977)	—	—	(84,977)
Unrealized gains on securities, net of tax	—	—	—	—	2,728	2,728
Other	—	—	—	—	764	764
Net income	—	—	—	91,483	—	91,483
Balances at March 31, 2025	55,540	$56	$352,993	$851,977	$3,709	$1,208,735

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	53,873	$54	$93,148	$998,771	$6,342	$1,098,315
Stock-based compensation	—	—	34,612	—	—	34,612
Issuance of common stock upon vesting of equity awards	178	—	—	—	—	—
Net settlement for taxes related to equity awards	(72)	—	(7,931)	—	—	(7,931)
Repurchases of common shares	(442)	—	(50,384)	—	—	(50,384)
Unrealized losses on securities, net of tax	—	—	—	—	(4,599)	(4,599)
Foreign currency translation adjustments	—	—	—	—	(529)	(529)
Net income	—	—	—	111,250	—	111,250
Balances at March 31, 2026	53,537	$54	$69,445	$1,110,021	$1,214	$1,180,734

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	124,680	—	—	124,680
Stock options exercised	167	—	4,692	—	—	4,692
Issuance of common stock upon vesting of equity awards	564	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	72	—	10,561	—	—	10,561
Net settlement for taxes and/or exercise price related to equity awards	(305)	—	(53,813)	—	—	(53,813)
Repurchases of common shares	(472)	—	(93,615)	—	—	(93,615)
Unrealized gains on securities, net of tax	—	—	—	—	4,653	4,653
Other	—	—	—	—	(8)	(8)
Net income	—	—	—	178,521	—	178,521
Balances at March 31, 2025	55,540	$56	$352,993	$851,977	$3,709	$1,208,735

	Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	55,366	$55	$327,518	$900,583	$5,591	$1,233,747
Stock-based compensation	—	—	121,755	—	—	121,755
Issuance of common stock upon vesting of equity awards	629	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	76	—	9,534	—	—	9,534
Net settlement for taxes related to equity awards	(248)	—	(36,540)	—	—	(36,540)
Repurchases of common shares	(2,286)	(1)	(352,822)	—	—	(352,823)
Unrealized losses on securities, net of tax	—	—	—	—	(3,761)	(3,761)
Foreign currency translation adjustments	—	—	—	—	(616)	(616)
Net income	—	—	—	209,438	—	209,438
Balances at March 31, 2026	53,537	$54	$69,445	$1,110,021	$1,214	$1,180,734
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended March 31,
	2025	2026
Cash flows from operating activities:
Net income	$178,521	$209,438
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	112,538	111,503
Depreciation and amortization expense	73,184	82,554
Deferred income tax expense (benefit)	(1,680)	62,793
Provision for credit losses	875	1,352
Net accretion of discounts on available-for-sale securities	(1,639)	(1,159)
Other	951	1,183
Changes in operating assets and liabilities:
Accounts receivable	(7,814)	(10,306)
Deferred contract costs	(42,559)	(30,774)
Prepaid expenses and other	2,195	4,120
Accounts payable	(1,886)	(5,015)
Accrued expenses and other	18,971	(4,330)
Net cash provided by operating activities	331,657	421,359
Cash flows from investing activities:
Purchases of available-for-sale securities	(121,777)	(259,994)
Proceeds from sales and maturities of available-for-sale securities	122,969	268,676
Capitalized internal-use software costs	(45,563)	(49,101)
Purchases of property and equipment	(7,624)	(15,518)
Acquisitions of businesses, net of cash and funds held for clients acquired	(277,851)	—
Other investing activities	1,303	2,228
Net cash used in investing activities	(328,543)	(53,709)
Cash flows from financing activities:
Net change in client fund obligations	429,856	1,139,099
Borrowings under credit facility	325,000	—
Repayment of credit facility	(81,250)	(81,250)
Repurchases of common shares	(91,080)	(350,000)
Proceeds from employee stock purchase plan	10,561	9,534
Taxes paid related to net share settlement of equity awards	(49,121)	(36,540)
Other financing activities	(400)	(360)
Net cash provided by financing activities	543,566	680,483
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	546,680	1,048,133
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,845,669	2,482,526
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$3,392,349	$3,530,659
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$2,372	$3,362
Liabilities assumed for acquisitions	$55,730	$—
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,548	$4,508
Cash paid for income taxes, net of refunds received	$63,963	$24,557
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$477,785	$299,728
Funds held for clients' cash and cash equivalents	2,914,564	3,230,931
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$3,392,349	$3,530,659
See accompanying notes to unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Unaudited Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of HR, finance and IT software solutions that deliver a comprehensive platform for the modern workforce. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company offers an intuitive, easy-to-use product suite that helps businesses automate and streamline HR, finance and IT processes, attract and retain talent, and build culture and connection - with artificial intelligence ("AI") embedded directly into everyday workflows to save time, reduce manual effort, and support better decisions.

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
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K.

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

Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Recurring fees	$404,879	$453,295	$1,056,093	$1,187,676
Implementation services and other	16,217	16,635	45,822	48,092
Total revenues from contracts	$421,096	$469,930	$1,101,915	$1,235,768
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Balance at beginning of the period	$28,633	$33,256	$24,883	$28,306
Deferral of revenue	12,168	13,277	37,320	40,056
Revenue recognized	(11,818)	(12,048)	(33,220)	(33,877)
Balance at end of the period	$28,983	$34,485	$28,983	$34,485
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances as follows: $10,878 in fiscal 2026, $17,685 in fiscal 2027 and $5,922 in fiscal 2028 and thereafter.
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

The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended March 31, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$259,166	$24,582	$(15,587)	$268,161
Costs to fulfill a contract	213,905	20,559	(12,330)	222,134
Total	$473,071	$45,141	$(27,917)	$490,295

	Three Months Ended March 31, 2026
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$294,437	$22,725	$(18,242)	$298,920
Costs to fulfill a contract	239,219	18,473	(14,545)	243,147
Total	$533,656	$41,198	$(32,787)	$542,067

	Nine Months Ended March 31, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$63,116	$(45,091)	$268,161
Costs to fulfill a contract	195,726	61,165	(34,757)	222,134
Total	$445,862	$124,281	$(79,848)	$490,295

	Nine Months Ended March 31, 2026
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$282,090	$69,618	$(52,788)	$298,920
Costs to fulfill a contract	228,758	56,613	(42,224)	243,147
Total	$510,848	$126,231	$(95,012)	$542,067
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $203,960 as of March 31, 2026, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

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
The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the transaction. The goodwill related to this transaction is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings and is not deductible for income tax purposes. Direct costs related to the acquisition were not material and were expensed as incurred as General and administrative expense in the Unaudited Consolidated Statements of Operations and Comprehensive Income. Pro forma financial information was immaterial for both the three and nine months ended March 31, 2025.

(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2025	$2,837
Charged to expense	1,352
Write-offs	(1,184)
Balance at March 31, 2026	$3,005
Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2025	March 31, 2026
Capitalized internal-use software	$400,122	$459,957
Accumulated amortization	(267,805)	(319,985)
Capitalized internal-use software, net	$132,317	$139,972
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $15,248 and $17,212 for the three months ended March 31, 2025 and 2026, respectively, and $43,858 and $52,180 for the nine months ended March 31, 2025 and 2026, respectively.

The major classes of property and equipment, net were as follows:

	June 30, 2025	March 31, 2026
Office equipment	$2,779	$2,785
Computer equipment	67,372	72,151
Furniture and fixtures	13,317	14,604
Software	12,793	13,347
Leasehold improvements	50,747	54,294
Time clocks rented by clients	10,913	11,895
Total	157,921	169,076
Accumulated depreciation	(103,711)	(112,319)
Property and equipment, net	$54,210	$56,757
Depreciation expense amounted to $5,097 and $4,988 for the three months ended March 31, 2025 and 2026, respectively, and $15,474 and $14,840 for the nine months ended March 31, 2025 and 2026, respectively.
The following table summarizes changes in goodwill during the nine months ended March 31, 2026:

Balance at June 30, 2025	$343,100
Measurement period adjustments	58
Balance at March 31, 2026	$343,158
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2025	March 31, 2026	Weighted average useful life (years)
Proprietary technology	$122,529	$122,529	6.6
Client relationships	26,000	26,000	7.4
Non-solicitation agreements	4,000	4,000	3.7
Trade names	3,740	3,740	5.0
Total	156,269	156,269
Accumulated amortization	(63,598)	(79,132)
Intangible assets, net	$92,671	$77,137
Amortization expense for acquired intangible assets was $5,627 and $5,098 for the three months ended March 31, 2025 and 2026, respectively, and $13,852 and $15,534 for the nine months ended March 31, 2025 and 2026, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets as of March 31, 2026 is as follows:

Remainder of fiscal 2026	$5,098
Fiscal 2027	18,256
Fiscal 2028	16,391
Fiscal 2029	12,925
Fiscal 2030	11,038
Thereafter	13,429
Total	$77,137

The components of accrued expenses were as follows:

	June 30, 2025	March 31, 2026
Accrued payroll and personnel costs	$106,808	$106,245
Operating lease liabilities	8,621	9,371
Deferred revenue	35,721	38,971
Other	41,931	37,019
Total accrued expenses	$193,081	$191,606
(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$398,070	$—	$—	$398,070
Funds held for clients' cash and cash equivalents	2,084,456	—	—	2,084,456
Available-for-sale securities:
Corporate bonds	372,171	6,497	(76)	378,592
Asset-backed securities	51,709	476	(7)	52,178
Certificates of deposit	61,681	9	(3)	61,687
U.S. treasury securities	84,889	402	(27)	85,264
Commercial paper	17,273	—	(1)	17,272
Other	24,378	310	—	24,688
Total available-for-sale securities	612,101	7,694	(114)	619,681
Total investments	$3,094,627	$7,694	$(114)	$3,102,207

	March 31, 2026
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$299,728	$—	$—	$299,728
Funds held for clients' cash and cash equivalents	3,230,931	—	—	3,230,931
Available-for-sale securities:
Corporate bonds	497,392	4,047	(2,213)	499,226
Asset-backed securities	40,933	199	(62)	41,070
U.S. treasury securities	38,797	254	—	39,051
Other	27,926	346	(82)	28,190
Total available-for-sale securities	605,048	4,846	(2,357)	607,537
Total investments	$4,135,707	$4,846	$(2,357)	$4,138,196
All available-for-sale securities were included in Funds held for clients at June 30, 2025 and March 31, 2026.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2025 and March 31, 2026.

Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2025	March 31, 2026
Cash and cash equivalents	$398,070	$299,728
Funds held for clients	2,704,137	3,838,468
Total investments	$3,102,207	$4,138,196
Available-for-sale securities that had been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2025 and March 31, 2026 had fair market value as follows:

	June 30, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(9)	$10,002	$(67)	$8,279	$(76)	$18,281
Asset-backed securities	(4)	4,154	(3)	2,948	(7)	7,102
Certificates of deposit	(3)	19,468	—	—	(3)	19,468
U.S. treasury securities	(25)	37,581	(2)	998	(27)	38,579
Commercial paper	(1)	17,272	—	—	(1)	17,272
Total available-for-sale securities	$(42)	$88,477	$(72)	$12,225	$(114)	$100,702

	March 31, 2026
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(2,193)	$224,208	$(20)	$1,937	$(2,213)	$226,145
Asset-backed securities	(62)	11,940	—	—	(62)	11,940
Other	(82)	10,806	—	—	(82)	10,806
Total available-for-sale securities	$(2,337)	$246,954	$(20)	$1,937	$(2,357)	$248,891
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three or nine months ended March 31, 2025 or 2026. All securities in the Company’s portfolio held an A rating or better as of March 31, 2026.
The Company did not make any material reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three or nine months ended March 31, 2025 or 2026. Realized gains or losses on the sale of available-for-sale securities were immaterial for both the three and nine months ended March 31, 2025 and 2026.

Expected maturities of available-for-sale securities at March 31, 2026 were as follows:

	Amortized cost	Fair value
One year or less	$44,980	$45,139
One year to two years	47,484	47,862
Two years to three years	189,141	191,829
Three years to five years	313,270	312,327
Five years and thereafter	10,173	10,380
Total available-for-sale securities	$605,048	$607,537
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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs and borrowings under its credit facility using Level 2 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2025 and March 31, 2026 based upon the short-term nature of these assets and liabilities.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2025 or March 31, 2026.

The fair value levels for the Company’s cash and cash equivalents and available-for-sale securities were as follows:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$398,070	$398,070	$—	$—
Funds held for clients' cash and cash equivalents	2,084,456	2,084,456	—	—
Available-for-sale securities:
Corporate bonds	378,592	—	378,592	—
Asset-backed securities	52,178	—	52,178	—
Certificates of deposit	61,687	—	61,687	—
U.S. treasury securities	85,264	—	85,264	—
Commercial paper	17,272	—	17,272	—
Other	24,688	—	24,688	—
Total available-for-sale securities	619,681	—	619,681	—
Total investments	$3,102,207	$2,482,526	$619,681	$—

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$299,728	$299,728	$—	$—
Funds held for clients' cash and cash equivalents	3,230,931	3,230,931	—	—
Available-for-sale securities:
Corporate bonds	499,226	—	499,226	—
Asset-backed securities	41,070	—	41,070	—
U.S. treasury securities	39,051	—	39,051	—
Other	28,190	—	28,190	—
Total available-for-sale securities	607,537	—	607,537	—
Total investments	$4,138,196	$3,530,659	$607,537	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis using Level 3 inputs.

(8) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any outstanding borrowings will mature and be payable upon expiration. During fiscal 2025, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, of which it repaid $162,500 in the second half of fiscal 2025. The Company repaid an additional $81,250 during the nine months ended March 31, 2026. As a result, $81,250 remained outstanding at March 31, 2026. Refer to Note 4 for further details on the Company's acquisition of Airbase Inc.
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
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of March 31, 2026, the Company was in compliance with all of the aforementioned covenants.
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
As of March 31, 2026, the Company had 1,649 shares available for future grant under the 2023 Plan, and 1,696 shares were subject to outstanding awards. Generally, the Company issues previously unissued shares for the vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
Stock-based compensation expense related to RSUs, PSUs, MSUs and the Company's Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Cost of revenues	$4,418	$3,399	$14,664	$12,638
Sales and marketing	8,133	7,162	27,931	25,820
Research and development	8,278	6,445	29,183	25,388
General and administrative	14,503	14,407	40,760	47,657
Total stock-based compensation expense	$35,332	$31,413	$112,538	$111,503
In addition, the Company capitalized $3,101 and $3,117 of stock-based compensation expense in its capitalized internal-use software costs in the three months ended March 31, 2025 and 2026, respectively, and $10,555 and $9,264 for the nine months ended March 31, 2025 and 2026, respectively.
The Company grants RSUs under the 2023 Plan with terms determined at the discretion of the Committee. RSUs are time-based awards that generally vest over four years following the grant date.

The following table represents RSU activity during the nine months ended March 31, 2026:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2025	1,361	$187.32
RSUs granted	830	$170.53
RSUs vested	(568)	$200.58
RSUs forfeited	(142)	$176.40
RSU balance at March 31, 2026	1,481	$173.87
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.
The following table represents PSU activity during the nine months ended March 31, 2026:

	Units	Weighted average grant date fair value
PSU balance at July 1, 2025	55	$155.95
PSUs granted	70	$170.07
PSUs vested	(36)	$155.95
PSU balance at March 31, 2026	89	$167.02
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
The following table represents MSU activity during the nine months ended March 31, 2026:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2025	167	$311.38
MSUs granted	31	$224.22
MSUs vested	(25)	$391.16
MSUs forfeited	(47)	$391.16
MSU balance at March 31, 2026	126	$243.98
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Nine Months Ended March 31,
	2025	2026
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	44.4%	37.7%
Expected term (years)	3.04	3.04
Risk‑free interest rate	3.86%	3.70%

At March 31, 2026, there was $127,366 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.7 years.
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
The Company's effective tax rate was 27.7% and 29.2% for the three months ended March 31, 2025 and 2026, respectively. The Company's effective tax rate for the three months ended March 31, 2025 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes. The Company's effective tax rate for the three months ended March 31, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized and state and local income taxes.

The Company's effective tax rate was 26.3% and 30.7% for the nine months ended March 31, 2025 and 2026, respectively. The Company's effective tax rate for the nine months ended March 31, 2025 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. The Company's effective tax rate for the nine months ended March 31, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase to the valuation allowance as explained below.
On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The most significant provision applicable to the Company relates to accelerated tax deductions for qualified property and research expenditures. As a result of this provision, deferred tax assets and liabilities and income tax payables and receivables were impacted starting in fiscal 2026 and the Company expects cash tax benefits due to lower cash tax payments throughout fiscal 2026. Furthermore, the Company evaluated the impacts of the Act on certain state tax attributes and determined that a valuation allowance was needed to reflect the realizability of those assets based on current federal and state law as of March 31, 2026.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Numerator:
Net income	$91,483	$111,250	$178,521	$209,438

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,810	53,721	55,759	54,278
Weighted-average effect of potentially dilutive shares:
Employee stock options, RSUs, PSUs and MSUs	970	553	881	738
Diluted	56,780	54,274	56,640	55,016

Net income per share:
Basic	$1.64	$2.07	$3.20	$3.86
Diluted	$1.61	$2.05	$3.15	$3.81
The following table summarizes the outstanding restricted stock units, performance stock units and market stock units as of March 31, 2025 and 2026 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
RSUs	—	33	14	17
PSUs	—	40	—	20
MSUs	40	—	75	—
Total	40	73	89	37
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

The following table presents the Company’s revenue, significant expenses and other segment items as included in consolidated net income:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Revenue	$454,548	$502,286	$1,194,484	$1,326,592
Adjusted cost of revenue	(104,426)	(113,822)	(297,438)	(321,927)
Adjusted sales and marketing	(82,501)	(88,074)	(243,021)	(262,908)
Adjusted research and development	(41,595)	(44,977)	(121,827)	(137,503)
Adjusted general and administrative	(38,035)	(41,367)	(109,573)	(114,988)
Other income (expense)	(468)	59	4,467	557
Income tax expense	(35,079)	(45,788)	(63,743)	(92,690)
Other segment items	(60,961)	(57,067)	(184,828)	(187,695)
Net income	$91,483	$111,250	$178,521	$209,438
Other segment items primarily include amortization of capitalized internal-use software and acquired intangible assets and stock-based compensation expense.

(14) Subsequent Events
On April 6, 2026, the Company acquired all of the outstanding shares of Grayscale Labs, Inc. ("Grayscale") through a merger for cash consideration of $50,000, subject to customary purchase price adjustments. Grayscale is an AI-powered recruiting automation company. This acquisition expands the Company's recruiting capabilities with AI-powered automation to enable its clients to engage candidates earlier and move faster through time-sensitive hiring workflows. This acquisition will be accounted for as a business combination in the fourth quarter of fiscal 2026 in accordance with ASC 805: Business Combinations using the acquisition method of accounting, and the Company will recognize assets and liabilities at fair value as of the date of acquisition. The results from this acquisition will not have a material impact to the Company's consolidated financial statements.
In April 2026, the Company’s board of directors approved an increase to the Company’s share repurchase program (the "Repurchase Program") under which the Company is authorized to purchase (in the aggregate) an additional $1,000,000 of its issued and outstanding common stock. As of March 31, 2026, $350,363 remained available under the Repurchase Program, increasing total authorization to $1,350,363. Under the Repurchase Program, shares may be repurchased from time-to-time in open market transactions at prevailing market prices, privately negotiated transactions or by other means, including the use of Rule 10b5-1 trading plans entered into by the Company. The actual timing, number and value of shares repurchased under the Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

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
Overview

We are a leading cloud-based provider of HR, finance and IT software solutions that deliver a comprehensive platform for the modern workforce. Our platform offers an intuitive, easy-to-use product suite that helps businesses automate and streamline HR, finance and IT processes, attract and retain talent, and build culture and connection - with artificial intelligence ("AI") embedded directly into everyday workflows to save time, reduce manual effort, and support better decisions.
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

Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $454.5 million for the three months ended March 31, 2025 to $502.3 million for the three months ended March 31, 2026, representing an 11% year-over-year increase. Total revenues increased from $1,194.5 million for the nine months ended March 31, 2025 to $1,326.6 million for the nine months ended March 31, 2026, representing an 11% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth, which we have recently experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026

($ in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$324,695	$363,188	$825,126	$925,118
Amortization of capitalized internal-use software costs	15,248	17,212	43,858	52,180
Amortization of certain acquired intangibles	4,749	4,443	11,562	13,563
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	4,789	3,621	15,719	13,462
Other items (1)	641	—	781	342
Adjusted Gross Profit	$350,122	$388,464	$897,046	$1,004,665

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026

($ in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$91,483	$111,250	$178,521	$209,438
Interest expense	4,436	1,128	9,682	4,698
Income tax expense	35,079	45,788	63,743	92,690
Depreciation and amortization expense	25,972	27,298	73,184	82,554
EBITDA	156,970	185,464	325,130	389,380
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	37,475	32,802	118,045	115,910
Other items (2)	2,611	1,955	9,073	4,071
Adjusted EBITDA	$197,056	$220,221	$452,248	$509,361
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 93% and 94% of our total revenues for the three months ended March 31, 2025 and 2026, respectively, and 92% and 93% of our total revenues for the nine months ended March 31, 2025 and 2026, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $15.2 million and $17.2 million of capitalized internal-use software costs during the three months ended March 31, 2025 and 2026, respectively, and $43.9 million and $52.2 million of capitalized internal-use software costs for the nine months ended March 31, 2025 and 2026, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three and nine months ended March 31, 2025 and 2026.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026

($ in thousands)
Capitalized portion of research and development	$20,368	$22,567	$56,918	$59,835
Expensed portion of research and development	51,396	52,515	154,811	165,861
Total research and development	$71,764	$75,082	$211,729	$225,696
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026

($ in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$421,096	$469,930	$1,101,915	$1,235,768
Interest income on funds held for clients	33,452	32,356	92,569	90,824
Total revenues	454,548	502,286	1,194,484	1,326,592
Cost of revenues	129,853	139,098	369,358	401,474
Gross profit	324,695	363,188	825,126	925,118
Operating expenses:
Sales and marketing	91,774	95,732	273,338	290,178
Research and development	51,396	52,515	154,811	165,861
General and administrative	54,495	57,962	159,180	167,508
Total operating expenses	197,665	206,209	587,329	623,547
Operating income	127,030	156,979	237,797	301,571
Other income (expense)	(468)	59	4,467	557
Income before income taxes	126,562	157,038	242,264	302,128
Income tax expense	35,079	45,788	63,743	92,690
Net income	$91,483	$111,250	$178,521	$209,438

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2026	2025	2026
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	93%	94%	92%	93%
Interest income on funds held for clients	7%	6%	8%	7%
Total revenues	100%	100%	100%	100%
Cost of revenues	29%	28%	31%	30%
Gross profit	71%	72%	69%	70%
Operating expenses:
Sales and marketing	20%	19%	23%	22%
Research and development	11%	10%	13%	12%
General and administrative	12%	12%	13%	13%
Total operating expenses	43%	41%	49%	47%
Operating income	28%	31%	20%	23%
Other income (expense)	0%	0%	0%	0%
Income before income taxes	28%	31%	20%	23%
Income tax expense	8%	9%	5%	7%
Net income	20%	22%	15%	16%
Comparison of Three Months Ended March 31, 2025 and 2026
Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2025	2026	$	%
Recurring and other revenue	$421,096	$469,930	$48,834	12%
Percentage of total revenues	93%	94%
Interest income on funds held for clients	$33,452	$32,356	$(1,096)	(3)%
Percentage of total revenues	7%	6%
Recurring and Other Revenue
Recurring and other revenue for the three months ended March 31, 2026 increased by $48.8 million, or 12%, to $469.9 million from $421.1 million for the three months ended March 31, 2025. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended March 31, 2026 decreased by $1.1 million, or 3%, as compared to the three months ended March 31, 2025. The slight decrease in Interest income on funds held for clients was the result of the negative impact from lower interest rates, mostly offset by positive impact from higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended March 31,		Change
	2025	2026	$	%
Cost of revenues	$129,853	$139,098	$9,245	7%
Percentage of total revenues	29%	28%
Gross margin	71%	72%
Cost of revenues for the three months ended March 31, 2026 increased by $9.2 million, or 7%, to $139.1 million from $129.9 million for the three months ended March 31, 2025. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $4.4 million in additional employee-related costs, $4.2 million in additional processing and delivery-related costs and $2.0 million in additional amortization of internal-use software. Gross margin increased from 71% for the three months ended March 31, 2025 to 72% for the three months ended March 31, 2026.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2026	$	%
Sales and marketing	$91,774	$95,732	$3,958	4%
Percentage of total revenues	20%	19%
Sales and marketing expenses for the three months ended March 31, 2026 increased by $4.0 million, or 4%, to $95.7 million from $91.8 million for the three months ended March 31, 2025. The increase in sales and marketing expense was primarily due to $4.3 million of additional employee-related costs.
Research and Development

	Three Months Ended March 31,		Change
	2025	2026	$	%
Research and development	$51,396	$52,515	$1,119	2%
Percentage of total revenues	11%	10%
Research and development expenses for the three months ended March 31, 2026 increased by $1.1 million, or 2%, to $52.5 million from $51.4 million for the three months ended March 31, 2025. The increase in research and development expenses was primarily due to $2.6 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs, partially offset by $1.8 million in lower stock-based compensation expense.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2026	$	%
General and administrative	$54,495	$57,962	$3,467	6%
Percentage of total revenues	12%	12%
General and administrative expenses for the three months ended March 31, 2026 increased by $3.5 million, or 6%, to $58.0 million from $54.5 million for the three months ended March 31, 2025. General and administrative expenses increased largely due to $1.6 million in additional employee-related costs.

Other Income (Expense)
Other income (expense) for the three months ended March 31, 2026 did not materially change as compared to the three months ended March 31, 2025. The change in other income (expense) was primarily due to a $3.6 million reduction in interest earned on our cash and cash equivalents from lower average balances and lower interest rates, partially offset by a $3.3 million decrease in interest expense related to less borrowings under our revolving credit facility.
Income Taxes
Our effective tax rate was 27.7% and 29.2% for the three months ended March 31, 2025 and 2026, respectively. Our effective tax rate for the three months ended March 31, 2025 was higher than the federal statutory rate of 21% primarily due to an increase to non-deductible stock-based compensation under Internal Revenue Code Section 162(m) and state and local income taxes. Our effective tax rate for the three months ended March 31, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized and state and local income taxes.
Comparison of Nine Months Ended March 31, 2025 and 2026
Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2025	2026	$	%
Recurring and other revenue	$1,101,915	$1,235,768	$133,853	12%
Percentage of total revenues	92%	93%
Interest income on funds held for clients	$92,569	$90,824	$(1,745)	(2)%
Percentage of total revenues	8%	7%
Recurring and Other Revenue
Recurring and other revenue for the nine months ended March 31, 2026 increased by $133.9 million, or 12%, to $1,235.8 million from $1,101.9 million for the nine months ended March 31, 2025. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the nine months ended March 31, 2026 decreased by $1.7 million, or 2%, to $90.8 million from $92.6 million for the nine months ended March 31, 2025. Interest income on funds held for clients decreased slightly as the negative impact from lower interest rates was mostly offset by positive impact from higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.
Cost of Revenues
($ in thousands)

	Nine Months Ended March 31,		Change
	2025	2026	$	%
Cost of revenues	$369,358	$401,474	$32,116	9%
Percentage of total revenues	31%	30%
Gross margin	69%	70%
Cost of revenues for the nine months ended March 31, 2026 increased by $32.1 million, or 9%, to $401.5 million from $369.4 million for the nine months ended March 31, 2025. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $16.6 million in additional employee-related costs, $8.3 million in additional amortization of internal-use software and $7.2 million in additional processing and delivery-related costs. Gross margin increased from 69% for the nine months ended March 31, 2025 to 70% for the nine months ended March 31, 2026.

Operating Expenses
($ in thousands)
Sales and Marketing

	Nine Months Ended March 31,		Change
	2025	2026	$	%
Sales and marketing	$273,338	$290,178	$16,840	6%
Percentage of total revenues	23%	22%
Sales and marketing expenses for the nine months ended March 31, 2026 increased by $16.8 million, or 6%, to $290.2 million from $273.3 million for the nine months ended March 31, 2025. The increase in sales and marketing expense was primarily due to $15.9 million of additional employee-related costs.
Research and Development

	Nine Months Ended March 31,		Change
	2025	2026	$	%
Research and development	$154,811	$165,861	$11,050	7%
Percentage of total revenues	13%	12%
Research and development expenses for the nine months ended March 31, 2026 increased by $11.1 million, or 7%, to $165.9 million from $154.8 million for the nine months ended March 31, 2025. The increase in research and development expenses was primarily due to $12.7 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs, partially offset by $3.8 million in lower stock-based compensation expense.
General and Administrative

	Nine Months Ended March 31,		Change
	2025	2026	$	%
General and administrative	$159,180	$167,508	$8,328	5%
Percentage of total revenues	13%	13%
General and administrative expenses for the nine months ended March 31, 2026 increased by $8.3 million, or 5%, to $167.5 million from $159.2 million for the nine months ended March 31, 2025. General and administrative expenses increased primarily due to $6.9 million in additional stock-based compensation expense as compared to the prior fiscal year period, largely driven by executive award forfeitures during the nine months ended March 31, 2025, and $5.2 million in additional employee-related costs during the nine months ended March 31, 2026, partially offset by a $2.3 million decrease in acquisition-related costs and other non-recurring items.
Other Income (Expense)
Other income for the nine months ended March 31, 2026 decreased by $3.9 million as compared to the nine months ended March 31, 2025. The change in other income was primarily due to a $9.5 million reduction in interest earned on our cash and cash equivalents from lower average balances and lower interest rates, partially offset by a $5.0 million decrease in interest expense due to less borrowings under our revolving credit facility.

Income Taxes
Our effective tax rate was 26.3% and 30.7% for the nine months ended March 31, 2025 and 2026, respectively. Our effective tax rate for the nine months ended March 31, 2025 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. Our effective tax rate for the nine months ended March 31, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase to the valuation allowance as explained below.
On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted into law. The most significant provision applicable to us relates to accelerated tax deductions for qualified property and research expenditures. As a result of this provision, deferred tax assets and liabilities and income tax payables and receivables were impacted starting in fiscal 2026 and we expect cash tax benefits due to lower cash tax payments throughout fiscal 2026. Furthermore, we evaluated the impacts of the Act on certain state tax attributes and determined that a valuation allowance was needed to reflect the realizability of those assets based on current federal and state law as of March 31, 2026.
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
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of March 31, 2026, our principal source of liquidity was $299.7 million of cash and cash equivalents. We maintain a credit agreement that provides for a $550.0 million revolving credit facility, which may be increased up to $825.0 million. During fiscal 2025, we borrowed $325.0 million under this credit facility to fund the October 2024 acquisition of Airbase Inc. We had $81.3 million in outstanding borrowings under this credit facility at March 31, 2026, as we repaid $162.5 million in the second half of fiscal 2025 and an additional $81.3 million during the first nine months of fiscal 2026. Refer to Notes 4 and 8 of the Notes to the Unaudited Consolidated Financial Statements for additional details on the Airbase acquisition and credit agreement, respectively.

In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). In July 2025, our board of directors approved a $500.0 million increase to the Repurchase Program. The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During the nine months ended March 31, 2026, we repurchased an aggregate of 2.3 million shares for approximately $350.0 million at an average cost per share of $153.10 under the Repurchase Program. As of March 31, 2026, approximately $350.4 million remains authorized for repurchases under the Repurchase Program. In April 2026, our board of directors authorized an additional $1 billion of our common stock for repurchase under the Repurchase Program. Refer to Note 14 of the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1: “Financial Statements” for additional detail on our Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of March 31, 2026, we did not have any corporate investments classified as available-for-sale securities.
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

The following table sets forth data regarding cash flows for the periods indicated:

	Nine Months Ended March 31,
	2025	2026
	(in thousands)
Net cash provided by operating activities	$331,657	$421,359
Cash flows from investing activities:
Purchases of available-for-sale securities	(121,777)	(259,994)
Proceeds from sales and maturities of available-for-sale securities	122,969	268,676
Capitalized internal-use software costs	(45,563)	(49,101)
Purchases of property and equipment	(7,624)	(15,518)
Acquisitions of businesses, net of cash and funds held for clients acquired	(277,851)	—
Other investing activities	1,303	2,228
Net cash used in investing activities	(328,543)	(53,709)
Cash flows from financing activities:
Net change in client fund obligations	429,856	1,139,099
Borrowings under credit facility	325,000	—
Repayment of credit facility	(81,250)	(81,250)
Repurchases of common shares	(91,080)	(350,000)
Proceeds from employee stock purchase plan	10,561	9,534
Taxes paid related to net share settlement of equity awards	(49,121)	(36,540)
Other financing activities	(400)	(360)
Net cash provided by financing activities	543,566	680,483
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$546,680	$1,048,133
Operating Activities
Net cash provided by operating activities was $331.7 million and $421.4 million for the nine months ended March 31, 2025 and 2026, respectively. The change in net cash provided by operating activities from the nine months ended March 31, 2025 to the nine months ended March 31, 2026 was primarily driven by improved operating results after adjusting for non-cash items, including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) and lower income tax payments resulting from the provisions of the One Big Beautiful Bill Act, partially offset by changes in operating assets and liabilities over the same period.
Investing Activities
Net cash used in investing activities was $328.5 million and $53.7 million for the nine months ended March 31, 2025 and 2026, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to $277.9 million paid for the acquisition of Airbase Inc., net of cash and funds held for clients acquired during the nine months ended March 31, 2025. The change was also due to a $145.7 million increase in proceeds from the sales and maturities of available-for-sale securities, partially offset by a $138.2 million increase in purchases of available-for-sale securities, during the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025.

Financing Activities
Net cash provided by financing activities was $543.6 million and $680.5 million for the nine months ended March 31, 2025 and 2026, respectively. The change in net cash provided by financing activities was primarily due to the net change in client fund obligations of $709.2 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities. This was partially offset by $325.0 million in borrowings under our credit facility during the nine months ended March 31, 2025 and $258.9 million in additional share repurchases during the nine months ended March 31, 2026.
Contractual Obligations and Commitments
At March 31, 2026, our principal commitments consisted of $81.3 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $61.8 million in operating lease obligations, of which $11.1 million is due in the next twelve months. We also had $139.6 million in purchase obligations, of which $76.2 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $7.6 million and $15.5 million for the nine months ended March 31, 2025 and 2026, respectively, exclusive of capitalized internal-use software costs of $45.6 million and $49.1 million for the same periods, respectively.
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
Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents of $299.7 million and funds held for clients of $3,838.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $16.9 million as of March 31, 2026. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $17.5 million as of March 31, 2026. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain a credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of March 31, 2026, we had $81.3 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
The following describes the Company’s purchases of its common stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	—	—	—	$400,362,721
February 1, 2026 - February 28, 2026	441,692	$113.20	441,692	$350,362,799
March 1, 2026 - March 31, 2026	—	—	—	$350,362,799
Total	441,692		441,692
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, the following directors and/or officers (as defined in Rule 16a-1(f)) adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold	Duration(1)	Adoption Date	Expiration Date
Toby Williams President, Chief Executive Officer and Director	24,000(2)	August 14, 2026 - March 15, 2027	February 17, 2026	March 15, 2027

(1)    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(2)    The number of shares that will be sold is determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended March 31, 2026.

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

PAYLOCITY HOLDING CORPORATION

Date:	May 8, 2026	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	May 8, 2026	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)