Form 10-K
period 2026-06-30
Paylocity Holding Corp
filed 2026-08-05
CIK 1591698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2025, the last day of registrant’s most recently completed second fiscal quarter, was $6.6 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date).
As of July 29, 2026, there were 53,056,963 shares of the registrant’s common stock issued and outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2027 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PAYLOCITY HOLDING CORPORATION
Form 10-K
For the Year Ended June 30, 2026
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
Item 1. Business.
Overview

We are a leading cloud-based provider of human capital management (“HCM”), finance and IT software solutions. Our unified, easy-to-use platform helps businesses streamline HR, finance, and IT operations, manage spend and talent, and build culture and connection with artificial intelligence (“AI”) embedded directly into everyday workflows to save time, reduce manual effort, and support better decision-making. Excluding clients acquired through acquisitions, as of June 30, 2026, we provided our software-as-a-service (“SaaS”) solutions to approximately 44,400 clients across the U.S., which on average had over 150 employees.
Effective management of human capital, finance and IT operations is a core function in all organizations and requires a significant commitment of resources. Organizations are faced with an ever-changing employment landscape, the complexity of increasingly geographically dispersed employees, and managing hybrid workplaces. At the same time, employees’ expectations are rising, and organizations need to prioritize communication, connection, and collaboration among their employees to differentiate how they attract and retain talent and build a culture of loyalty. Many companies also operate without the infrastructure, expertise or personnel to implement or support large and complex systems in today’s dynamic environment. Existing solutions offered by third-party service providers can have limited capabilities and configurability while other enterprise-focused software vendors can be prohibitively expensive and time-consuming to implement and manage. We believe that modern organizations are better served by SaaS solutions designed to meet their unique needs, delivering fast time-to-value, and providing their employees with the most engaging experience available.

Our software solutions provide the following key benefits to our clients:

•Our platform automates processes across the employee lifecycle in one place, so organizations save time, reduce administrative burden, and create a more seamless experience for employees and managers alike. From recruiting and onboarding to benefits, payroll, and performance management, our solution is designed to support an organization’s HR needs and provide the flexibility to scale as it grows.

•Our Finance and IT tools support higher efficiency and compliance across the organization. Our Finance tools centralize payroll and non-payroll spend, including expense management, accounts payable, corporate cards and procurement. Our IT tools automate provisioning, access, and updates to software and hardware with a direct connection to the employee record.

•Our platform is built on a single employee record with workflows and integrations designed to automate work across teams and systems. Employees can access their information and tools through a unified web and mobile experience. Analytics and reporting capabilities are embedded throughout the platform to deliver value with intelligent automation, tailored insights, and embedded experiences that provide real-time guidance to administrators and employees.

•Ignite AI, our platform-wide AI with agents, is embedded throughout our platform bringing data, insights, and automation into moments where decisions are made and work gets done. Purpose-built agents automate tasks across pay, time, recruiting, and other places where work often slows down. We also offer the Ignite AI Hub, a centralized dashboard for managing and measuring AI across the organization where leaders can measure business impact and productivity gain, monitor adoptions across teams, control which agents are active and identify new opportunities for automation. It provides the visibility and control organizations need to confidently deploy AI while keeping people at the center of decision-making.
•We supplement our comprehensive software solutions with an integrated implementation and client service organization designed to meet the needs of our clients and prospects.
•Our software solutions offer our clients automated data integration with hundreds of third-party partner systems in our Integration Marketplace, such as 401(k), benefits and insurance provider systems. This integration reduces the complexity and risk of error of manual data transfers and saves time for our clients and their employees. We integrate data with these related systems through a secure connection, which significantly decreases the risk of unauthorized third-party access and other security breaches.
We market and sell our products through our direct sales force. We generate sales leads through a variety of focused marketing initiatives and from our extensive referral network of 401(k) advisors, benefits administrators, insurance brokers, third-party administrators, HR consultants and accountants. We derive revenue from a client based on the solutions purchased by the client, the number of client employees and the amount, type and timing of services provided with respect to those client employees. Our annual revenue retention rate was greater than 92% in each of our 2024, 2025 and 2026 fiscal years. Our total revenues increased from $1,402.5 million in fiscal 2024 to $1,595.2 million in fiscal 2025, representing a 14% year-over-year increase, and to $1,771.3 million in fiscal 2026, representing an 11% year-over-year increase. We believe our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results.
Our Strategy
We intend to strengthen and extend our position as a leading cloud-based provider of HCM, finance and IT software solutions. Key elements of our strategy include the following:
•Extend Technological Leadership. We continue to invest in our platform, including AI, automation, analytics, and mobile capabilities, to enhance the functionality and efficiency of our solutions. Built on a unified, cloud-based architecture, our platform helps businesses streamline HR, finance, and IT operations, manage spend and talent and build culture and connection. AI is embedded directly into everyday workflows to save time, reduce manual effort, and support better decision-making. We intend to continue advancing our platform to address evolving client needs and leverage emerging technology opportunities.
•Grow Our Client Base. We believe that our current client base represents only a small portion of the organizations that could benefit from our solutions. Our clients typically have between 10 to 5,000 employees. While we provide our software solutions to approximately 44,400 clients across the U.S. (excluding clients acquired through acquisitions) as of June 30, 2026, there are approximately 1.3 million businesses with 10 to 5,000 employees in the U.S., employing approximately 73 million people, according to the U.S. Census Bureau in 2022. We believe our realized target addressable market is approximately $22.5 billion as clients, on average, purchase 50% or more of our suite of solutions. As we continue to expand our product offerings, we believe that we have an opportunity to increase the amounts clients spend on our solutions per employee and to expand our addressable market. As we expand our client base and number of client employees, we will also grow our sales organization.
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

Our Products
Our HCM, finance and IT software solutions deliver a unified platform for the modern workplace. Our platform offers a unified, easy-to-use product suite that helps businesses streamline HR, finance, and IT operations, manage spend and talent, and build culture and connection with AI embedded directly into everyday workflows to save time, reduce manual effort, and support better decision-making. Our product suite includes the following categories:
Payroll
Payroll and Tax Services – Our Payroll and Tax Services solution is designed to simplify payroll, automate processes and manage complex compliance requirements within one system. Our payroll solution leverages data from our Time & Labor and Human Resources solutions to accurately calculate wages, deductions and withholdings, without the need for manual reentry. Clients work with our experts to configure general ledger integrations, accruals and complex reports to enable data-driven decision making. Our integration capabilities also automatically transfer 401(k) information, retirement plans and benefit files to third-party providers. Through our Tax Services solutions, we accurately prepare and file the necessary tax withholdings and filing documents for local, state and federal jurisdictions.
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
Elevate Payroll – A dedicated team of specialists executes critical payroll processes on behalf of clients, reducing administrative burden and improving execution which allows our clients to better focus on strategic priorities. Our clients remain in control and own decisions, while we manage tasks on their behalf.
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
Employee Self-Service (Home) – Our Home module provides employees with access to their information 24/7, which allows them to view checks, request time off, clock in and out, update personal data and collaborate with teammates. Employees can also enroll in benefits, view coverage, access training or view course completion status on-the-go via our mobile app. An AI Assistant answers Paylocity-centric questions, as well as client-specific ones based on information in their employee handbooks.
Workflows & Documents – Workflows, the process automation engine embedded throughout our platform, enables clients to automate manual processes through configurable workflows and pre-built templates, improving efficiency and data accuracy. Documents provides a secure, centralized repository for employee records, helping clients stay organized, manage access through role-based permissions and replace manual, paper-based processes.
HR Compliance Dashboard – With our HR Compliance Dashboard, clients save time and money by staying up to date with new laws and regulations related to topics such as employment verification, Equal Employment Opportunity and compensation.
Elevate HR & HR Edge – In-house experts provide operational HR support like executing HR administration data audits, providing compliance guidance, developing policies and guiding with best practices while clients retain decision making authority. HR Edge provides another option for clients looking for advisory and best practice support without the level of hands-on execution offered by Elevate HR.
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

Scheduling – Clients can simplify scheduling by leveraging AI-driven shift recommendations and budgeting/scheduling advice, leveraging templates and building policies based on duration, time between shifts and skills/certifications. Shift swapping and open shift claiming offer flexibility to employees, ensuring optimal coverage and controlled labor costs. Managers and employees can easily manage their schedules from our mobile app to ensure the appropriate shift coverage.
Time Collection – Our wide variety of time collection devices include kiosks, state-of-the-art time clocks, mobile and web applications and even smartwatches to meet unique needs of different companies while enabling employees to clock in wherever business is conducted. Advanced features include specifying geographic parameters for mobile punch-in, answering attestation prompts and other health and safety checks.
Talent
Recruiting – Our Recruiting tools help clients streamline talent acquisition processes from application creation through candidate acceptance. Clients can reach candidates through online job postings and mobile-friendly application methods, reduce bias through candidate masking capabilities, simplify screening and background check processes, coordinate interviews through scheduling tools and calendar integrations and communicate with candidates through email, text messaging and video interviews. The solution also provides real-time access to candidate information to support timely hiring decisions. We also offer an AI-powered add-on that enables organizations to rediscover and re-engage existing candidates within their applicant tracking system while automating outreach, screening and interview scheduling.
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
Learning – Our Learning tools enable clients to assign, deliver, and track employee training across a variety of topics and delivery methods, including on-demand courses, webinars and mobile learning. Clients can create and manage custom training content, leverage a library of out-of-the-box compliance and professional development courses and empower employees to share knowledge and expertise through user-generated training content.
Performance – Our Performance tools support ongoing performance management through employee reviews, goal tracking and career development planning. Clients can facilitate continuous, goals-driven conversations and document employee accomplishments through Journals, while succession planning tools, including 9-box assessments, help clients evaluate performance and visualize workforce talent.
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
Market Pay – Market Pay provides real-time insights for HR, leaders and managers making it easy for them to understand their local market, identify trends and make data-driven decisions about employee compensation so they can pay employees fairly, outpace competitors to attract and retain top talent and remain compliant with laws and regulations.

Benefits
Benefit Enrollment & Updates – Our Benefits tools help clients administer benefit plans and provide employees with a streamlined enrollment and management experience across desktop and mobile devices. Clients can manage benefit offerings and enrollment rules, while employees can make and update benefit elections, access account information and receive guidance through AI-powered Benefit Decision Support. Embedded communications and training tools help employees stay informed about important dates and available benefit options.
Third-Party Administrative (TPA) Solutions – Our TPA solutions are designed to modernize the administration of Health Savings Account (“HSA”), Flexible Savings Account (“FSA”), Health Reimbursement Arrangement (“HRA”), Transportation Management Account (“TMA”) and Premium Only Plan (“POP”) benefits by providing users with a single, unified access point for payroll, HR, and benefits administration. Our TPA solutions include mobile and web access, allowing users to view transaction details and account balances while having the ability to submit claims from our integrated employee portal. These solutions also ease the administration of COBRA coverage and retiree billing.
Retirement - Retirement connects payroll and contribution management in one unified experience, helping clients streamline plan administration and align payroll and retirement processes.
Employee Experiences
Community – Community is an integrated part of our platform that streamlines communication and fosters employee engagement across distributed workforces, including employees who are remote, mobile, or do not have corporate email access. Clients can centralize announcements in a company feed, manage communications through an intuitive dashboard and support employees through Ask an Expert groups that enable questions and responses at scale. Community also offers capabilities such as chat, file sharing, team groups, employee profiles, enhanced directory and search functionality to help employees connect, collaborate, and access information.
Video – Our Video tools enable clients to record, upload and embed videos across our HCM platform to increase collaboration, morale, engagement and productivity. Clients can embed videos seamlessly into tasks that are critical to their business such as leadership announcements, job postings, onboarding, performance journals, surveys and more.
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
Recognition & Rewards – Recognition & Rewards allows clients to drive engagement and retention via a frictionless experience embedded throughout our platform. Managers and peer employees can provide direct recognition and rewards for outstanding performance and impact with monetary awards, digital gift cards or charity donations seamlessly processed through our integrated payroll and tax platform. Administrators retain full control and visibility into how rewards are funded and distributed, ensuring alignment with company culture, objectives, budgets and policies.
Data Insights – With our Data Insights solution, our clients can evaluate their organizations through insights in areas such as headcount, turnover, labor costs and composition of their employee populations that allow them to customize, fund and deploy strategies to support employees.
Reporting – Clients can build and customize reports within our platform. We also offer hundreds of standard reports that clients can use as-is or adjust to suit their needs. New reports are added regularly in response to regulatory changes, compliance updates and client feedback.
Paylocity for Finance

Headcount Planning – Headcount Planning centralizes staffing plans, approvals and forecasts into a streamlined process. Finance, HR, and hiring managers can collaborate in real time using customizable workflows, visibility controls and dynamic organizational charts to track and update headcount plans as business needs evolve. With integrated analytics and automated notifications, clients can monitor budget versus forecast, drill down into specific teams or roles, open approved roles and stay ahead of staffing needs.

Expense Management – Expense Management provides AI-powered expense reports with real-time policy enforcement, categorization and compliance.

Accounts Payable Automation – AI-powered Accounts Payable Automation automates every step of the AP process, from vendor onboarding and invoice processing to bill coding, approvals, payments, syncing to the enterprise resource planning system and reconciliation.

Corporate Cards – Corporate Cards enables clients to issue virtual or physical cards with built-in controls and real-time tracking, while integrating with existing credit card programs to provide centralized visibility and control of all card spend.

Guided Procurement – Guided Procurement centralizes purchase requests with automated workflows to ensure compliance, efficiency and collaboration across finance, procurement, HR and business stakeholders such as IT and Legal.

Paylocity for IT

Access Management & Identity – Access Management & Identity connects employee data with IT systems to automate access throughout the employee lifecycle, from onboarding and role changes to offboarding. With automated account provisioning, single sign-on, multi-factor authentication, directory integrations and access monitoring, clients can help employees get productive faster while strengthening security and compliance.

Asset Management – Asset Management centralizes the tracking and management of employee hardware, including laptops, desktops, key cards, accessories, and specialty tools. Using real-time employee data and automated workflows, clients can streamline device requests during onboarding, manage inventory and refresh cycles, automate repairs and returns and help ensure employees have the equipment they need from day one through offboarding.
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
Implementation and Training Services
Our clients are typically either migrating to our platform from a competitive solution or are adopting their first online HCM, finance or IT solution. These organizations often have limited internal resources and rely on us for the implementation of our solutions. Each client is guided through the implementation process by our knowledgeable consultants for all implementation matters. We believe our ability to rapidly implement our solutions is principally due to the combination of our emphasis on engagement with the client, our standardized methodology, our cloud-based architecture and our highly configurable, easy-to-use products.
We offer clients the opportunity to utilize on-demand or in-class training designed to provide them with general knowledge on our solutions. We also host an annual conference for our clients to allow them to learn about new products and features and to provide feedback and learn best practices.
Client Service
Our client service model is designed to serve and support the needs of our clients and to build loyalty by developing strong relationships with them. We strive to achieve high revenue retention, in part, by delivering high-quality service. Our revenue retention was greater than 92% in each of fiscal 2024, 2025 and 2026. Each client is assigned an account management team that serves as the central point of contact for any questions or support needs. We believe this approach enhances client service by providing clients with access to knowledgeable resources who understand their businesses, respond quickly, and are accountable for the overall client experience. Account managers are supplemented by teams with deep technical and subject matter expertise who help to expediently and effectively address client needs. We also proactively solicit client feedback through ongoing surveys from which we receive actionable feedback that we use to enhance our client service processes. We have also built an online knowledge repository for clients that provides industry content and Paylocity product and service information.

Tax and Regulatory Services
Our software contains a rules engine designed to make accurate federal, state, and local tax calculations that is continually updated to support all pertinent legislative changes across U.S. jurisdictions with the support of our tax compliance professionals. Our tax service teams provide a variety of solutions to clients, including processing payroll tax deposits, preparing and filing quarterly and annual employment tax returns and amendments and resolving client employment tax notices. Our tax filing and compliance departments perform multiple audits to allow clients to remit timely and accurate tax payments. In addition, these teams execute a series of audit routines to ensure that quarterly tax filings are accurate and submitted on a timely basis.
Clients
Excluding clients acquired through acquisitions, as of June 30, 2026, we provided our HCM, finance and IT software solutions to approximately 44,400 clients across the U.S. The rate at which we add clients is variable period-to-period and is also seasonal, as many clients switch solutions during the first calendar quarter of the year. Clients include for-profit and non-profit organizations across industries including business services, financial services, healthcare, manufacturing, restaurants, retail, technology and others. For each of the three years ended June 30, 2024, 2025 and 2026, no client accounted for more than 1% of our revenues.
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
Referral Network
We have developed a strong network of referral participants, such as 401(k) advisors, benefits administrators, insurance brokers, third-party administrators, HR consultants and accountants that recommend our solutions and provide referrals. Our referral network has become an increasingly important component of our sales process, and in fiscal 2026, more than 25% of our new client revenue originated through referrals from participants in our referral network.
We believe participants in our referral network refer potential clients to us because of the strength of our products and services, the value we provide our referral partners through our broker portal, the fact that we do not provide services that compete with our referral networks and because we offer third parties the ability to integrate their systems with our platform. Unlike other providers who also provide retirement plans, health insurance and other products and services competitive with the offerings of the participants in our referral network, we focus only on our core business of providing HCM, finance and IT solutions. In some cases, we have formalized relationships in which we are a recommended vendor of these participants. In other cases, the relationships are informal. We typically do not compensate these participants for referrals.
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

Paylocity’s automated data integration reduces the complexity and risk of error of manual data transfers and saves clients and employees time. Direct and automated data transmission improves the accuracy of data and facilitates data collection in partners’ systems. Having automated data integration with an HCM, finance and IT provider differentiates partners’ product offerings, strengthening their competitive positioning in their own markets.
Technology
Our platform is built on a unified, cloud-based architecture that gives us an advantage over many traditional systems, which are disparate, less flexible and require longer and more costly development and upgrade cycles. Clients do not need to install our software in their data centers and can access our solutions through any mobile device or web browser with Internet access. Our platform helps businesses across HR, finance, and IT streamline operations, manage spend and talent and build culture and connection. AI is embedded directly into everyday workflows to save time, reduce manual effort, and support better decision-making.
We use multiple cloud hosting and third-party data center providers to host our solutions, including data centers in Franklin Park, Illinois and Kenosha, Wisconsin (for backup and disaster recovery). We supply the hardware infrastructure and are responsible for the ongoing maintenance of our equipment at all data center locations.
We maintain comprehensive security programs designed to protect the security and integrity of client and employee data, protect against security threats or data breaches and prevent unauthorized access. Refer to Item 1C. Cybersecurity for more information on our security programs.
Competition
The market for HCM, finance and IT software solutions is both fragmented and highly competitive. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Dayforce, Inc., Paychex, Inc., Paycom Software, Inc., Ultimate Kronos Group and other local and regional providers.
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

Research and Development
We invest heavily in research and development to continuously introduce new modules, technologies, features and functionality. We are organized into small product-centric teams that utilize an agile development methodology. We focus our efforts on developing new modules and core technologies and on further enhancing the usability, functionality, reliability, performance and flexibility of existing modules.
Research and development costs, including research and development costs that were capitalized, were $253.9 million, $281.7 million and $303.2 million for the years ended June 30, 2024, 2025 and 2026, respectively.
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
Governmental Regulation
As a leading cloud-based provider of HCM, finance and IT software solutions, our platform contains a significant amount of sensitive data related to clients, employees of our clients, business partners and our employees. Data privacy represents a major risk for organizations globally, including those in the United States. The global regulatory landscape for data privacy is rapidly evolving and is expected to continue doing so for the foreseeable future. Many national, state and local government bodies have adopted or are considering adopting laws and regulations related to the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), state breach notification laws, and state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”) and the Illinois Biometric Information Privacy Act (“BIPA”). Because we and some of our clients have international operations and employees, the European Union General Data Protection Regulation (“GDPR”) and other international data privacy laws may also impact certain aspects of our processing of client and employee information.
Many of our solutions are designed to help clients in complying with applicable U.S. federal, state and local laws and regulations. Consequently, our products and services may be subject to increasing and evolving regulatory requirements, including those related to tax, benefits and other laws. As these requirements proliferate, we may be required to modify our products and services to maintain compliance. These regulatory changes could reduce or eliminate the need for some of our products and services, hinder our development of new products and services or adversely affect the functionality and acceptance of our solutions. This could, in turn, impose additional costs to comply, modify or further develop our products and services. Additionally, it could also increase the costs or time needed to introduce new products and services or even prevent their introduction altogether. For example, the adoption of new money transmitter or money services business statutes in jurisdictions, or changes in regulators’ interpretation of statutes, could require us to register, obtain licenses or limit our business activities until we secure the appropriate licenses.
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

Human Capital
As a leading cloud-based provider of HCM, finance and IT software solutions, we are committed to delivering the most modern suite of solutions that drive employee engagement and a more connected culture for both our clients and our employees. Our senior executive team, together with our board of directors, drives our human capital strategy, which includes key initiatives related to our employees and company culture.
As of June 30, 2026, our workforce consisted of approximately 6,900 employees, substantially all of which were located in the United States and employed on a full-time basis.
Culture & Engagement
At Paylocity, we strive to be an organization where every employee feels welcomed and is empowered to do their best work. Our core values drive our culture – we believe in earning it every day, that growth fuels opportunity, thinking next generation, living the reputation, and being unbeatable together. Our core values serve as the foundation from which we create an engaging culture for our employees, how we train and develop our teams and how we identify the right talent for our organization. Our approach to drive a strong culture and employee engagement has been validated externally as Paylocity has been named Newsweek Greatest Workplaces for Parents & Families 2026, Time America’s Top WorkTech Companies 2026 and was also Great Place To Work certified for several consecutive years.
We also support a number of employee resource groups (“ERGs”), including PCTY Equality, PCTY OneWorld, PCTY Sheroes, PCTY Sustainability, and PCTY Mental Health. Each of these groups is organized to give employees the chance to build community and connections, voice their ideas and perspectives, personally develop and grow, and shape our culture to make a difference at work and in our local communities.
Learning & Development
We are committed to fostering employee growth and career development through upskilling, development experiences, and networking opportunities. By providing employees with the tools, resources, and support needed to advance their careers, we seek to foster engagement, build skills and expertise, and support the long-term success of our organization. We invest in employee development through a variety of training programs, including role-specific development initiatives for operations team members, sales training programs, and leadership development programs for new and first-time managers. These programs are designed to build technical, professional, and leadership capabilities, with training in areas such as coaching, performance management, employee relations, and compliance-related responsibilities. These development programs, combined with our strong culture, increasingly results in our employees stepping into larger roles within the organization.
Talent Acquisition & Compensation
We focus on attracting, developing and retaining talent that supports our short and long-term goals as an organization. Our "talent anywhere" approach enables us to recruit qualified employees regardless of geographic location. We seek individuals who align with our values, demonstrate a commitment to learning and development, and contribute perspectives that support innovation and business performance.
Our compensation philosophy is designed to attract and retain talent through competitive, equitable, and market-based compensation programs. Total rewards include base compensation, equity-based awards, an employee stock purchase program, retirement benefits, paid time off, and many other employee benefits. We also provide employees with access to earned wages before the end of the payroll cycle through our On Demand Payment product, as well as financial wellness resources. We utilize market data and industry benchmarking to help inform our compensation practices.

We are also committed to supporting the health and well-being of our employees through a broad range of benefit programs and resources. In addition to traditional health and welfare benefits, we also offer employees benefits such as paid parental leave, adoption assistance, health advocacy services, volunteer time off, tuition reimbursement, mental health support, fertility treatment, family planning services and many others.

PCTY Gives
Through our PCTY Gives program, we support charitable organizations and communities through employee volunteerism, charitable contributions, grant programs, and other community-focused initiatives. Our Elevate Your Passions program provides donations to nonprofit organizations nominated by employees. In addition to supporting local charities, we partner with national organizations, including Girls Who Code, the American Red Cross, and the National Alliance on Mental Illness. To support the dependents of Paylocity employees, the Peter J. McGrail Scholarship Program provides higher education tuition assistance for selected recipients.
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
Moreover, a significant portion of our operating expenses are related to compensation and other items which are relatively fixed in the short term, and we plan expenditures based in part on our expectations regarding future needs and opportunities. Changes in our business or revenue shortfalls could decrease our gross and operating margins and could negatively impact our operating results from period to period.
If we do not continue to innovate and deliver high-quality, technologically advanced products and services, we will not remain competitive, and our revenue and operating results could suffer.
The market for our solutions is characterized by rapid technological advancements, including but not limited to artificial intelligence (“AI”) and machine learning, changes in client requirements, frequent new product introductions and enhancements and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors, or development of entirely new technologies to replace existing offerings could limit the demand for our existing or future solutions and undermine our current market position. New technologies that involve AI or machine learning or that are created using AI or machine learning may emerge that are able to deliver solutions at lower prices, more efficiently or more conveniently than our solutions, which could adversely impact our ability to compete. Additionally, if new technologies used in our products fail to operate as expected, or if products utilizing generative AI are trained on inaccurate, biased or misleading data or generate unreliable outputs, the reliability, transparency, or accuracy of our products could be impacted, which may result in customer dissatisfaction, reputational harm or litigation.
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
Several of our competitors are larger and have greater name recognition, longer operating histories and significantly greater resources than we do. Many of these competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, or other terms and conditions that are more enticing to potential clients. As a result, our competitors may be able to develop products and services better received by our markets or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies such as AI or machine learning, regulations or client requirements.
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
We typically pay client employees, taxing authorities and vendors before a client’s electronic funds transfers are finally settled to our account. If client payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity and our operating results could be adversely affected.
Our payroll processing and spend management businesses involve the movement of significant funds from client accounts to its employees, relevant taxing authorities and vendors. Although we debit a client’s account prior to any disbursement on its behalf, due to Automated Clearing House, or ACH, banking regulations, funds previously credited could be reversed under certain circumstances and timeframes after our payment of amounts are due. There is therefore a risk that the client’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited instances in the past, should clients default on their payment obligations in the future, we might be required to advance funds to cover such obligations. Depending on the magnitude of such an event, we may be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected and our banking relationships could be harmed.
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
In addition, we utilize certain third-party software in some of our products. Although we believe there are alternatives for the functionality provided by such software, any significant interruption in its availability, defects or errors in the software, or risks arising from the third party's use of AI technologies, including but not limited to inaccurate, biased, misleading, or unreliable outputs, could adversely affect our products and business unless and until we can replace the functionality provided by such software at a similar cost.
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
We may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition, in which case we may not realize the expected benefits of such acquisitions. Factors that may negatively impact our operating results, business and financial position, without limitation, include the following:
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
Our success is dependent, in part, upon protecting our proprietary technology. Our proprietary technologies are not covered by any patent or patent application. Instead, we rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we fail to detect unauthorized use or disclosure of our intellectual property or confidential proprietary information, including through the use of AI tools. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries.
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

Our intellectual property could be wrongfully acquired as a result of a cyberattack, other wrongful conduct by employees or third parties or as a result of increased use of AI tools by us or our vendors. In order to protect our intellectual property rights, we may be required to spend significant resources, including cybersecurity resources, to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or damage our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms, or at all. Although we do not expect that our inability to license this technology in the future would have a material adverse effect on our business or operating results, our inability to license this technology could adversely affect our ability to compete.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services, particularly as we expand our use of AI which is subject to uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. In connection with any such claim or litigation, we may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. Accordingly, there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to re-develop our products or solutions, to discontinue sales of our products or solutions, or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Similarly, open source AI models may be trained on data of unknown or uncertain sources, which could include copyrighted or otherwise proprietary, confidential or private information. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.
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
Our products and services may become subject to increasing and evolving regulatory requirements, including changes in tax, benefits, wage and hour, employment, intellectual property, artificial intelligence, data privacy and other domestic and international laws and regulations, and, as these requirements proliferate, we may be required to modify or adapt our products and services to comply. Changing regulatory requirements could reduce or eliminate the need for some of our products and services, delay or prevent the development or introduction of new products and services or adversely affect the functionality, marketability or acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed. These occurrences could also impact how we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. Should any state or federal regulators determine that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results or financial condition.
Some of our products incorporate new technologies such as AI and machine learning. The development, deployment, and use of these technologies are subject to evolving legal, regulatory, and industry standards, including requirements and expectations relating to privacy, intellectual property, employment, civil rights, transparency, explainability, and the prevention of bias or discriminatory outcomes. Additionally, failures or misuse of these technologies by others in our industry, or by our clients, employees, vendors or other end users could negatively affect market acceptance of our solutions, increase regulatory scrutiny and restrict our ability to develop or deploy these technologies and subject us to reputational harm, regulatory action, or legal liability, which could harm our business, financial condition and operating results.
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
Among the most comprehensive data privacy laws that apply to various aspects of our business are HIPAA (which applies to our benefit administration solution, BeneFLEX, and our self-insured group health plan), the European Union’s

General Data Protection Regulation ("GDPR"), and an expanding network of U.S. state privacy laws, including the California Consumer Privacy Act (“CCPA”), as amended. Other countries and U.S. states have adopted, and continue to adopt, similarly comprehensive laws that impose new, and in some cases, overlapping or inconsistent data privacy and protection requirements and restrictions on covered organizations. Importantly, these laws can impose significant penalties and fines for non-compliance, such as a fine of up to 4% of an organization’s worldwide revenue for the preceding year under the GDPR.
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
In May 2024, we announced that our board of directors approved a share repurchase program, authorizing the purchase of up to $500 million of our issued and outstanding common stock. In July 2025 and April 2026, our board of directors approved $500 million and $1 billion increases, respectively, to the share repurchase program. The authorization does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the authorization, and the repurchase program may be modified, suspended or terminated at any time and for any reason. Any future announcement of a termination or suspension of the program, or our decision not to utilize the full authorized repurchase amount under the program, may reduce investor confidence and/or result in a decrease in the market price of our shares.
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
Our business depends on the overall demand for our software solutions, and on the economic health of our current and prospective clients. As a result, we and our clients are subject to risks arising from adverse changes in economic and market conditions such as lower employment levels, increasing interest rates, inflation, tariffs, changes in trade policies, volatility in capital markets, and instability of the banking environment, among other factors. During an economic slowdown or downturn, clients may reduce their number of employees and delay or reduce their spending on HCM, finance and IT solutions or renegotiate their contracts with us. This could result in reductions in our revenues and sales of our products, longer sales cycles, increased price competition and clients’ purchasing fewer solutions than they have in the past. Any of these events would likely harm our business, results of operations, financial condition and cash flows from operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Our cybersecurity risk management program, which is integrated into our overall risk management function, includes processes to assess, identify and manage material risks arising from cybersecurity threats, including the following:
Information Security Policies We maintain information security policies that are formally reviewed and approved by senior management and are periodically updated for new developments. These policies are aligned with standard industry frameworks including the National Institute of Standards and Technology Cybersecurity Framework Version 2.0 (NIST CSF 2.0), Committee of Sponsoring Organizations (COSO), and International Organization for Standardization (ISO) 27001 to establish structured governance, policies, standards, and controls.
Information Security Certifications and Audits We maintain certification for compliance with ISO 27001:2022 as assessed by an independent third-party auditor. We also engage an independent accounting firm to perform assessments of our procedures and controls as part of our annual Systems and Organization Controls (SOC) 1 and SOC 2 audits. In addition, we periodically engage independent third-party security firms and consultants to conduct risk assessments, penetration tests, and program maturity evaluations to validate and improve aspects of our cybersecurity program.
Security Awareness and Training Through our onboarding process, each new employee is required to complete security training upon employment. Our employees also are required to complete annual security and privacy training to maintain our focus on protecting our information and that of our clients and their employees. This mandatory training educates our employees on safe handling of sensitive information, appropriate responses to a suspected data security breach, and awareness of security responsibilities. We strive to promote a healthy security awareness culture throughout the organization through supplemental education, training courses, videos, internal and external publications, and supporting activities including periodic phishing simulations and social engineering exercises. We also invest in our Information Security professionals with continued information security training and certifications. Our training program also includes content designed to promote awareness of risks associated with artificial intelligence technologies, including AI-enabled social engineering tactics and responsible use of AI tools in the workplace.
Data and Web Security Safeguards We have implemented the following information security solutions and practices:

•deployment of intrusion prevention systems designed to detect and block malicious traffic,
•web application firewalls designed to protect our application from attacks,
•network firewalls,
•security information and event management,
•user and entity behavior analytics,
•endpoint detection and response designed to protect our workstation and server population,
•data loss prevention software at multiple layers of our IT environment,
•regular penetration testing conducted by both our internal teams and external providers,
•a multi-layered vulnerability management program designed to identify technical bugs within our product and infrastructure including automated scanning technologies and manual review processes, and
•a staffed security operations function that monitors our environment on a continuous basis to detect, investigate, and respond to cybersecurity threats and anomalies.
We encrypt sensitive client information both during transmission and at rest using industry standard protocols. We also have a mature application security program that promotes security champions within the developer community to instill strong, secure coding practices for reducing vulnerabilities and delivering a secure web application.
Incident Response Plan We maintain an incident response plan designed to provide a high-level framework that can be implemented in any cyber incident. The plan addresses identification of the incident, notifications to appropriate individuals, organization of response activities by role, and escalation procedures based on the severity of the incident. We also have action plans to support business remediation and recovery efforts in the event of an incident. We periodically test and refine our incident response plans through tabletop exercises involving cross-functional teams.
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
Third-Party Risk Management We monitor and reassess our third-party relationships on an ongoing basis depending on risk level or in the event of a change of products and services provided to us. We also require third-party vendors, suppliers and service providers to undergo a cybersecurity risk assessment to be able to enter into a contract with us. The third-party risk assessments, conducted by our information security and enterprise risk management teams with input from key business stakeholders, involve understanding the products and services we obtain from the third party, what sensitive company and client data it will be able to access and an evaluation of the vendor’s security program and documentation. We also require that certain information security-related contract terms be incorporated into agreements with third parties that will have access to sensitive information before entering into such agreements. Our third-party risk management program also evaluates AI-related risks posed by vendors, including risks associated with third-party AI models, data processing practices, and the potential for AI-generated outputs to affect the confidentiality, integrity, or availability of our systems and data.
Impact of Risks from Cybersecurity Threats
Although we have experienced cybersecurity incidents in the past in the ordinary course of business, none of these incidents to date have materially affected our business strategy, results of operations or financial condition. We continue to invest in cyber-resilience and cyber-threat response preparedness as we anticipate ongoing risks from cybersecurity threats, including those driven by advancements in artificial intelligence. Despite our efforts, there can be no assurance that our risk management program will be effective in preventing cybersecurity incidents that could adversely affect our business strategy, results of operations or financial condition. For more information regarding risks from cybersecurity threats, please refer to the Risk Factors entitled “If our security measures are breached or unauthorized access to client data or funds is otherwise obtained, our solutions may be perceived as not being secure, clients may reduce the use of or stop using our solutions and we may incur significant liabilities.” and “Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.” in Part I, Item 1A, Risk Factors.
Governance
Our board of directors has delegated oversight of risk assessment and risk management activities, including oversight over cybersecurity risks, to the audit committee. The audit committee meets at least quarterly with our Vice President and Chief Information Security Officer (“CISO”), who oversees our overall information security risk management program. The CISO’s updates to the audit committee include recent developments related to the threat landscape, current IT-related risks, and corresponding controls or projects designed to mitigate those risks, as well as the status of ongoing cybersecurity initiatives and program maturity.
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

Item 2.    Properties.
As of June 30, 2026, our corporate headquarters occupied approximately 272,000 square feet in Schaumburg, Illinois under leases with final expiration in October 2032. We also utilize office spaces consisting of approximately 70,000 square feet in Lake Mary, Florida, approximately 78,000 square feet in Meridian, Idaho and approximately 35,000 square feet in Pittsford, New York as other major operations centers. We lease other smaller facilities, primarily across the U.S., that serve as data centers, sales offices and distribution centers.
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
On July 29, 2026, the last reported sale price of our common stock on the NASDAQ Global Select Market was $144.79 per share, and there were 6 holders of record of our common stock. The actual number of holders of common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees.
Dividend Policy
We have not declared or paid dividends on our common stock since becoming a publicly traded company. Neither Delaware law nor our third amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We currently do not anticipate paying cash dividends on our common stock for the foreseeable future.
Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Software & Services Select Industry Index during the period commencing on June 30, 2021 and ending on June 30, 2026. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return
250.00
200.00
150.00
100.00
50.00
0.00
6/30/2021
6/30/2022
6/30/2023
6/30/2024
6/30/2025
6/30/2026
PCTY
S&P 500 Index
S&P Software & Services Select Industry Index

Issuer Purchases of Equity Securities
The following describes the Company’s purchases of common stock during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 - April 30, 2026	—	—	—	$1,350,362,799
May 1, 2026 - May 31, 2026	233,301	$107.16	233,301	$1,325,362,978
June 1, 2026 - June 30, 2026	232,569	$99.38	232,569	$1,302,249,566
Total	465,870		465,870
(1)    The average price paid per share excludes excise taxes payable on shares repurchased.
(2)    On April 30, 2024, our board of directors approved a share repurchase program (the “Repurchase Program”) under which we are authorized to purchase (in the aggregate) up to $500 million of our issued and outstanding common stock at such times and prices that management deems to be appropriate. In July 2025 and April 2026, the Company’s board of directors approved $500 million and $1 billion increases, respectively, to the Repurchase Program. For further information, see Note 15. Stockholders' Equity of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
The following discussion of our financial condition and results of operations covers fiscal 2026 and 2025 items and year-over-year comparisons between fiscal 2026 and 2025. Discussion of fiscal 2024 items and year-over-year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 that was filed with the SEC on August 6, 2025.
Overview
We are a leading cloud-based provider of HCM, finance and IT software solutions that deliver a comprehensive platform for the modern workforce. Our platform offers an intuitive, easy-to-use product suite that helps businesses automate and streamline HR, finance and IT processes, attract and retain talent, and build culture and connection with artificial intelligence ("AI") embedded directly into everyday workflows to save time, reduce manual effort, and support better decision-making.
Effective management of human capital, finance and IT operations is a core function in all organizations and requires a significant commitment of resources. Our cloud-based software solutions, combined with our unified database architecture, are highly flexible and configurable and feature a modern, intuitive user experience. The platform is built on a single employee record with workflows and integrations designed to automate processes across teams and systems. AI, analytics and reporting capabilities are embedded throughout the platform to deliver value with intelligent automation, tailored insights, and real-time guidance to administrators and employees. Our platform also offers automated data integration with hundreds of third-party partner systems, such as 401(k), benefits and insurance provider systems. We plan to continue to invest in research and development efforts that will allow us to offer a broader selection of products to new and existing clients focused on experiences that solve our clients’ challenges.
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
We also believe that delivering a positive service experience is an essential element of our ability to sell our solutions and retain our clients. We supplement our comprehensive software solutions with an integrated implementation and client service organization designed to meet the needs of our clients and sales prospects. We expect to continue to invest in and grow our implementation and client service organization as our client base grows.
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
Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $1,402.5 million in fiscal 2024 to $1,595.2 million in fiscal 2025, representing a 14% year-over-year increase. Total revenues increased from $1,595.2 million in fiscal 2025 to $1,771.3 million in fiscal 2026, representing an 11% year-over-year increase. The increase in year-over-year total revenue growth was driven by the strong performance of our sales team and continued annual revenue retention in excess of 92%. Uncertainties around market and economic conditions may impact revenue growth, which we have experienced and may continue to experience, through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
Client Count Growth
We believe there is a significant opportunity to grow our business by increasing our number of clients. Excluding clients acquired through acquisitions, we have increased the number of clients using our software solutions from approximately 39,050 as of June 30, 2024 to approximately 44,400 as of June 30, 2026, representing a compound annual growth rate of approximately 7%. The table below sets forth the total number of clients using our software solutions for the periods indicated, excluding clients acquired through acquisitions, rounded to the nearest fifty.

	June 30,
	2024	2025	2026
Client Count	39,050	41,650	44,400
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
Directly comparable GAAP measures to Adjusted Gross Profit and Adjusted EBITDA are gross profit and net income, respectively. We reconcile Adjusted Gross Profit and Adjusted EBITDA as follows:

	Year Ended June 30,
	2024	2025	2026
		(in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$960,786	$1,096,998	$1,225,502
Amortization of capitalized internal-use software costs	45,246	59,948	70,496
Amortization of certain acquired intangibles	7,907	16,168	18,553
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	20,350	19,314	16,914
Other items (1)	469	1,365	696
Adjusted Gross Profit	$1,034,758	$1,193,793	$1,332,161

	Year Ended June 30,
	2024	2025	2026
		(in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$206,766	$227,127	$269,741
Interest expense	758	13,053	5,828
Income tax expense	70,249	81,936	117,562
Depreciation and amortization expense	76,426	99,636	111,797
EBITDA	354,199	421,752	504,928
Stock-based compensation expense and employer payroll taxes related to stock releases and option exercises	152,446	150,063	144,147
Other items (2)	(1,091)	11,182	5,815
Adjusted EBITDA	$505,554	$582,997	$654,890
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
While the majority of our agreements with clients are generally cancellable by the client on 60 days’ notice or less, we also have entered into term agreements, which are generally two years in length. Our agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. We recognize recurring fees in the period in which services are provided and the related performance obligations have been satisfied. We defer implementation fees related to our proprietary products over a period generally up to 24 months. Recurring and other revenue accounted for approximately 91%, 92% and 93% of our total revenues during the years ended June 30, 2024, 2025 and 2026, respectively.
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
Cost of Revenues
Cost of revenues consists primarily of employee-related expenses, including wages, stock-based compensation, bonuses and benefits, and costs related to ongoing client support and implementation activities, payroll tax filing, distribution of printed checks and other materials as well as delivery and computing costs, amortization of certain acquired intangible assets and bank fees associated with client fund transfers. Costs related to recurring support are generally expensed as incurred. We capitalize implementation costs related to our proprietary products. For the year ended June 30, 2026 and earlier, such capitalized costs were generally amortized over a period of 7 years. At the end of fiscal 2026, we reassessed the expected period of benefit and, effective June 30, 2026, extended the amortization period to 8 years on a prospective basis. This change did not impact Cost of revenues for the fiscal year ended June 30, 2026. Our cost of revenues is expected to increase in absolute dollars for the foreseeable future as we increase our client base. However, we expect to realize cost efficiencies over the long term as our business scales, resulting in improved operating leverage and increased margins.
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $45.2 million, $59.9 million and $70.5 million of capitalized internal-use software costs in fiscal 2024, 2025 and 2026, respectively.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, including wages, commissions, stock-based compensation, bonuses, and benefits, and marketing expenses and other related costs. Our sales personnel earn commissions and bonuses for attainment of certain performance criteria based upon new sales throughout the fiscal year. We capitalize certain selling and commission costs related to new contracts or purchases of additional services by our existing clients. For the year ended June 30, 2026 and earlier, we generally amortized these costs over a period of 7 years. At the end of fiscal 2026, we reassessed the expected period of benefit and, effective June 30, 2026, extended the amortization period to 8 years on a prospective basis. This change did not impact Sales and marketing for the fiscal year ended June 30, 2026.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for each of fiscal 2024, 2025 and 2026.

	Year Ended June 30,
	2024	2025	2026
		(in thousands)
Capitalized portion of research and development	$75,531	$75,853	$81,773
Expensed portion of research and development	178,333	205,851	221,389
Total research and development	$253,864	$281,704	$303,162
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Year Ended June 30,
	2024	2025	2026
		(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$1,281,680	$1,471,801	$1,651,362
Interest income on funds held for clients	120,835	123,420	119,964
Total revenues	1,402,515	1,595,221	1,771,326
Cost of revenues	441,729	498,223	545,824
Gross profit	960,786	1,096,998	1,225,502
Operating expenses:
Sales and marketing	334,954	374,216	393,878
Research and development	178,333	205,851	221,389
General and administrative	187,406	212,907	224,242
Total operating expenses	700,693	792,974	839,509
Operating income	260,093	304,024	385,993
Other income	16,922	5,039	1,310
Income before income taxes	277,015	309,063	387,303
Income tax expense	70,249	81,936	117,562
Net income	$206,766	$227,127	$269,741

The following table sets forth our statements of operations data as a percentage of total revenue for each of the periods indicated.

	Year Ended June 30,
	2024	2025	2026
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	91%	92%	93%
Interest income on funds held for clients	9%	8%	7%
Total revenues	100%	100%	100%
Cost of revenues	31%	31%	31%
Gross profit	69%	69%	69%
Operating expenses:
Sales and marketing	24%	24%	22%
Research and development	13%	13%	12%
General and administrative	13%	13%	13%
Total operating expenses	50%	50%	47%
Operating income	19%	19%	22%
Other income	1%	0%	0%
Income before income taxes	20%	19%	22%
Income tax expense	5%	5%	7%
Net income	15%	14%	15%
Comparison of Fiscal Years Ended June 30, 2025 and 2026
Revenues
($ in thousands)

	Year Ended June 30,			Change from 2024 to 2025		Change from 2025 to 2026
	2024	2025	2026	$	%	$	%
Recurring and other revenue	$1,281,680	$1,471,801	$1,651,362	$190,121	15%	$179,561	12%
Percentage of total revenues	91%	92%	93%
Interest income on funds held for clients	$120,835	$123,420	$119,964	$2,585	2%	$(3,456)	(3)%
Percentage of total revenues	9%	8%	7%
Recurring and Other Revenue
Recurring and other revenue for the year ended June 30, 2026 increased by $179.6 million, or 12%, to $1,651.4 million from $1,471.8 million for the year ended June 30, 2025. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team and continued annual revenue retention in excess of 92%. Excluding clients acquired through acquisitions, the number of clients using our software solutions at June 30, 2026 increased by 7% to approximately 44,400 from approximately 41,650 at June 30, 2025.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the year ended June 30, 2026 decreased by $3.5 million, or 3%, to $120.0 million from $123.4 million for the year ended June 30, 2025. Interest income on funds held for clients decreased slightly as the negative impact from lower interest rates was mostly offset by positive impact from higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Year Ended June 30,			Change from 2024 to 2025		Change from 2025 to 2026
	2024	2025	2026	$	%	$	%
Cost of revenues	$441,729	$498,223	$545,824	$56,494	13%	$47,601	10%
Percentage of total revenues	31%	31%	31%
Gross profit margin	69%	69%	69%
Cost of revenues for the year ended June 30, 2026 increased by $47.6 million, or 10%, to $545.8 million from $498.2 million for the year ended June 30, 2025. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $26.0 million in additional employee-related costs, $10.7 million in additional processing and delivery related costs, and $10.6 million in increased internal-use software amortization. Gross profit margin was 69% for both years ended June 30, 2025 and 2026.
Operating Expenses
($ in thousands)
Sales and Marketing

	Year Ended June 30,			Change from 2024 to 2025		Change from 2025 to 2026
	2024	2025	2026	$	%	$	%
Sales and marketing	$334,954	$374,216	$393,878	$39,262	12%	$19,662	5%
Percentage of total revenues	24%	24%	22%
Sales and marketing expenses for the year ended June 30, 2026 increased by $19.7 million, or 5%, to $393.9 million from $374.2 million for the year ended June 30, 2025. The increase in sales and marketing expense was primarily due to $20.5 million of additional employee-related costs, partially offset by $3.7 million in lower stock-based compensation expense.
Research and Development

	Year Ended June 30,			Change from 2024 to 2025		Change from 2025 to 2026
	2024	2025	2026	$	%	$	%
Research and development	$178,333	$205,851	$221,389	$27,518	15%	$15,538	8%
Percentage of total revenues	13%	13%	12%
Research and development expenses for the year ended June 30, 2026 increased by $15.5 million, or 8%, to $221.4 million from $205.9 million for the year ended June 30, 2025. The increase in research and development expenses was primarily due to $16.3 million of additional employee-related costs related to additional development personnel, net of capitalized internal-use software costs, partially offset by $5.2 million in lower stock-based compensation expense.
General and Administrative

	Year Ended June 30,			Change from 2024 to 2025		Change from 2025 to 2026
	2024	2025	2026	$	%	$	%
General and administrative	$187,406	$212,907	$224,242	$25,501	14%	$11,335	5%
Percentage of total revenues	13%	13%	13%
General and administrative expenses for the year ended June 30, 2026 increased by $11.3 million, or 5%, to $224.2 million from $212.9 million for the year ended June 30, 2025. The increase in general and administrative expenses was primarily due to $6.8 million in additional stock-based compensation expense as compared to the prior fiscal year, largely driven by executive award forfeitures during the year ended June 30, 2025 and $6.5 million in additional employee-related costs.
Other Income (Expense)
Other income for the year ended June 30, 2026 decreased by $3.7 million as compared to the year ended June 30, 2025. The change in other income was primarily due to an $11.7 million reduction in interest earned on our cash and cash equivalents from lower average balances and lower interest rates, partially offset by a $7.2 million decrease in interest expense due to less borrowings under our revolving credit facility.
Income Tax Expense (Benefit)
Our effective tax rates were 26.5% and 30.4% for the years ended June 30, 2025 and 2026, respectively. Our effective tax rate for the year ended June 30, 2025 was higher than the federal statutory rate of 21% primarily due to state and local income taxes. Our effective tax rate for the year ended June 30, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls and state and local income taxes.
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
Internal-use software is amortized on a straight-line basis, generally over a two- to three-year period while certain projects that support our main processing activities are amortized over ten years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There was no impairment to capitalized internal-use software during the years ended June 30, 2024, 2025 or 2026. We capitalized $75.5 million, $75.9 million and $81.8 million of internal-use software costs for the years ended June 30, 2024, 2025 and 2026, respectively, including stock-based compensation costs of $14.4 million, $13.0 million and $11.8 million for the years ended June 30, 2024, 2025 and 2026, respectively. We amortized $45.2 million, $59.9 million and $70.5 million of capitalized internal-use software costs for the years ended June 30, 2024, 2025 and 2026, respectively.

Business Combinations

We include the results of businesses acquired in our consolidated financial statements from the date of acquisition. We allocate the purchase price consideration associated with our acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. The purchase price allocations require us to make significant judgments and estimates in determining such fair values, particularly related to the proprietary technology intangible asset. Such estimates used in valuation methodologies can include, but are not limited to, forecasted revenue growth rates, royalty rates, technology migration rates, and required rate of return. These estimates are inherently uncertain and may be refined over the measurement period. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill.

Change in Accounting Estimates

At the end of fiscal 2026, we reassessed the estimated period of benefit for deferred contract costs. Based on this assessment, which considered factors including average client life and growth in contract renewals beyond initial contract terms, we extended the estimated period of benefit from seven years to eight years effective as of June 30, 2026. This change in accounting estimate is accounted for on a prospective basis and is expected to increase fiscal 2027 Adjusted EBITDA margins by approximately 120 to 140 basis points. This change did not impact our financial statements for the fiscal year ended June 30, 2026.
Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of June 30, 2026, our principal sources of liquidity were $271.9 million of cash and cash equivalents. We maintain a credit agreement which provides for a $550.0 million revolving credit facility which may be increased up to $825.0 million. In September 2024, we borrowed $325.0 million under this credit facility to fund the October 2024 acquisition of Airbase Inc. We had $81.3 million in outstanding borrowings under this credit facility at June 30, 2026, as we repaid $162.5 million in the second half of fiscal 2025 and an additional $81.3 million in fiscal 2026. Refer to Notes 7 and 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on the Airbase acquisition and credit agreement, respectively.

In April 2024, our board of directors authorized the repurchase of up to $500 million of our common stock (the “Repurchase Program”). In July 2025 and April 2026, our board of directors approved $500 million and $1 billion increases, respectively, to the Repurchase Program. The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During fiscal 2024, we repurchased an aggregate of 1.1 million shares for approximately $150.0 million at an average cost per share of $142.82 under the Repurchase Program. During fiscal 2025, we repurchased 0.8 million shares for approximately $149.6 million at an average cost per share of $190.16 under the Repurchase Program. During fiscal 2026, we repurchased 2.8 million shares for approximately $398.1 million at an average cost per share of $144.67 under the Repurchase Program. Refer to Note 15 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional detail on our Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate debt issuances, asset-backed debt securities, certificates of deposit, U.S. treasury securities, U.S. government agency securities and other securities with credit quality ratings of A-1 or higher and as well as in money market funds. As of June 30, 2026, we did not have any corporate investments classified as available-for-sale securities.
In order to grow our business, we intend to increase our personnel and related expenses and to make investments in our platform, data centers and general infrastructure. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new clients and new personnel and the scale of our module development, data centers and other activities. Many of these investments will occur in advance of experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures, acquisitions, share repurchases and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand or utilize the remaining borrowing capacity under our credit facility to satisfy those needs.

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

Cash Flows
The following table sets forth data regarding cash flows for the periods indicated:

	Year Ended June 30,
	2024	2025	2026
Net cash provided by operating activities	$384,670	$418,226	$533,252
Cash flows from investing activities:
Purchases of available-for-sale securities	(304,465)	(260,997)	(271,378)
Proceeds from sales and maturities of available-for-sale securities	294,438	160,067	272,115
Capitalized internal-use software costs	(60,726)	(62,402)	(69,302)
Purchases of property and equipment	(18,028)	(13,073)	(36,152)
Acquisitions of businesses, net of cash and funds held for clients acquired	(12,031)	(277,851)	(49,183)
Other investing activities	(1,079)	(1,292)	(893)
Net cash used in investing activities	(101,891)	(455,548)	(154,793)
Cash flows from financing activities:
Net change in client fund obligations	325,056	(297,923)	514,173
Borrowings under credit facility	—	325,000	—
Repayment of credit facility	—	(162,500)	(81,250)
Repurchases of common shares	(150,000)	(149,638)	(398,113)
Proceeds from employee stock purchase plan	19,143	19,682	18,222
Taxes paid related to net share settlement of equity awards	(52,549)	(60,034)	(43,686)
Other financing activities	(72)	(408)	(365)
Net cash provided by (used in) financing activities	141,578	(325,821)	8,981
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$424,357	$(363,143)	$387,440
Operating Activities
Net cash provided by operating activities was $384.7 million, $418.2 million and $533.3 million for the years ended June 30, 2024, 2025 and 2026, respectively.
The change in net cash provided by operating activities from fiscal 2025 to fiscal 2026 was primarily due to improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) and lower income tax payments resulting from the provisions of the One Big Beautiful Bill Act, partially offset by changes in operating assets and liabilities over the same period.

Investing Activities
Net cash used in investing activities was $101.9 million, $455.5 million and $154.8 million, for the years ended June 30, 2024, 2025 and 2026, respectively. Net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we may invest a portion of our excess cash and cash equivalents and funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities from fiscal 2025 to fiscal 2026 was primarily due to a $228.7 million reduction in amounts paid for acquisitions, net of cash acquired, associated with the fiscal 2025 acquisition of Airbase. It was also attributable to a $112.0 million increase in proceeds from sales and maturities of available-for-sale securities, partially offset by a $23.1 increase in purchases of property and equipment as compared to the year ended June 30, 2025.
Financing Activities
Net cash provided by (used in) financing activities was $141.6 million, $(325.8) million and $9.0 million for the years ended June 30, 2024, 2025 and 2026, respectively. The change in net cash provided by (used in) financing activities from fiscal 2025 to fiscal 2026 was primarily due to the net change in client fund obligations of $812.1 million due to the timing of client funds collected and related remittance of those funds to client employees, taxing and other regulatory authorities and vendors and an $81.3 million increase in credit facility repayments during the year ended June 30, 2025 as compared to the current year. This was partially offset by $325.0 million in borrowings under our credit facility related to the acquisition of Airbase Inc. during the year ended June 30, 2025 and $248.5 in additional share repurchases during the year ended June 30, 2026.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $18.0 million, $13.1 million and $36.2 million for the years ended June 30, 2024, 2025 and 2026, respectively, exclusive of capitalized internal-use software costs of $60.7 million, $62.4 million, and $69.3 million for the same periods, respectively.
Contractual Obligations

At June 30, 2026, our principal commitments consist of $81.3 million in borrowings under our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $59.6 million in operating lease obligations, of which $11.7 million is due in the next twelve months. Refer to Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” for additional details on our lease activity. We also have $140.6 million in purchase obligations, of which $85.8 million is due in the next twelve months.
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
Interest Rate Risk
As of June 30, 2026, we had cash and cash equivalents of $271.9 million and funds held for clients of $3,210.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including money market funds, commercial paper, corporate bonds, asset-backed debt securities, U.S. treasury securities, and other securities. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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
Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $16.0 million as of June 30, 2026. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $16.5 million as of June 30, 2026. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data”, we entered into a first amendment to our credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $550.0 million, which may be increased up to $825.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) plus the SOFR Adjustment or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of June 30, 2026, we had $81.3 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation under the Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2026.
Our independent registered public accounting firm, which has audited our financial statements, has also audited the effectiveness of our internal control over financial reporting as of June 30, 2026, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
During the three months ended June 30, 2026, the following executive and director (as defined in Rule 16a-1(f)) modified a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold	Duration(1)	Action Date	Expiration Date
Steven R. Beauchamp Executive Chairman and Director	160,000(2)(3)	August 14, 2026 - January 31, 2027	May 15, 2026	January 31, 2027

(1)    The Rule 10b5-1trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.
(2)    Includes 100,000 shares held directly by Mr. Beauchamp and 60,000 shares to be sold by the IRIE Family Trust for the benefit of Mr. Beauchamp’s children and for which Mr. Beauchamp's spouse serves as the trustee.
(3)    The number of shares that will be sold is determined, in part, based on pricing triggers outlined in the Rule 10b5-1 trading arrangement.

No directors or officers entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended June 30, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2027 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 11.    Executive Compensation.
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2027 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2027 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2027 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Audit Firm ID: 185.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2027 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Documents Filed with Report
(1)Financial Statements.
(2)Exhibits.
The information required by this Item is set forth on the Exhibit Index immediately following this page.
Item 16.    Form 10-K Summary.
None.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-36348	3.1	December 4, 2023

3.2	Third Amended and Restated By-Laws of the Registrant.	8-K	001-36348	3.2	December 4, 2023

4.1	Amended and Restated Investor Rights Agreement, dated June 29, 2012.	S-1	333-193661	4.1	January 30, 2014

4.2	Description of Securities.	10-K	001-36348	4.2	August 2, 2024

10.1	Form of Indemnification Agreement for directors and officers.	S-1	333-193661	10.2	January 30, 2014

10.2†	2014 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-193661	10.4	February 14, 2014

10.2.1†	Form of Market Stock Units Notice of Grant and Award Agreement under the 2014 Equity Incentive Plan.	8-K	001-36348	10.1	August 18, 2020

10.2.2†	Form of Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2014 Equity Incentive Plan.	10-Q	001-36348	10.5	May 6, 2022

10.3†	Amended and Restated 2023 Equity Incentive Plan.	8-K	001-36348	10.1	December 5, 2025

10.3.1†	Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	8-K	001-36348	10.3	December 4, 2023

10.3.2†	Form of Performance Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	10-Q	001-36348	10.2	October 31, 2024

10.3.3†	Form of Performance Stock Unit Notice of Grant and Award Agreement (California) under 2023 Equity Incentive Plan.	10-Q	001-36348	10.3	October 31, 2024

10.3.4†	Form of Market Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	10-Q	001-36348	10.4	October 31, 2024

10.3.5†	Form of Market Stock Unit Notice of Grant and Award Agreement (California) under 2023 Equity Incentive Plan.	10-Q	001-36348	10.5	October 31, 2024

10.3.6†	Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement under 2023 Equity Incentive Plan.	10-Q	001-36348	10.1	November 5, 2025

10.3.7†	Form of U.S. Executive Restricted Stock Unit Notice of Grant and Award Agreement (for California Participants Executive and Board) under 2023 Equity Incentive Plan.	10-Q	001-36348	10.2	November 5, 2025

10.4†	2014 Employee Stock Purchase Plan.	S-1/A	333-193661	10.9	February 14, 2014

10.5†	Second Amendment to Executive Employment Agreement between Paylocity Corporation and Steven R. Beauchamp, dated August 5, 2024.	10-Q	001-36348	10.7	October 31, 2024

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6†	Amendment to Executive Employment Agreement between Paylocity Corporation and Toby J. Williams, dated August 5, 2024.	10-Q	001-36348	10.6	October 31, 2024

10.7†	Amended and Restated Executive Employment Agreement between Paylocity Corporation and Ryan Glenn, dated March 11, 2022.	8-K	001-36348	10.2	March 14, 2022

10.8†	Executive Employment Agreement between Paylocity Corporation and Joshua Scutt, dated August 16, 2021.	10-K	001-36348	10.15	August 4, 2023

10.9†	Executive Employment Agreement between Paylocity Corporation and Andrew Cappotelli, dated May 13, 2024.	10-K	001-36348	10.10	August 2, 2024

10.10†	Executive Employment Agreement between Paylocity Corporation and Melissa King, dated December 16, 2024.	10-K	001-36348	10.10	August 6, 2025

10.11†*	Executive Employment Agreement between Paylocity Corporation and Nicholas Rost, dated April 23, 2026.

10.12	Multi-Tenant Office Lease Agreement, dated June 1, 2016, by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C.	8-K	001-36348	10.1	June 2, 2016

10.13	Amendments to Multi-Tenant Office Lease Agreement dated June 1, 2016 by and between Paylocity Corporation and RPAI Schaumburg American Lane, L.L.C. and Landmark Schaumburg Towers LP.	10-Q	001-36348	10.4	February 9, 2024

10.14	Credit Agreement by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC, as sole lead arranger and sole bookrunner, dated July 17, 2019.	8-K	001-36348	10.1	July 17, 2019

10.15	First Amendment to Credit Agreement and Security Agreement, dated as of August 19, 2022, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets, LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners.	8-K	001-36348	10.1	August 22, 2022

10.16	Second Amendment to Credit Agreement, dated as of October 1, 2024, by and among Paylocity Holding Corporation, the Guarantor party thereto, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent.	8-K	001-36348	2.1	February 7, 2025

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	Agreement and Plan of Merger, dated August 29, 2024, by and among Paylocity Corporation, Project Alpine Merger Sub, Inc. Airbase Inc and Shareholder Representative Services LLC.	8-K	001-36348	2.1	September 4, 2024

19.1	Paylocity Holding Corporation Insider Trading Policy.	10-K	001-36348	19.1	August 2, 2024

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Report on Form 10-K).

31.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

PAYLOCITY HOLDING CORPORATION

Date: August 5, 2026	By:	/s/ Toby J. Williams
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

Signature	Title	Date

/s/ Toby J. Williams	President, Chief Executive Officer (Principal Executive Officer) and Director	August 5, 2026
Toby J. Williams

/s/ Ryan Glenn	Chief Financial Officer (Principal Financial Officer)	August 5, 2026
Ryan Glenn

/s/ Nicholas Rost	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	August 5, 2026
Nicholas Rost

/s/ Steven R. Beauchamp	Executive Chairman of the Board and Director	August 5, 2026
Steven R. Beauchamp

/s/ Linda M. Breard	Director	August 5, 2026
Linda M. Breard

/s/ Virginia G. Breen	Director	August 5, 2026
Virginia G. Breen

/s/ Craig A. Conway	Director	August 5, 2026
Craig A. Conway

/s/ Robin L. Pederson	Director	August 5, 2026
Robin L. Pederson

/s/ Andres D. Reiner	Director	August 5, 2026
Andres D. Reiner

/s/ Kenneth B. Robinson	Director	August 5, 2026
Kenneth B. Robinson

/s/ Steven I. Sarowitz	Director	August 5, 2026
Steven I. Sarowitz

/s/ Ronald V. Waters, III	Director	August 5, 2026
Ronald V. Waters, III

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Paylocity Holding Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Paylocity Holding Corporation and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Capitalized internal-use software development costs
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company capitalizes certain internal-use software costs related to new products as well as existing products when those costs will result in significant additional functionality. The Company’s capitalized internal-use software asset, net of accumulated amortization, was $143.6 million as of June 30, 2026. The Company capitalized approximately $81.8 million of internal-use software costs during the year ended June 30, 2026.
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
Chicago, Illinois
August 5, 2026

PAYLOCITY HOLDING CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,
	2025	2026
Assets
Current assets:
Cash and cash equivalents	$398,070	$271,917
Accounts receivable, net	41,642	50,093
Deferred contract costs	117,177	132,960
Prepaid expenses and other	50,943	57,582
Total current assets before funds held for clients	607,832	512,552
Funds held for clients	2,704,137	3,210,504
Total current assets	3,311,969	3,723,056
Capitalized internal-use software, net	132,317	143,594
Property and equipment, net	54,210	71,403
Operating lease right-of-use assets	35,997	33,137
Intangible assets, net	92,671	86,140
Goodwill	343,100	378,964
Long-term deferred contract costs	393,671	426,226
Long‑term prepaid expenses and other	7,739	10,363
Deferred income tax assets	17,754	11,475
Total assets	$4,389,428	$4,884,358

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,347	$10,944
Accrued expenses	193,081	200,279
Total current liabilities before client fund obligations	210,428	211,223
Client fund obligations	2,694,842	3,209,015
Total current liabilities	2,905,270	3,420,238
Long-term debt	162,500	81,250
Long-term operating lease liabilities	46,772	42,200
Other long-term liabilities	8,580	12,930
Deferred income tax liabilities	32,559	106,323
Total liabilities	$3,155,681	$3,662,941
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2025 and June 30, 2026	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2025 and June 30, 2026; 55,366 shares issued and outstanding at June 30, 2025 and 53,271 shares issued and outstanding at June 30, 2026	55	53
Additional paid-in capital	327,518	52,271
Retained earnings	900,583	1,170,324
Accumulated other comprehensive income (loss)	5,591	(1,231)
Total stockholders' equity	$1,233,747	$1,221,417
Total liabilities and stockholders’ equity	$4,389,428	$4,884,358
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended June 30,
	2024	2025	2026
Revenues:
Recurring and other revenue	$1,281,680	$1,471,801	$1,651,362
Interest income on funds held for clients	120,835	123,420	119,964
Total revenues	1,402,515	1,595,221	1,771,326
Cost of revenues	441,729	498,223	545,824
Gross profit	960,786	1,096,998	1,225,502
Operating expenses:
Sales and marketing	334,954	374,216	393,878
Research and development	178,333	205,851	221,389
General and administrative	187,406	212,907	224,242
Total operating expenses	700,693	792,974	839,509
Operating income	260,093	304,024	385,993
Other income	16,922	5,039	1,310
Income before income taxes	277,015	309,063	387,303
Income tax expense	70,249	81,936	117,562
Net income	$206,766	$227,127	$269,741
Other comprehensive income (loss), net of tax	3,579	6,527	(6,822)
Comprehensive income	$210,345	$233,654	$262,919

Net income per share:
Basic	$3.68	$4.08	$4.99
Diluted	$3.63	$4.02	$4.92

Weighted-average shares used in computing net income per share:
Basic	56,214	55,649	54,082
Diluted	56,976	56,550	54,770
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	55,912	$56	$380,632	$466,690	$(4,515)	$842,863
Stock-based compensation	—	—	163,602	—	—	163,602
Stock options exercised	121	—	2,083	—	—	2,083
Issuance of common stock upon vesting of equity awards	684	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	149	—	19,143	—	—	19,143
Net settlement for taxes and/or exercise price related to equity awards	(302)	—	(54,632)	—	—	(54,632)
Repurchases of common shares	(1,050)	—	(150,340)	—	—	(150,340)
Unrealized gains on securities, net of tax	—	—	—	—	3,579	3,579
Net income	—	—	—	206,766	—	206,766
Balances at June 30, 2024	55,514	$56	$360,488	$673,456	$(936)	$1,033,064
Stock-based compensation	—	—	157,337	—	—	157,337
Stock options exercised	167	—	4,692	—	—	4,692
Issuance of common stock upon vesting of equity awards	704	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127	—	19,682	—	—	19,682
Net settlement for taxes and/or exercise price related to equity awards	(359)	—	(64,725)	—	—	(64,725)
Repurchases of common shares	(787)	(1)	(149,956)	—	—	(149,957)
Unrealized gains on securities, net of tax	—	—	—	—	6,300	6,300
Foreign currency translation adjustments	—	—	—	—	227	227
Net income	—	—	—	227,127	—	227,127
Balances at June 30, 2025	55,366	$55	$327,518	$900,583	$5,591	$1,233,747
Stock-based compensation	—	—	151,422	—	—	151,422
Issuance of common stock upon vesting of equity awards	802	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	171	—	18,222	—	—	18,222
Net settlement for taxes related to equity awards	(316)	—	(43,686)	—	—	(43,686)
Repurchases of common shares	(2,752)	(2)	(401,205)	—	—	(401,207)
Unrealized losses on securities, net of tax	—	—	—	—	(6,257)	(6,257)
Foreign currency translation adjustments		—	—	—	(565)	(565)
Net income	—	—	—	269,741	—	269,741
Balances at June 30, 2026	53,271	$53	$52,271	$1,170,324	$(1,231)	$1,221,417
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2024	2025	2026
Cash flows from operating activities:
Net income	$206,766	$227,127	$269,741
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	146,032	142,820	138,657
Depreciation and amortization expense	76,426	99,636	111,797
Deferred income tax expense (benefit)	27,835	(3,208)	82,947
Provision for credit losses	1,565	1,382	1,905
Net amortization of premiums (accretion of discounts) on available-for-sale securities	(4,378)	(2,025)	(1,498)
Other	(962)	1,045	1,350
Changes in operating assets and liabilities:
Accounts receivable	(8,186)	(3,557)	(7,929)
Deferred contract costs	(70,337)	(62,922)	(47,933)
Prepaid expenses and other	(5,829)	(7,819)	(11,205)
Accounts payable	2,423	7,287	(6,472)
Accrued expenses and other	13,315	18,460	1,892
Net cash provided by operating activities	384,670	418,226	533,252
Cash flows from investing activities:
Purchases of available-for-sale securities	(304,465)	(260,997)	(271,378)
Proceeds from sales and maturities of available-for-sale securities	294,438	160,067	272,115
Capitalized internal-use software costs	(60,726)	(62,402)	(69,302)
Purchases of property and equipment	(18,028)	(13,073)	(36,152)
Acquisitions of businesses, net of cash and funds held for clients acquired	(12,031)	(277,851)	(49,183)
Other investing activities	(1,079)	(1,292)	(893)
Net cash used in investing activities	(101,891)	(455,548)	(154,793)
Cash flows from financing activities:
Net change in client fund obligations	325,056	(297,923)	514,173
Borrowings under credit facility	—	325,000	—
Repayment of credit facility	—	(162,500)	(81,250)
Repurchases of common shares	(150,000)	(149,638)	(398,113)
Proceeds from employee stock purchase plan	19,143	19,682	18,222
Taxes paid related to net share settlement of equity awards	(52,549)	(60,034)	(43,686)
Other financing activities	(72)	(408)	(365)
Net cash provided by (used in) financing activities	141,578	(325,821)	8,981
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	424,357	(363,143)	387,440
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of year	2,421,312	2,845,669	2,482,526
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of year	$2,845,669	$2,482,526	$2,869,966
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and internal-use software, accrued but not paid	$1,118	$1,833	$1,328
Liabilities assumed for acquisitions	$378	$55,730	$4,037
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$494	$12,758	$5,570
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$401,811	$398,070	$271,917
Funds held for clients' cash and cash equivalents	2,443,858	2,084,456	2,598,049
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,845,669	$2,482,526	$2,869,966
See accompanying notes to consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business
Paylocity Holding Corporation (the “Company”) is a cloud-based provider of human capital management (“HCM”), finance and IT software solutions. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company offers a product suite that enables businesses streamline HR, finance, and IT operations, manage spend and talent, and build culture and connection with artificial intelligence (“AI”) embedded directly into everyday workflows.
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

The Company evaluates whether a decline in an individual security’s fair value as compared to its amortized cost basis resulted from credit loss or other factors. If the Company determines that an individual security’s unrealized loss results from credit impairment, it compares the present value of cash flows expected to be collected from the impaired security with its amortized cost basis. If the security’s amortized cost basis exceeds the present value of expected cash flows, the Company records credit impairment loss through an allowance for credit loss. The Company did not recognize any credit impairment losses during the years ended June 30, 2024, 2025 or 2026.
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll, tax and spend management payment obligations and are recorded in the accompanying Consolidated Balance Sheets at the time that the Company obtains funds from clients. The client fund obligations represent liabilities that will be repaid within one year of the balance sheet date.
(e) Accounts Receivable, Net
Accounts receivable is comprised of trade receivables, accrued interest on funds held for clients and other receivables. Trade receivables are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are generally included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for credit losses reflecting expected credit losses in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for credit losses quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its clients.
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
The Company utilizes the portfolio approach to account for both the cost of obtaining a contract and the cost of fulfilling a contract. These capitalized costs are amortized over the expected period of benefit, which the Company increased from 7 years to 8 years effective June 30, 2026, on a prospective basis, based on the Company’s average client life and growth of term contract renewals beyond their initial terms. This change did not impact the Company’s financial statements for the fiscal year ended June 30, 2026. The Company does not incur any additional costs to obtain or fulfill contracts upon renewal. The Company recognizes additional selling and commission costs and fulfillment costs when an existing client purchases additional services. These additional costs only relate to the additional services purchased and do not relate to the renewal of previous services. Management evaluates deferred contract costs for impairment if changes in circumstances occur that could impact the recoverability of the costs to obtain or fulfill contracts with the Company’s customers.
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
The Company performs its annual impairment review of goodwill in its fiscal fourth quarter or when a triggering event occurs between annual impairment tests. No impairment was recorded in fiscal 2024, 2025 or 2026 as a result of the Company’s qualitative assessments over its single reporting unit.

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
The Company derives its revenue from contracts substantially all from recurring service fees. While the majority of its agreements are generally cancellable by the client on 60 days’ notice or less, the Company offers term agreements to its clients, which are generally two years in length. Recurring fees are mostly derived from cloud-based payroll and HCM software solutions which includes payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HCM-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis.
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
(p) Cost of Revenues
Cost of revenues consists primarily of employee-related costs for ongoing client support and implementation activities and also includes amortization of capitalized internal-use software and certain acquired intangibles. The Company generally expenses these costs when incurred except for costs related to the implementation of the Company’s proprietary products. These costs are capitalized and amortized over the expected period of benefit, which the Company increased from 7 years to 8 years effective June 30, 2026, on a prospective basis.

(q) Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $22,414, $19,803 and $21,307 for the years ended June 30, 2024, 2025 and 2026, respectively.
(r) Stock-Based Compensation
The Company recognizes stock-based compensation as a cost in the financial statements. Equity-classified awards, comprised of restricted stock units, performance stock units and market share units, are measured at the grant date fair value of each award and expense is recognized, net of assumed forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of each award. For market share units, the Company estimates grant date fair value using a discrete model based on multiple stock price-paths developed through the use of Monte Carlo simulation. For estimated shares purchasable under the 2014 Employee Stock Purchase Plan (“ESPP”), the Company estimates grant date fair value using the Black-Scholes option-pricing model and recognizes applicable expense on a straight-line basis over each purchase period. The Company may update the assumed forfeiture rates based on historical experience as appropriate.
(s) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(t) Segment Information
The Company’s chief operating decision maker reviews the financial results of the Company in total when evaluating financial performance and for purposes of allocating resources. The Company has thus determined that it operates in a single operating and reportable segment.
(u) Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted this ASU on a prospective basis for the fiscal year ended June 30, 2026. Refer to Note 14 for the Company’s disclosures under this standard.
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
(3) Revenue
The following table disaggregates revenue by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Year Ended June 30,
	2024	2025	2026
Recurring fees	$1,227,150	$1,409,896	$1,587,508
Implementation services and other	54,530	61,905	63,854
Total revenues from contracts	$1,281,680	$1,471,801	$1,651,362
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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Year Ended June 30,
	2025	2026
Balance at beginning of the year	$24,883	$28,306
Deferral of revenue	48,468	52,542
Revenue recognized	(45,045)	(45,399)
Balance at end of the year	$28,306	$35,449
Deferred revenue related to these nonrefundable upfront fees are recorded within Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances of $26,430 in fiscal 2027, $7,942 in fiscal 2028, and $1,077 thereafter.
Deferred contract costs
The following tables present the deferred contract costs balances and the related amortization expense for these deferred contract costs:

	Year Ended June 30, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$250,136	$93,281	$(61,327)	$282,090
Costs to fulfill a contract	195,726	80,833	(47,801)	228,758
Total	$445,862	$174,114	$(109,128)	$510,848

	Year Ended June 30, 2026
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$282,090	$101,253	$(71,559)	$311,784
Costs to fulfill a contract	228,758	75,877	(57,233)	247,402
Total	$510,848	$177,130	$(128,792)	$559,186
Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Consolidated Statements of Operations and Comprehensive Income. The Company did not record any impairment losses associated with its deferred contract costs during the years ended June 30, 2024, 2025 or 2026.
Remaining Performance Obligations
The Company has applied the practical expedients as allowed under Topic 606 and elects not to disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations. The value of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $237,614 as of June 30, 2026, which will be generally recognized over the next 24 months.
(4) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2025
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$398,070	$—	$—	$398,070
Funds held for clients' cash and cash equivalents	2,084,456	—	—	2,084,456
Available-for-sale securities:
Corporate bonds	372,171	6,497	(76)	378,592
Asset-backed securities	51,709	476	(7)	52,178
Certificates of deposit	61,681	9	(3)	61,687
U.S treasury securities	84,889	402	(27)	85,264
Commercial paper	17,273	—	(1)	17,272
Other	24,378	310	—	24,688
Total available-for-sale securities	612,101	7,694	(114)	619,681
Total investments	$3,094,627	$7,694	$(114)	$3,102,207

	June 30, 2026
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$271,917	$—	$—	$271,917
Funds held for clients' cash and cash equivalents	2,598,049	—	—	2,598,049
Available-for-sale securities:

Corporate bonds	506,538	2,571	(3,439)	505,670
Asset-backed securities	38,987	97	(107)	38,977
U.S treasury securities	38,800	41	(19)	38,822
Other	29,016	154	(184)	28,986
Total available-for-sale securities	613,341	2,863	(3,749)	612,455
Total investments	$3,483,307	$2,863	$(3,749)	$3,482,421
All available-for-sale securities were included in Funds held for clients at June 30, 2025 and 2026.
Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds as of June 30, 2025 and 2026.
Classification of investments on the consolidated balance sheets was as follows:

	June 30,
	2025	2026
Cash and cash equivalents	$398,070	$271,917
Funds held for clients	2,704,137	3,210,504
Total investments	$3,102,207	$3,482,421
Available-for-sale securities that have been in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2025 and 2026 had fair market value as follows:

	June 30, 2025
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(9)	$10,002	$(67)	$8,279	$(76)	$18,281
Asset-backed securities	(4)	4,154	(3)	2,948	(7)	7,102
Certificates of deposit	(3)	19,468	—	—	(3)	19,468
U.S. treasury securities	(25)	37,581	(2)	998	(27)	38,579
Commercial paper	(1)	17,272	—	—	(1)	17,272
Total available-for-sale securities	$(42)	$88,477	$(72)	$12,225	$(114)	$100,702

	June 30, 2026
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(3,431)	253,572	$(8)	$1,947	$(3,439)	$255,519
Asset-backed securities	(107)	18,105	—	—	(107)	18,105
U.S. treasury securities	(19)	31,823	—	—	(19)	31,823
Other	(184)	12,235	—	—	(184)	12,235
Total available-for-sale securities	$(3,741)	$315,735	$(8)	$1,947	$(3,749)	$317,682
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the years ended June 30, 2024, 2025 or 2026. All securities in the Company's portfolio held an A rating or better as of June 30, 2026.
The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the years ended June 30, 2024, 2025 or 2026. Gross realized gains and losses on the sale of available-for-sale securities were immaterial for the years ended June 30, 2024, 2025 and 2026.
Expected maturities of available-for-sale securities at June 30, 2026 were as follows:

	Amortized cost	Fair value
One year or less	$65,383	$65,587
One year to two years	49,381	49,489
Two years to three years	191,146	192,912
Three years to five years	297,696	294,659
Five years and thereafter	9,735	9,808
Total available-for-sale securities	$613,341	$612,455
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
The Company measures cash and cash equivalents, funds held for clients' cash and cash equivalents, accounts receivable, accounts payable and client fund obligations at fair value on a recurring basis using Level 1 inputs and borrowings under its credit facility using Level 2 inputs. The Company considers the recorded value of these financial assets and liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2025 and 2026 based upon the short-term nature of these assets and liabilities.

Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, U.S. treasury securities and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2025 or 2026.
The fair value level for the Company’s cash and cash equivalents and available-for-sale securities was as follows:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$398,070	$398,070	$—	$—
Funds held for clients' cash and cash equivalents	2,084,456	2,084,456	—	—
Available-for-sale securities:
Corporate bonds	378,592	—	378,592	—
Asset-backed securities	52,178	—	52,178	—
Certificates of deposit	61,687	—	61,687	—
U.S. treasury securities	85,264	—	85,264	—
Commercial paper	17,272	—	17,272	—
Other	24,688	—	24,688	—
Total available-for-sale securities	619,681	—	619,681	—
Total investments	$3,102,207	$2,482,526	$619,681	$—

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$271,917	$271,917	$—	$—
Funds held for clients' cash and cash equivalents	2,598,049	2,598,049	—	—
Available-for-sale securities:

Corporate bonds	505,670	—	505,670	—
Asset-backed securities	38,977	—	38,977	—
U.S. treasury securities	38,822	—	38,822	—
Other	28,986	—	28,986	—
Total available-for-sale securities	612,455	—	612,455	—
Total investments	$3,482,421	$2,869,966	$612,455	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 7 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis using Level 3 inputs.

(6) Accounts Receivable, Net
The components of accounts receivable were as follows:

	Year Ended June 30,
	2025	2026
Trade receivables	$25,461	$35,153
Accrued interest on funds held for clients	10,320	9,487
Other	8,698	8,765
Gross accounts receivable	44,479	53,405
Allowance for credit losses	(2,837)	(3,312)
Accounts receivable, net	$41,642	$50,093
Activity in the allowance for credit losses related to accounts receivable was as follows:

	Year Ended June 30,
	2024	2025	2026
Balance at the beginning of the year	$1,620	$2,375	$2,837
Charged to expense	1,565	1,382	1,905
Write-offs	(810)	(1,168)	(1,494)
Additions due to acquisition	—	248	64
Balance at the end of the year	$2,375	$2,837	$3,312
(7) Business Combinations
The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized assets and liabilities at their fair values as of the date of acquisitions, with the excess recorded to goodwill. The results of these acquisitions have been included in the Company’s consolidated financial statements since their respective closing dates. The goodwill related to these transactions is primarily attributable to the assembled workforce and growth opportunities from the expansion and enhancement of the Company’s product offerings and is not deductible for income tax purposes. Direct costs related to these acquisitions were not material and were expensed as incurred primarily as General and administrative in the Consolidated Statements of Operations and Comprehensive Income.
TraceHQ.com Inc.
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
Airbase Inc.
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

The Company’s fair value estimate of the acquired proprietary technology is based on a relief from royalty rate methodology which includes, but is not limited to, forecasted revenue growth rates, royalty rates, technology migration rates and required rate of return.
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
Grayscale Labs, Inc.
On April 6, 2026, the Company acquired all of the outstanding shares of Grayscale Labs, Inc. ("Grayscale") through a merger for cash consideration of $50,240, subject to working capital and other customary purchase price adjustments. Grayscale is an AI-powered recruiting automation company. This acquisition expands the Company's recruiting capabilities with AI-powered automation to enable its clients to engage candidates earlier and move faster through time-sensitive hiring workflows. The preliminary allocation of the purchase price for Grayscale was approximately $35,806 of goodwill, $11,600 of proprietary technology, $3,200 of client relationships and other immaterial assets and liabilities. The fair values of the assets acquired and liabilities assumed due to this acquisition are currently provisional and are subject to change over the measurement period. The measurement period will end no later than one year from the acquisition date. Pro forma information is not presented for the Grayscale acquisition because the effects of the acquisition are not material to the Company’s consolidated financial statements.

(8) Capitalized Internal-Use Software
Capitalized internal-use software and accumulated amortization were as follows:

	June 30,
	2025	2026
Capitalized internal-use software	$400,122	$481,895
Accumulated amortization	(267,805)	(338,301)
Capitalized internal-use software, net	$132,317	$143,594
Amortization of capitalized internal-use software amounted to $45,246, $59,948 and $70,496 for the years ended June 30, 2024, 2025 and 2026, respectively and is included in Cost of revenues.
(9) Property and Equipment
The major classes of property and equipment were as follows:

	June 30,
	2025	2026
Office equipment	$2,779	$2,898
Computer equipment	67,372	82,131
Furniture and fixtures	13,317	15,789
Software	12,793	13,455
Leasehold improvements	50,747	60,979
Time clocks rented by clients	10,913	12,249
Total	157,921	187,501
Accumulated depreciation	(103,711)	(116,098)
Property and equipment, net	$54,210	$71,403
Depreciation expense amounted to $20,744, $20,568 and $19,970 for the years ended June 30, 2024, 2025 and 2026, respectively.
(10) Goodwill and Intangible Assets
The following table summarizes changes in goodwill during the years presented below:

	Year Ended June 30,
	2025	2026
Balance at beginning of year	$108,937	$343,100
Additions attributable to acquisitions	234,237	35,806
Measurement period adjustments	(74)	58
Balance at end of year	$343,100	$378,964
Refer to Note 7 for further details on acquisition activity during the years ended June 30, 2025 and 2026.

The Company’s amortizable intangible assets and estimated useful lives were as follows:

	June 30,		Weighted average useful life (years)
	2025	2026
Proprietary technology	$122,529	$134,129	6.4
Client relationships	26,000	29,200	7.1
Non-solicitation agreements	4,000	4,000	3.7
Trade names	3,740	3,740	5.0
Total	156,269	171,069
Accumulated amortization	(63,598)	(84,929)
Intangible assets, net	$92,671	$86,140
Amortization expense for acquired intangible assets was $10,436, $19,120 and $21,331 for the years ended June 30, 2024, 2025 and 2026, respectively, and is included in Cost of revenues and General and administrative.
Future amortization expense for acquired intangible assets was as follows as of June 30, 2026:

Fiscal 2027	$21,216
Fiscal 2028	19,351
Fiscal 2029	15,885
Fiscal 2030	13,998
Fiscal 2031	13,004
Thereafter	2,686
Total	$86,140
(11) Accrued Expenses
The components of accrued expenses were as follows:

	June 30,
	2025	2026
Accrued payroll and personnel costs	$106,808	$108,617
Operating lease liabilities	8,621	9,522
Deferred revenue	35,721	42,581
Other	41,931	39,559
Total accrued expenses	$193,081	$200,279
(12) Debt
The Company maintains a revolving credit agreement with PNC Bank, National Association, and other lenders, which is secured by substantially all of the Company’s assets, subject to certain restrictions. The credit agreement provides for a senior secured revolving credit facility (“credit facility”) with borrowing capacity up to $550,000, which may be increased up to $825,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility is scheduled to expire in August 2027, and any outstanding borrowings will mature and be payable upon expiration. During fiscal 2025, the Company borrowed $325,000 to fund the acquisition of Airbase Inc. in October 2024, of which it repaid $162,500 during fiscal 2025 and an additional $81,250 during fiscal 2026. As a result, $81,250 remained outstanding at June 30, 2026. Refer to Note 7 for further details on the Company's acquisition of Airbase Inc. The Company incurred interest expense related to any borrowings at an average interest rate of 4.20% and 5.07% during the year ended June 30, 2025 and 2026.

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
Any borrowings under the credit facility will bear interest, at the Company’s option, at a rate per annum determined by reference to either the Term Secured Overnight Financing Rate (“SOFR”) rate plus the SOFR Adjustment or an adjusted base rate, in each case plus an applicable margin ranging from 0.875% to 1.500% and 0.00% to 0.500%, respectively, based on the then-applicable net total leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, (with a step up to 4.50 to 1.00 for the 4 consecutive fiscal quarters following a fiscal quarter in which certain permitted acquisitions are consummated), and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of June 30, 2026, the Company was in compliance with all of the aforementioned covenants.
(13) Leases
The Company primarily leases office space under non-cancellable operating leases expiring on various dates from January 2027 through January 2037. The leases provide for increasing annual base rents and oblige the Company to fund its proportionate share of operating expenses and, in certain cases, real estate taxes. The Company also leases various types of office and production related equipment under non-cancellable operating leases expiring on various dates from July 2026 through September 2028.
The components of operating lease expense were as follows:

	Year Ended June 30,
	2024	2025	2026
Operating lease cost	$8,590	$8,772	$8,831
Short-term lease cost	568	1,378	1,727
Variable lease cost	4,614	4,871	5,194
Total lease costs	$13,772	$15,021	$15,752
Operating lease cost excludes $4,283 in lease exit gains recorded during the year ended June 30, 2024.
The classification of the Company’s operating lease right-of-use assets, operating lease liabilities and other supplemental information related to the Company’s operating leases were as follows:

	June 30,
	2025	2026
Operating lease right-of-use assets	$35,997	$33,137
Accrued expenses	$8,621	$9,522
Long-term operating lease liabilities	$46,772	$42,200
Weighted-average remaining lease term (years)	6.3	5.7
Weighted-average discount rate	4.88%	5.05%

The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended June 30,
	2024	2025	2026
Cash paid for amounts included in the measurement of operating lease liabilities	$9,855	$9,850	$10,058
Operating lease assets obtained in exchange for new liabilities	$1,059	$8,437	$1,136
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet were as follows as of June 30, 2026:

Fiscal 2027	$11,738
Fiscal 2028	11,429
Fiscal 2029	9,771
Fiscal 2030	9,388
Fiscal 2031	6,566
Thereafter	10,732
Total undiscounted cash flows	59,624
Less: Present value discount	(7,902)
Total operating lease liabilities	$51,722
The table above excludes $8,563 of undiscounted future minimum lease payments for operating lease liabilities for office space that had not yet commenced for a term of 10.6 years.
(14) Income Taxes
(a) Income before Income Taxes
Income before income taxes for the year ended June 30, 2026 consisted of the following:

Domestic	$382,102
Foreign	5,201
Total	$387,303
(b) Income Taxes
Income tax expense for the years ended June 30, 2024, 2025 and 2026 consisted of the following:

	Year Ended June 30,
	2024	2025	2026
Current taxes
Federal	$30,900	$65,188	$13,040
State and local	11,524	18,918	20,609
International	—	999	1,002
Deferred taxes:
Federal	26,438	(4,072)	75,459
State and local	1,387	940	8,425
International	—	(37)	(973)
Total income tax expense	$70,249	$81,936	$117,562

(c) Tax Rate Reconciliation
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the year ended June 30, 2026 to pretax income as a result of the following:

	Year Ended June 30,
	2026
U.S. federal statutory tax rate	$81,333	21.0%
State and local income taxes, net of federal income tax effect (i)	24,707	6.4
Foreign tax effects	(1,064)	(0.3)
Effect of cross-border tax laws	283	0.1
Tax credits
Research and development tax credits	(9,518)	(2.4)
Other credits	(233)	(0.1)
Changes in unrecognized tax benefits	1,234	0.3
Non-taxable or non-deductible items
Stock-based compensation	18,318	4.7
Other non-deductible expenses	2,502	0.7
Effective tax rate	$117,562	30.4%
(i) State taxes in California, Illinois, Florida and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended June 30, 2024 and 2025 to pretax income as a result of the following:

	Year Ended June 30,
	2024	2025
Income tax expense at statutory federal rate	21.0%	21.0%
Increase (reduction) in income taxes resulting from:
Research and development credit and other credits	(2.9)	(2.0)
Non-deductible expenses	0.7	0.5
Change in valuation allowance	(0.5)	—
Stock-based compensation expense	2.7	1.8
State and local income taxes, net of federal income tax benefit	4.3	5.1
Other	0.1	0.1
	25.4%	26.5%
The effective tax rate for the years ended June 30, 2024, 2025 and 2026 was 25.4%, 26.5% and 30.4%, respectively, on pre-tax income of $277,015, $309,063 and $387,303, respectively. The increase in the effective tax rate for the years ended June 30, 2024 and 2025 were primarily due to state and local income tax. The increase in effective tax rate for the year ended June 30, 2026 was due to stock-based compensation shortfalls and state and local income taxes.

(d) Income Taxes Paid
The summary of income taxes paid by jurisdiction for the year ended June 30, 2026:

Year Ended June 30,
2026
Federal	$13,100
State and local income taxes
California	3,657
Florida	2,723
Other states	13,023
Foreign taxes	652
Total income taxes paid	$33,155
The amount of cash taxes paid by the Company during the years ended June 30, 2024 and 2025 was $47,619 million and $86,100, respectively.
(e) Components of Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2025 and 2026 are presented below.

	June 30,
	2025	2026
Deferred tax assets:
Operating lease liabilities	$14,457	$13,150
Accrued expenses	23,101	24,191
Stock-based compensation	25,970	19,524
Net operating loss carryforwards	20,471	16,352
Federal and state tax credits	16,196	16,116
Research and development costs	60,611	4,723
Other	—	1
Total deferred tax assets	160,806	94,057
Valuation allowance	(232)	(2,954)
Net deferred tax assets	160,574	91,103
Deferred tax liabilities:
Deferred contract costs	(134,448)	(145,341)
Operating lease right-of-use assets	(9,400)	(8,328)
Intangible assets	(20,269)	(20,184)
Depreciation	(8,976)	(12,098)
Other	(2,286)	—
Total deferred tax liabilities	(175,379)	(185,951)
Net deferred tax liabilities	$(14,805)	$(94,848)
As of June 30, 2026, the Company maintains a valuation allowance of $2,954 for certain state tax benefits which may not be realized. The increase to the valuation allowance is mainly due to changes to the realizability of Illinois tax attributes due to impacts from the One Big Beautiful Bill Act. Such assessment may change in the future as further evidence becomes available.
At June 30, 2026, the Company has gross net operating loss carryforwards for federal income tax purposes of approximately $37,187, all of which can be carried forward indefinitely. The Company has gross net operating loss carryforwards for state income tax purposes of approximately $118,343, of which $109,355 expire from 2031 to 2046, while the remaining $8,988 can be carried forward indefinitely. The Company also has gross state research and development tax credits and other state credit carryforwards of approximately $19,232, which expire between 2026 and 2045.
As of June 30, 2025 and 2026, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized:

	Year Ended June 30,
	2025	2026
Unrecognized tax benefits at beginning of the year	$2,435	$3,306
Additions for current year tax positions	848	1,022
Additions for tax positions of prior periods	23	212
Unrecognized tax benefit at end of year	$3,306	$4,540

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to net operating loss and tax credit carryforwards from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2023, the Company is no longer subject to U.S. federal examination; however, the Internal Revenue Service (IRS) has the ability to review years prior to fiscal year 2023 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act included changes to U.S. income tax law that were applicable to the Company beginning in fiscal 2026. The Act included significant provisions such as accelerated tax deductions for qualified property and research expenditures. The Company incorporated the impacts of the Act into its Consolidated Financial Statements, including applicable impacts related to the realizability of state income tax attributes.
(15) Stockholders’ Equity
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends, when declared. The holders have no preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares.
Share Repurchase Program
In April 2024, the Company's board of directors approved a share repurchase program (the "Repurchase Program") under which the Company is authorized to purchase (in the aggregate) up to $500,000 of its issued and outstanding common stock. The board of directors subsequently approved increases to the authorized amount under the Repurchase Program of $500,000 in July 2025 and an additional $1,000,000 in April 2026. Under the Repurchase Program, shares may be repurchased from time-to-time in open market transactions at prevailing market prices, privately negotiated transactions or by other means, including the use of Rule 10b5-1 trading plans entered into by the Company. The actual timing, number and value of shares repurchased under the Repurchase Program will depend on the market price of its common stock, trading volume, general market conditions and other corporate and economic considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time. During the years ended June 30, 2024, 2025 and 2026, the Company repurchased 1,050, 787 and 2,752 shares, respectively, for $150,000, $149,638 and $398,113, respectively. All shares of common stock repurchased were retired. As of June 30, 2026, $1,302,250 remained available for future share repurchases under the Repurchase Program.

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
As of June 30, 2026, the Company had 3,241 shares allocated to the 2023 Plan, of which 1,515 shares were subject to outstanding awards. Generally, the Company issues previously unissued shares for the vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
Stock-based compensation expense related to RSUs, PSUs, MSUs and the Employee Stock Purchase Plan (as described below) was included in the following line items in the accompanying Consolidated Statements of Operations and Comprehensive Income:

	Year Ended June 30,
	2024	2025	2026
Cost of revenues	$18,927	$17,945	$15,907
Sales and marketing	35,536	35,305	31,634
Research and development	36,072	35,786	30,577
General and administrative	55,497	53,784	60,539
Total stock-based compensation expense	$146,032	$142,820	$138,657
In addition, the Company capitalized $14,376, $12,996 and $11,817 of stock-based compensation expense in its capitalized internal-use software costs in the years ended June 30, 2024, 2025 and 2026, respectively.
There were no stock options granted during the years ended June 30, 2024, 2025 or 2026. The total intrinsic value of options exercised during the years ended June 30, 2024 and 2025 was $18,438 and $22,819, respectively. There were no stock options exercised or outstanding during the year ended June 30, 2026.
The Company grants RSUs under its equity incentive plans with terms determined at the discretion of the Committee. RSUs generally vest over four years following the grant date and have time-based vesting conditions. The following table represents restricted stock unit activity during the year ended June 30, 2026:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2025	1,361	$187.32
RSUs granted	864	$168.19
RSUs vested	(741)	$197.88
RSUs forfeited	(184)	$175.56
RSU balance at June 30, 2026	1,300	$170.25

The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned. The following table represents performance stock unit activity during the year ended June 30, 2026:

	Units	Weighted average grant date fair value
PSU balance at July 1, 2025	55	$155.95
PSUs granted	70	$170.07
PSUs vested	(36)	$155.95
PSU balance at June 30, 2026	89	$167.02
The Company also grants MSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of MSUs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Russell 3000 Index over approximately three years. The MSUs vest at the end of each TSR measurement period, and up to 200% of the target number of shares subject to each MSU are eligible to be earned. The following table represents market share unit activity during the year ended June 30, 2026:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2025	167	$311.38
MSUs granted	31	$224.22
MSUs vested	(25)	$391.16
MSUs forfeited	(47)	$391.16
MSU balance at June 30, 2026	126	$243.98
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Year Ended June 30,
	2024	2025	2026
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	44.5%	44.4%	37.7%
Expected term (years)	3.04	3.04	3.04
Risk‑free interest rate	4.58%	3.86%	3.70%
At June 30, 2026, there was $99,963 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.6 years.
The Company recognized excess income tax benefits on $9,374 of stock-based compensation arrangements for the year ended June 30, 2024. The Company recognized tax shortfalls on $2,598 and $69,333 of stock-based compensation arrangements for the years ended June 30, 2025 and 2026, respectively. The tax impacts for all years were recognized through Income tax expense.
(b) Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during specific offering periods. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of employees’ compensation for each purchase period, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. The ESPP is considered compensatory and results in compensation expense.
As of June 30, 2026, a total of 1,726 shares of common stock were reserved for future issuances under the ESPP.
The Company issued a total of 171 shares upon the completion of its six-month offering periods ending November 15, 2025 and May 15, 2026. The Company recorded compensation expense attributable to the ESPP of $6,378, $5,988 and $5,732 for the years ended June 30, 2024, 2025 and 2026, respectively, which is included in the summary of stock-based compensation expense above. The grant date fair values of the ESPP offering periods were estimated using the following assumptions:

	Year Ended June 30,
	2024	2025	2026
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	32.9 - 43.3%	31.3 - 33.4%	27.9 - 43.0%
Expected term (years)	0.5	0.5	0.5
Risk‑free interest rate	5.26 - 5.41%	4.30 - 5.41%	3.77 - 4.30%
(c) 401(k) Plan
The Company maintains a 401(k) plan with a matching provision that covers all eligible employees. The Company matches 50% of employees’ contributions up to 8% of their gross pay. Contributions were $17,377, $18,946 and $19,568 for the years ended June 30, 2024, 2025 and 2026, respectively.

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
The following table presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2024	2025	2026
Numerator:
Net income	$206,766	$227,127	$269,741

Denominator:
Weighted-average shares used in computing net income per share:
Basic	56,214	55,649	54,082
Weighted-average effect of potentially dilutive shares:
Employee stock options, restricted stock units, performance stock units and market stock units	762	901	688
Diluted	56,976	56,550	54,770

Net income per share:
Basic	$3.68	$4.08	$4.99
Diluted	$3.63	$4.02	$4.92
The following table summarizes the outstanding restricted stock units and market stock units as of the balance sheet date that were excluded from the diluted per share calculation for the periods presented because to include them would have been anti-dilutive:

	Year Ended June 30,
	2024	2025	2026
Restricted stock units	12	8	31
Performance stock units	—	—	22
Market stock units	12	68	—
Total	24	76	53
(19) Segment Reporting
As disclosed in Note 2, the Company determined that it operates as one operating and reportable segment and derives revenues from customers by providing its HCM, finance and IT software solutions. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer. The CODM utilizes consolidated net income and certain non-GAAP measures, including adjusted EBITDA, along with other information contained in the consolidated financial statements to assess the Company’s performance and guide decisions on allocation of resources. The segment’s total assets are reported on the consolidated balance sheet.

The following table presents the Company’s revenue, significant expenses and other segment items as included in consolidated net income:

	Year Ended June 30,
	2024	2025	2026
Revenue	$1,402,515	$1,595,221	$1,771,326
Adjusted cost of revenue	(367,757)	(401,428)	(439,165)
Adjusted sales and marketing	(297,944)	(335,775)	(360,261)
Adjusted research and development	(139,109)	(165,063)	(186,842)
Adjusted general and administrative	(130,575)	(148,618)	(157,276)
Other income	16,922	5,039	1,310
Income tax expense	(70,249)	(81,936)	(117,562)
Other segment items	(207,037)	(240,313)	(241,789)
Net income	$206,766	$227,127	$269,741
Other segment items primarily include amortization of capitalized internal-use software and acquired intangible assets and stock-based compensation expense.