Form 10-Q
period 2026-09-30
Paylocity Holding Corp
filed 2026-11-06
CIK 1591698

e

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________________________________________________
Form 10-Q
________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
(847) 463-3200
(Registrant’s telephone number, including area code)
________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCTY	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,963,311 shares of Common Stock, $0.001 par value per share, as of October 30, 2026.

Paylocity Holding Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2026	September 30, 2026
Assets
Current assets:
Cash and cash equivalents	$271,917	$194,523
Accounts receivable, net	50,093	56,945
Prepaid expenses and other	57,582	72,721
Total current assets before funds held for clients	379,592	324,189
Funds held for clients	3,210,504	2,888,615
Total current assets	3,590,096	3,212,804
Capitalized internal-use software, net	143,594	149,942
Property and equipment, net	71,403	70,326
Operating lease right-of-use assets	33,137	34,772
Intangible assets, net	86,140	83,425
Goodwill	378,964	386,507
Deferred contract costs	559,186	578,697
Long‑term prepaid expenses and other	10,363	17,292
Deferred income tax assets	11,475	11,870
Total assets	$4,884,358	$4,545,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,944	$8,713
Accrued expenses	200,279	187,467
Total current liabilities before client fund obligations	211,223	196,180
Client fund obligations	3,209,015	2,899,337
Total current liabilities	3,420,238	3,095,517
Long-term debt	81,250	131,250
Long-term operating lease liabilities	42,200	45,724
Other long-term liabilities	12,930	17,466
Deferred income tax liabilities	106,323	106,094
Total liabilities	$3,662,941	$3,396,051
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 authorized, no shares issued and outstanding at June 30, 2026 and September 30, 2026	$—	$—
Common stock, $0.001 par value, 155,000 shares authorized at June 30, 2026 and September 30, 2026; 53,271 shares issued and outstanding at June 30, 2026 and 52,307 shares issued and outstanding at September 30, 2026	53	52
Additional paid-in capital	52,271	—
Retained earnings	1,170,324	1,160,234
Accumulated other comprehensive loss	(1,231)	(10,702)
Total stockholders' equity	$1,221,417	$1,149,584
Total liabilities and stockholders’ equity	$4,884,358	$4,545,635

See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2025	2026
Revenues:
Recurring and other revenue	$378,858	$424,470
Interest income on funds held for clients	29,314	27,199
Total revenues	408,172	451,669
Cost of revenues	128,380	147,568
Gross profit	279,792	304,101
Operating expenses:
Sales and marketing	96,368	101,132
Research and development	55,607	59,036
General and administrative	53,606	61,727
Total operating expenses	205,581	221,895
Operating income	74,211	82,206
Other income	702	378
Income before income taxes	74,913	82,584
Income tax expense	26,922	24,942
Net income	$47,991	$57,642
Other comprehensive income (loss), net of tax	679	(9,471)
Comprehensive income	$48,670	$48,171

Net income per share:
Basic	$0.87	$1.09
Diluted	$0.86	$1.07

Weighted-average shares used in computing net income per share:
Basic	55,013	53,027
Diluted	55,859	53,721
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	55,366	$55	$327,518	$900,583	$5,591	$1,233,747
Stock-based compensation	—	—	41,501	—	—	41,501
Issuance of common stock upon vesting of equity awards	273	—	—	—	—	—
Net settlement for taxes related to equity awards	(109)	—	(18,723)	—	—	(18,723)
Repurchases of common shares	(1,154)	(1)	(201,715)	—	—	(201,716)
Unrealized gains on securities, net of tax	—	—	—	—	733	733
Foreign currency translation adjustments	—	—	—	—	(54)	(54)
Net income	—	—	—	47,991	—	47,991
Balances at September 30, 2025	54,376	$54	$148,581	$948,574	$6,270	$1,103,479

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2026	53,271	$53	$52,271	$1,170,324	$(1,231)	$1,221,417
Stock-based compensation	—	—	47,429	—	—	47,429
Issuance of common stock upon vesting of equity awards	228	—	—	—	—	—
Net settlement for taxes related to equity awards	(92)	—	(13,612)	—	—	(13,612)
Repurchases of common shares	(1,100)	(1)	(86,088)	(67,732)	—	(153,821)
Unrealized losses on securities, net of tax	—	—	—	—	(9,344)	(9,344)
Foreign currency translation adjustments	—	—	—	—	(127)	(127)
Net income	—	—	—	57,642	—	57,642
Balances at September 30, 2026	52,307	$52	$—	$1,160,234	$(10,702)	$1,149,584
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended September 30,
	2025	2026
Cash flows from operating activities:
Net income	$47,991	$57,642
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	37,846	43,254
Depreciation and amortization expense	27,453	29,904
Deferred income tax expense	22,101	2,655
Provision for credit losses	332	401
Net accretion of discounts on available-for-sale securities	(405)	(339)
Other	355	372
Changes in operating assets and liabilities:
Accounts receivable	(73)	(4,840)
Deferred contract costs	(10,424)	(19,238)
Prepaid expenses and other	(9,833)	(16,197)
Accounts payable	(10,530)	(2,498)
Accrued expenses and other	(18,357)	(11,426)
Net cash provided by operating activities	86,456	79,690
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,456)	—
Proceeds from sales and maturities of available-for-sale securities	32,358	5,919
Capitalized internal-use software costs	(15,460)	(20,450)
Purchases of property and equipment	(3,797)	(3,105)
Acquisitions of businesses, net of cash acquired	—	(10,623)
Other investing activities	(338)	(2,325)
Net cash used in investing activities	(17,693)	(30,584)
Cash flows from financing activities:
Net change in client fund obligations	70,293	(309,678)
Borrowings under credit facility	—	50,000
Repayment of credit facility	(81,250)	—
Repurchases of common shares	(200,000)	(152,495)
Taxes paid related to net share settlement of equity awards	(18,723)	(13,612)
Other financing activities	(12)	(4,412)
Net cash used in financing activities	(229,692)	(430,197)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	(160,929)	(381,091)
Cash, cash equivalents and funds held for clients' cash and cash equivalents—beginning of period	2,482,526	2,869,966
Cash, cash equivalents and funds held for clients' cash and cash equivalents—end of period	$2,321,597	$2,488,875
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$278	$701
Liabilities assumed for acquisitions	$—	$290
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,325	$1,085
Reconciliation of cash, cash equivalents and funds held for clients' cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$165,192	$194,523
Funds held for clients' cash and cash equivalents	2,156,405	2,294,352
Total cash, cash equivalents and funds held for clients' cash and cash equivalents	$2,321,597	$2,488,875
See accompanying notes to the unaudited consolidated financial statements.

PAYLOCITY HOLDING CORPORATION
Notes to the Unaudited Consolidated Financial Statements
(all amounts in thousands, except per share data)
(1) Organization and Description of Business

Paylocity Holding Corporation (the “Company”) is a cloud-based provider of human capital management (“HCM”), finance and IT software solutions. Services are provided in a Software-as-a-Service (“SaaS”) delivery model. The Company offers a product suite that enables businesses to streamline HR, finance, and IT operations, manage spend and talent, and build culture and connection with artificial intelligence (“AI”) embedded directly into everyday workflows.

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
Certain amounts in the prior period have been reclassified to conform to the current period presentation. Specifically, deferred contract costs are now presented in a single caption on the Consolidated Balance Sheets. These reclassifications had no material effect on the reported financial results.
(b) Interim Unaudited Consolidated Financial Information

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2026 included in the Company’s Annual Report on Form 10-K.

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
(3) Revenue
The Company derives substantially all of its revenue from recurring service fees under customer contracts. While the majority of its agreements are generally cancellable by the client upon 60 days’ notice or less, the Company also offers term agreements to its clients, which are generally two years in length. Recurring fees are mostly derived from cloud-based payroll and HCM software solutions which include payroll processing and related services such as payroll reporting and tax filing services, time and labor services, time clock rentals, and HCM-related software solutions, including employee management and benefits enrollment and administration, substantially all of which are delivered on a monthly basis. Substantially all of the Company’s recurring fees are satisfied over time as services are provided. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a per-employee-per-month fee. The Company has certain optional performance obligations that are satisfied at a point in time including the sales of time clocks and W-2 services. Implementation services and other consists primarily of nonrefundable implementation fees, which involve setting the client up in, and loading data into, the Company’s cloud-based solutions. These implementation activities are considered set-up activities. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract.
Disaggregation of revenue
The following table disaggregates total revenues from contracts by Recurring fees and Implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2025	2026
Recurring fees	$364,298	$409,324
Implementation services and other	14,560	15,146
Total revenues from contracts	$378,858	$424,470

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
The Company defers and amortizes nonrefundable upfront fees related to implementation services generally over a period up to 24 months based on the type of contract. The following table summarizes the changes in deferred revenue (i.e., contract liability) related to these nonrefundable upfront fees as follows:

	Three Months Ended September 30,
	2025	2026
Balance at beginning of the period	$28,306	$35,449
Deferral of revenue	12,411	12,682
Revenue recognized	(10,799)	(11,307)
Balance at end of the period	$29,918	$36,824
Deferred revenue related to these nonrefundable upfront fees is recorded within Accrued expenses and Other long-term liabilities on the Unaudited Consolidated Balance Sheets. The Company expects to recognize these deferred revenue balances as follows: $21,030 in fiscal 2027, $12,699 in fiscal 2028 and $3,095 in fiscal 2029 and thereafter.
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
The following tables present the deferred contract costs and the related amortization expense for these deferred contract costs:

	Three Months Ended September 30, 2025
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$282,090	$22,340	$(16,993)	$287,437
Costs to fulfill a contract	228,758	18,870	(13,597)	234,031
Total	$510,848	$41,210	$(30,590)	$521,468

	Three Months Ended September 30, 2026
	Beginning Balance	Capitalized Costs	Amortization	Ending Balance
Costs to obtain a new contract	$311,784	$25,474	$(14,610)	$322,648
Costs to fulfill a contract	247,402	20,564	(11,917)	256,049
Total	$559,186	$46,038	$(26,527)	$578,697

Deferred contract costs are recorded within Deferred contract costs and Long-term deferred contract costs on the Unaudited Consolidated Balance Sheets. Amortization of deferred contract costs is primarily recorded in Cost of revenues and Sales and marketing in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
Remaining Performance Obligations
The balance of the Company’s remaining performance obligations related to minimum monthly fees on its term-based contracts was approximately $274,009 as of September 30, 2026, which will be generally recognized over the next 24 months. This balance excludes the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less and contracts for which the variable consideration is allocated entirely to wholly unsatisfied performance obligations.

(4) Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisitions disclosed below using the acquisition method of accounting and recognized the assets and liabilities at their fair values as of the respective dates of acquisitions, with the excess recorded to goodwill.
On April 6, 2026, the Company acquired all of the outstanding shares of Grayscale Labs, Inc. ("Grayscale") through a merger for cash consideration of $50,361, which reflects working capital and other customary purchase price adjustments. Grayscale is an AI-powered recruiting automation company. This acquisition expands the Company's recruiting capabilities with AI-powered automation to enable its clients to engage candidates earlier and move faster through time-sensitive hiring workflows. The preliminary allocation of the purchase price for Grayscale, which reflects certain immaterial measurement period adjustments recorded during the three months ended September 30, 2026, was $36,010 of goodwill, $11,600 of proprietary technology, $3,200 of client relationships and other immaterial assets and liabilities.
On July 8, 2026, the Company acquired all of the outstanding shares of Aidora Inc. ("Aidora"), an AI-native leave management compliance software company, through a merger for cash consideration of $10,515, subject to working capital and other customary purchase price adjustments. The preliminary purchase price allocation for Aidora was $7,339 of goodwill, $3,200 of proprietary technology and other immaterial assets and liabilities.
The fair values of the assets acquired and liabilities assumed due to these acquisitions are currently provisional and are subject to change over their respective measurement periods, which will end no later than one year from the respective acquisition dates. The goodwill related to these transactions is primarily attributable to the assembled workforces and growth opportunities from the expansion and enhancement of the Company’s product offerings and is not deductible for income tax purposes. The results from these acquisitions have been included in the Company’s consolidated financial statements since the respective closing dates of the transactions. Direct costs related to the acquisitions were not material and were expensed as incurred as General and administrative expense in the Unaudited Consolidated Statements of Operations and Comprehensive Income. Pro forma information is not presented for the acquisitions because the effects of the acquisitions are not material to the Company’s consolidated financial statements.
(5) Balance Sheet Information
The following tables provide details of selected consolidated balance sheet items:
Activity in the allowance for credit losses related to accounts receivable was as follows:

Balance at June 30, 2026	$3,312
Charged to expense	401
Write-offs	(329)
Balance at September 30, 2026	$3,384

Capitalized internal-use software and accumulated amortization were as follows:

	June 30, 2026	September 30, 2026
Capitalized internal-use software	$481,895	$506,813
Accumulated amortization	(338,301)	(356,871)
Capitalized internal-use software, net	$143,594	$149,942
Amortization of capitalized internal-use software costs is primarily included in Cost of revenues and amounted to $17,250 and $18,570 for the three months ended September 30, 2025 and 2026, respectively.
The major classes of property and equipment, net were as follows:

	June 30, 2026	September 30, 2026
Office equipment	$2,898	$2,845
Computer equipment	82,131	81,495
Furniture and fixtures	15,789	15,797
Software	13,455	13,666
Leasehold improvements	60,979	62,319
Time clocks rented by clients	12,249	12,625
Total	187,501	188,747
Accumulated depreciation	(116,098)	(118,421)
Property and equipment, net	$71,403	$70,326
Depreciation expense amounted to $4,942 and $5,419 for the three months ended September 30, 2025 and 2026, respectively.
The following table summarizes changes in goodwill during the three months ended September 30, 2026:

Balance at June 30, 2026	$378,964
Additions attributable to acquisition	7,339
Measurement period adjustments	204
Balance at September 30, 2026	$386,507
Refer to Note 4 for further details on current year acquisition activity.
The Company’s amortizable intangible assets and estimated useful lives are as follows:

	June 30, 2026	September 30, 2026	Weighted average useful life (years)
Proprietary technology	$134,129	$137,329	6.4
Client relationships	29,200	29,200	7.1
Non-solicitation agreements	4,000	4,000	3.7
Trade names	3,740	3,740	5.0
Total	171,069	174,269
Accumulated amortization	(84,929)	(90,844)
Intangible assets, net	$86,140	$83,425
Amortization expense for acquired intangible assets was $5,261 and $5,915 for the three months ended September 30, 2025 and 2026, respectively, and is included in Cost of revenues and General and administrative.

Future amortization expense for acquired intangible assets as of September 30, 2026 is as follows:

Remainder of fiscal 2027	$15,928
Fiscal 2028	19,992
Fiscal 2029	16,525
Fiscal 2030	14,638
Fiscal 2031	13,644
Thereafter	2,698
Total	$83,425
The components of accrued expenses were as follows:

	June 30, 2026	September 30, 2026
Accrued payroll and personnel costs	$108,617	$95,442
Operating lease liabilities	9,522	9,618
Deferred revenue	42,581	39,706
Other	39,559	42,701
Total accrued expenses	$200,279	$187,467
(6) Cash and Cash Equivalents and Funds Held for Clients
Cash and cash equivalents and Funds held for clients consisted of the following:

	June 30, 2026
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$271,917	$—	$—	$271,917
Funds held for clients' cash and cash equivalents	2,598,049	—	—	2,598,049
Available-for-sale securities:
Corporate bonds	506,538	2,571	(3,439)	505,670
Asset-backed securities	38,987	97	(107)	38,977
U.S. treasury securities	38,800	41	(19)	38,822
Other	29,016	154	(184)	28,986
Total available-for-sale securities	613,341	2,863	(3,749)	612,455
Total investments	$3,483,307	$2,863	$(3,749)	$3,482,421

	September 30, 2026
Type of Issue	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash and cash equivalents	$194,523	$—	$—	$194,523
Funds held for clients' cash and cash equivalents	2,294,352	—	—	2,294,352
Available-for-sale securities:
Corporate bonds	503,337	167	(12,186)	491,318
Asset-backed securities	36,992	29	(291)	36,730
U.S. treasury securities	38,803	—	(412)	38,391
Other	28,629	14	(819)	27,824
Total available-for-sale securities	607,761	210	(13,708)	594,263
Total investments	$3,096,636	$210	$(13,708)	$3,083,138
All available-for-sale securities were included in Funds held for clients at June 30, 2026 and September 30, 2026.

Cash and cash equivalents and funds held for clients’ cash and cash equivalents included demand deposit accounts and money market funds at June 30, 2026 and September 30, 2026.
Classification of investments on the Unaudited Consolidated Balance Sheets was as follows:

	June 30, 2026	September 30, 2026
Cash and cash equivalents	$271,917	$194,523
Funds held for clients	3,210,504	2,888,615
Total investments	$3,482,421	$3,083,138
Available-for-sale securities in an unrealized loss position for a period of less and greater than 12 months as of June 30, 2026 and September 30, 2026 had fair market value as follows:

	June 30, 2026
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(3,431)	$253,572	$(8)	$1,947	$(3,439)	$255,519
Asset-backed securities	(107)	18,105	—	—	(107)	18,105
U.S. treasury securities	(19)	31,823	—	—	(19)	31,823
Other	(184)	12,235	—	—	(184)	12,235
Total available-for-sale securities	$(3,741)	$315,735	$(8)	$1,947	$(3,749)	$317,682

	September 30, 2026
	Securities in an unrealized loss position for less than 12 months		Securities in an unrealized loss position for greater than 12 months		Total
	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Corporate bonds	$(12,186)	$438,023	$—	$—	$(12,186)	$438,023
Asset-backed securities	(291)	26,391	—	—	(291)	26,391
U.S. treasury securities	(412)	38,391	—	—	(412)	38,391
Other	(819)	24,794	—	—	(819)	24,794
Total available-for-sale securities	$(13,708)	$527,599	$—	$—	$(13,708)	$527,599
The Company regularly reviews the composition of its portfolio to determine the existence of credit impairment. The Company did not recognize any credit impairment losses during the three months ended September 30, 2025 or 2026. All securities in the Company’s portfolio held an A rating or better as of September 30, 2026.
The Company did not make any material reclassification adjustments out of Accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities during the three months ended September 30, 2025 or 2026. Realized gains or losses on sales of available-for-sale securities were immaterial for both the three months ended September 30, 2025 and 2026.

Expected maturities of available-for-sale securities at September 30, 2026 were as follows:

	Amortized cost	Fair value
One year or less	$63,063	$63,095
One year to two years	85,292	84,771
Two years to three years	176,517	174,786
Three years to five years	273,540	262,545
Five years and thereafter	9,349	9,066
Total available-for-sale securities	$607,761	$594,263
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
The Company measures cash and cash equivalents and funds held for clients' cash and cash equivalents at fair value on a recurring basis using Level 1 inputs. The carrying amounts of accounts receivable, accounts payable and client fund obligations approximate fair value due to the short-term nature of these instruments. The carrying value of the borrowings under the credit facility approximates fair value because the borrowings bear interest at market rates for debt instruments with similar terms and maturities. Accordingly, the Company considers the carrying amounts of these financial assets and liabilities to approximate their respective fair values at June 30, 2026 and September 30, 2026.
Marketable securities classified as available-for-sale are recorded at fair value on a recurring basis using Level 2 inputs obtained from an independent pricing service. Available-for-sale securities may include commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities. The independent pricing service utilizes a variety of inputs including benchmark yields, broker/dealer quoted prices, reported trades, issuer spreads as well as other available market data. The Company, on a sample basis, validates the pricing from the independent pricing service against another third-party pricing source for reasonableness. The Company has not adjusted any prices obtained by the independent pricing service, as it believes they are appropriately valued. There were no available-for-sale securities classified in Level 3 of the fair value hierarchy at June 30, 2026 or September 30, 2026.

The fair value levels for the Company’s cash and cash equivalents and available-for-sale securities were as follows:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$271,917	$271,917	$—	$—
Funds held for clients' cash and cash equivalents	2,598,049	2,598,049	—	—
Available-for-sale securities:
Corporate bonds	505,670	—	505,670	—
Asset-backed securities	38,977	—	38,977	—
U.S. treasury securities	38,822	—	38,822	—
Other	28,986	—	28,986	—
Total available-for-sale securities	612,455	—	612,455	—
Total investments	$3,482,421	$2,869,966	$612,455	$—

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$194,523	$194,523	$—	$—
Funds held for clients' cash and cash equivalents	2,294,352	2,294,352	—	—
Available-for-sale securities:
Corporate bonds	491,318	—	491,318	—
Asset-backed securities	36,730	—	36,730	—
U.S. treasury securities	38,391	—	38,391	—
Other	27,824	—	27,824	—
Total available-for-sale securities	594,263	—	594,263	—
Total investments	$3,083,138	$2,488,875	$594,263	$—
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company records assets acquired and liabilities assumed in business combinations at fair value. Refer to Note 4 for further details on the fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis using Level 3 inputs.

(8) Debt
In September 2026, the Company entered into an amended and restated revolving credit agreement ("credit agreement") with PNC Bank, National Association, and other lenders, which replaced the Company's previous credit agreement. The credit agreement is secured by substantially all of the Company’s assets, subject to certain exceptions, and provides for a senior secured revolving credit facility ("credit facility") with borrowing capacity up to $1,750,000, which may be increased up to $2,625,000, subject to obtaining additional lender commitments and certain approvals and satisfying other requirements. The credit facility includes a $175,000 sublimit for swing loans and a $175,000 sublimit for letters of credit. The credit facility is scheduled to expire in September 2031, but the Company may request up to two one-year maturity extensions. Any outstanding borrowings will mature and be payable upon expiration. At June 30, 2026, the Company had $81,250 in outstanding borrowings under its credit facility. During the three months ended September 30, 2026, the Company borrowed an additional $50,000 and made no repayments. As a result, $131,250 remained outstanding at September 30, 2026.
The proceeds of any borrowings are to be used to fund working capital, capital expenditures and general corporate purposes, including share repurchases and permitted acquisitions, investments, and distributions. The Company may generally borrow, prepay and reborrow under the credit facility and terminate or reduce the lenders’ commitments at any time prior to the credit facility expiration without a premium or a penalty, other than customary “breakage” costs.
Any borrowings under the credit facility will bear interest, at the Company’s option, at a rate per annum determined by reference to either the Term Secured Overnight Financing Rate ("SOFR") rate or an adjusted base rate, in each case plus an applicable margin ranging from 1.000% to 1.625% and 0.000% to 0.625%, respectively, based on the then-applicable net total leverage ratio. Additionally, the Company is required to pay certain commitment, letter of credit fronting and letter of credit participation fees on available and/or undrawn portions of the credit facility.
The Company is required to comply with certain customary affirmative and negative covenants, including a requirement to maintain a maximum net total leverage ratio of not greater than 4.00 to 1.00, and a minimum interest coverage ratio of not less than 2.00 to 1.00. As of September 30, 2026, the Company was in compliance with all of the aforementioned covenants.
(9) Stock-Based Compensation
As of September 30, 2026, the Company had 407 shares available for future grant under the amended and restated 2023 Equity Incentive Plan ("2023 Plan"), and 2,698 shares were subject to outstanding awards. Generally, the Company issues previously unissued shares for the vesting of awards; however, shares previously subject to 2023 Plan grants or awards that are forfeited or net settled at exercise or release may be reissued to satisfy future issuances.
Stock-based compensation expense related to restricted stock units ("RSUs"), performance stock units ("PSUs"), market stock units ("MSUs") and the Company's Employee Stock Purchase Plan is included in the following line items in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,
	2025	2026
Cost of revenues	$4,167	$4,954
Sales and marketing	8,792	9,116
Research and development	9,010	9,146
General and administrative	15,877	20,038
Total stock-based compensation expense	$37,846	$43,254
In addition, the Company capitalized $2,916 and $3,902 of stock-based compensation expense in its capitalized internal-use software costs for the three months ended September 30, 2025 and 2026, respectively.
The Company grants RSUs under the 2023 Plan with terms determined at the discretion of the Compensation Committee of the Company's board of directors ("the Committee"). RSUs are time-based awards that generally vest over four years following the grant date.
The following table represents RSU activity during the three months ended September 30, 2026:

	Units	Weighted average grant date fair value
RSU balance at July 1, 2026	1,300	$170.25
RSUs granted	1,356	$147.82
RSUs vested	(168)	$188.65
RSUs forfeited	(45)	$161.71
RSU balance at September 30, 2026	2,443	$156.70
The Company also grants PSUs under the 2023 Plan with terms determined at the discretion of the Committee. The actual number of PSUs that will be eligible to vest is based on the achievement of Recurring and other revenue targets over a one year period with vesting taking place annually over three years. Up to 200% of the target number of shares subject to each PSU are eligible to be earned.

The following table represents PSU activity during the three months ended September 30, 2026:

	Units	Weighted average grant date fair value
PSU balance at July 1, 2026	89	$167.02
PSUs granted	116	$151.07
PSUs vested	(60)	$167.27
PSU balance at September 30, 2026	145	$154.07
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
The following table represents MSU activity during the three months ended September 30, 2026:

	Units	Weighted average grant date fair value
MSU balance at July 1, 2026	126	$243.98
MSUs granted	51	$212.54
MSUs forfeited	(67)	$267.01
MSU balance at September 30, 2026	110	$215.59
The Company estimated the grant date fair value of the MSUs using a Monte Carlo simulation model that included the following assumptions:

	Three Months Ended September 30,
	2025	2026
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	37.7%	36.9%
Expected term (years)	3.04	3.05
Risk‑free interest rate	3.70%	4.20%
At September 30, 2026, there was $259,713 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, PSUs and MSUs. That cost is expected to be recognized over a weighted average period of 1.9 years.
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
The Company's effective tax rate was 35.9% and 30.2% for the three months ended September 30, 2025 and 2026, respectively. The Company's effective tax rate for the three months ended September 30, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase in the valuation allowance. The Company's effective tax rate for the three months ended September 30, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized and state and local income taxes.
(12) Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, potential common shares outstanding during the period. The Company’s potential common shares consist of the incremental common shares issuable upon the release of RSUs, PSUs and MSUs as of the balance sheet date. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2025	2026
Numerator:
Net income	$47,991	$57,642

Denominator:
Weighted-average shares used in computing net income per share:
Basic	55,013	53,027
Weighted-average effect of potentially dilutive shares:
RSUs, PSUs and MSUs	846	694
Diluted	55,859	53,721

Net income per share:
Basic	$0.87	$1.09
Diluted	$0.86	$1.07
The following table summarizes the outstanding restricted stock units, performance stock units and market stock units as of September 30, 2025 and 2026 that were excluded from the diluted per share calculation for the periods presented because to include them would have been antidilutive:

	Three Months Ended September 30,
	2025	2026
RSUs	—	1,226
PSUs	—	68
MSUs	29	54
Total	29	1,348

(13) Segment Reporting
The Company determined that it operates as one reportable segment and derives revenues from customers by providing its HCM, finance and IT software solutions. The Company’s chief operating decision maker (“CODM”) is its president and chief executive officer. The CODM utilizes consolidated net income and certain non-GAAP measures, including adjusted EBITDA, along with other information contained in the consolidated financial statements to assess the Company’s performance and guide decisions on allocation of resources. The segment’s total assets are reported on the consolidated balance sheet.
The following table presents the Company’s revenue, significant expenses and other segment items as included in consolidated net income:

	Three Months Ended September 30,
	2025	2026
Revenue	$408,172	$451,669
Adjusted cost of revenue	(101,507)	(118,470)
Adjusted sales and marketing	(87,056)	(91,687)
Adjusted research and development	(45,134)	(48,973)
Adjusted general and administrative	(36,065)	(40,076)
Other income	702	378
Income tax expense	(26,922)	(24,942)
Other segment items	(64,199)	(70,257)
Net income	$47,991	$57,642
Other segment items primarily include amortization of capitalized internal-use software and acquired intangible assets and stock-based compensation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The statements included herein that are not based solely on historical facts are “forward-looking statements.” Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties. Our actual results could differ materially from those anticipated by us in these forward-looking statements as a result of various factors, including items discussed below and under Part I, Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC on August 5, 2026.
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

Revenue Growth
Our recurring revenue model and high annual revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. Total revenues increased from $408.2 million for the three months ended September 30, 2025 to $451.7 million for the three months ended September 30, 2026, representing an 11% year-over-year increase. The increase in year-over-year revenue growth was driven by the strong performance by our sales team. Uncertainties around market and economic conditions may impact revenue growth through fluctuations in client employee counts, elongated sales cycles, client losses, and a changing interest rate environment, among other factors.
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
We define Adjusted Gross Profit as gross profit before amortization of capitalized internal-use software costs, amortization of certain acquired intangibles, stock-based compensation expense and employer payroll taxes related to stock releases, and other items as described below. We define Adjusted EBITDA as net income before interest expense, income tax expense, depreciation and amortization expense, stock-based compensation expense and employer payroll taxes related to stock releases and other items as described below.

	Three Months Ended September 30,
	2025	2026

($ in thousands)
Reconciliation from Gross Profit to Adjusted Gross Profit
Gross profit	$279,792	$304,101
Amortization of capitalized internal-use software costs	17,250	18,570
Amortization of certain acquired intangibles	4,601	5,170
Stock-based compensation expense and employer payroll taxes related to stock releases	4,547	5,203
Other items (1)	475	155
Adjusted Gross Profit	$306,665	$333,199

	Three Months Ended September 30,
	2025	2026

($ in thousands)
Reconciliation from Net income to Adjusted EBITDA
Net income	$47,991	$57,642
Interest expense	2,355	1,242
Income tax expense	26,922	24,942
Depreciation and amortization expense	27,453	29,904
EBITDA	104,721	113,730
Stock-based compensation expense and employer payroll taxes related to stock releases	39,924	44,671
Other items (1)	1,764	1,101
Adjusted EBITDA	$146,409	$159,502

(1)Represents acquisition and transaction-related costs and severance costs related to certain roles that have been eliminated. We exclude one-off severance costs that we incur as part of the normal course of our business operations.
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
The number of client employees on our platform and the mix of products purchased by a client as well as the timing of services provided with respect to those client employees can vary each period. As such, the number of client employees on our system is not necessarily a good indicator of our financial results in any given period. Recurring and other revenue accounted for 93% and 94% of our total revenues for the three months ended September 30, 2025 and 2026, respectively.
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
We also capitalize a portion of our internal-use software costs, which are then primarily amortized as Cost of revenues. We amortized $17.3 million and $18.6 million of capitalized internal-use software costs for the three months ended September 30, 2025 and 2026, respectively.
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
We capitalize a portion of our development costs related to internal-use software. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development expenses for the three months ended September 30, 2025 and 2026.

	Three Months Ended September 30,
	2025	2026

($ in thousands)
Capitalized portion of research and development	$18,654	$24,918
Expensed portion of research and development	55,607	59,036
Total research and development	$74,261	$83,954
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
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated.

	Three Months Ended September 30,
	2025	2026

($ in thousands)
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	$378,858	$424,470
Interest income on funds held for clients	29,314	27,199
Total revenues	408,172	451,669
Cost of revenues	128,380	147,568
Gross profit	279,792	304,101
Operating expenses:
Sales and marketing	96,368	101,132
Research and development	55,607	59,036
General and administrative	53,606	61,727
Total operating expenses	205,581	221,895
Operating income	74,211	82,206
Other income	702	378
Income before income taxes	74,913	82,584
Income tax expense	26,922	24,942
Net income	$47,991	$57,642

The following table sets forth our statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months Ended September 30,
	2025	2026
Consolidated Statements of Operations Data:
Revenues:
Recurring and other revenue	93%	94%
Interest income on funds held for clients	7%	6%
Total revenues	100%	100%
Cost of revenues	31%	33%
Gross profit	69%	67%
Operating expenses:
Sales and marketing	24%	22%
Research and development	14%	13%
General and administrative	13%	14%
Total operating expenses	51%	49%
Operating income	18%	18%
Other income	0%	0%
Income before income taxes	18%	18%
Income tax expense	6%	5%
Net income	12%	13%

Comparison of Three Months Ended September 30, 2025 and 2026
Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2025	2026	$	%
Recurring and other revenue	$378,858	$424,470	$45,612	12%
Percentage of total revenues	93%	94%
Interest income on funds held for clients	$29,314	$27,199	$(2,115)	(7)%
Percentage of total revenues	7%	6%
Recurring and Other Revenue
Recurring and other revenue for the three months ended September 30, 2026 increased by $45.6 million, or 12%, to $424.5 million from $378.9 million for the three months ended September 30, 2025. Recurring and other revenue increased primarily as a result of incremental revenues from new and existing clients due to the strong performance by our sales team.
Interest Income on Funds Held for Clients
Interest income on funds held for clients for the three months ended September 30, 2026 decreased by $2.1 million, or 7%, to $27.2 million from $29.3 million for the three months ended September 30, 2025. Interest income on funds held for clients decreased due to lower interest rates partially offset by higher average daily balances of funds held for new and existing clients as compared to the prior fiscal year.

Cost of Revenues
($ in thousands)

	Three Months Ended September 30,		Change
	2025	2026	$	%
Cost of revenues	$128,380	$147,568	$19,188	15%
Percentage of total revenues	31%	33%
Gross margin	69%	67%
Cost of revenues for the three months ended September 30, 2026 increased by $19.2 million, or 15%, to $147.6 million from $128.4 million for the three months ended September 30, 2025. Cost of revenues increased primarily as a result of the continued growth of our business, in particular, $14.3 million in additional employee-related costs, which were partially offset by $1.6 million in additional contract cost deferrals and $1.6 million in lower deferred contract cost amortization attributable to the extension of the amortization period of such deferrals from 7 years to 8 years effective June 30, 2026. The increase is also the result of $5.5 million in additional processing and delivery-related costs. Gross margin decreased from 69% for the three months ended September 30, 2025 to 67% for the three months ended September 30, 2026.
Operating Expenses
($ in thousands)
Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2026	$	%
Sales and marketing	$96,368	$101,132	$4,764	5%
Percentage of total revenues	24%	22%
Sales and marketing expenses for the three months ended September 30, 2026 increased by $4.8 million, or 5%, to $101.1 million from $96.4 million for the three months ended September 30, 2025. The increase in sales and marketing expense was primarily due to $7.6 million of additional employee-related costs, which was partially offset by $3.1 million in additional contract cost deferrals and $2.3 million in lower deferred contract cost amortization attributable to the extension of the amortization period of such deferrals from 7 years to 8 years effective June 30, 2026.
Research and Development

	Three Months Ended September 30,		Change
	2025	2026	$	%
Research and development	$55,607	$59,036	$3,429	6%
Percentage of total revenues	14%	13%
Research and development expenses for the three months ended September 30, 2026 increased by $3.4 million, or 6%, to $59.0 million from $55.6 million for the three months ended September 30, 2025. The increase in research and development expenses was primarily due to $7.1 million of additional employee-related costs related to additional development personnel partially offset by $5.3 million higher capitalization of employee-related internal-use software costs.

General and Administrative

	Three Months Ended September 30,		Change
	2025	2026	$	%
General and administrative	$53,606	$61,727	$8,121	15%
Percentage of total revenues	13%	14%
General and administrative expenses for the three months ended September 30, 2026 increased by $8.1 million, or 15%, to $61.7 million from $53.6 million for the three months ended September 30, 2025. General and administrative expenses increased primarily due to $4.2 million in additional stock-based compensation expense and $2.1 million in additional employee-related costs during the three months ended September 30, 2026.
Other Income (Expense)
Other income for the three months ended September 30, 2026 was not materially different as compared to the three months ended September 30, 2025.
Income Taxes
Our effective tax rate was 35.9% and 30.2% for the three months ended September 30, 2025 and 2026, respectively. Our effective tax rate for the three months ended September 30, 2025 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized, state and local income taxes and an increase in the valuation allowance. Our effective tax rate for the three months ended September 30, 2026 was higher than the federal statutory rate of 21% primarily due to stock-based compensation shortfalls realized and state and local income taxes.
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
Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. There have been no material changes in our critical accounting policies and use of estimates from the information provided in Item 7 of our audited consolidated financial statements for the year ended June 30, 2026 included in our Annual Report on Form 10-K filed with the SEC on August 5, 2026.

Liquidity and Capital Resources
Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures. As of September 30, 2026, our principal source of liquidity was $194.5 million of cash and cash equivalents. In September 2026, we entered into an amended and restated revolving credit agreement, which replaced our previous credit agreement. The amended and restated credit agreement provides for a $1,750.0 million revolving credit facility, which may be increased up to $2,625.0 million. At June 30, 2026, we had $81.3 million in outstanding borrowings under the credit facility. During the three months ended September 30, 2026, we borrowed $50.0 million to fund share repurchases as discussed further below. Consequently, we had $131.3 million in outstanding borrowings under this credit facility at September 30, 2026. Refer to Note 8 of the Notes to the Unaudited Consolidated Financial Statements for additional details on the credit agreement.
In April 2024, our board of directors authorized the repurchase of up to $500.0 million of our common stock (the "Repurchase Program"). In July 2025 and April 2026, our board of directors approved $500.0 million and $1.0 billion increases, respectively, to the Repurchase Program. The extent to which we repurchase shares, the number and price of any shares repurchased and the timing of any repurchases depends on the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations. During the three months ended September 30, 2026, we repurchased an aggregate of 1.1 million shares for approximately $152.5 million at an average cost per share of $138.66 under the Repurchase Program. As of September 30, 2026, approximately $1,149.8 million remains authorized for repurchases under the Repurchase Program.
We may invest portions of our excess cash and cash equivalents in highly liquid, investment-grade marketable securities. These investments may consist of commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities with credit quality ratings of A-1 or higher as well as in money market funds. As of September 30, 2026, we did not have any corporate investments classified as available-for-sale securities.
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
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure, share repurchase and other liquidity requirements for at least the next 12 months, and thereafter, for the foreseeable future.

The following table sets forth data regarding cash flows for the periods indicated:

	Three Months Ended September 30,
	2025	2026
	(in thousands)
Net cash provided by operating activities	$86,456	$79,690
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,456)	—
Proceeds from sales and maturities of available-for-sale securities	32,358	5,919
Capitalized internal-use software costs	(15,460)	(20,450)
Purchases of property and equipment	(3,797)	(3,105)
Acquisitions of businesses, net of cash acquired	—	(10,623)
Other investing activities	(338)	(2,325)
Net cash used in investing activities	(17,693)	(30,584)
Cash flows from financing activities:
Net change in client fund obligations	70,293	(309,678)
Borrowings under credit facility	—	50,000
Repayment of credit facility	(81,250)	—
Repurchases of common shares	(200,000)	(152,495)
Taxes paid related to net share settlement of equity awards	(18,723)	(13,612)
Other financing activities	(12)	(4,412)
Net cash used in financing activities	(229,692)	(430,197)
Net change in cash, cash equivalents and funds held for clients' cash and cash equivalents	$(160,929)	$(381,091)
Operating Activities
Net cash provided by operating activities was $86.5 million and $79.7 million for the three months ended September 30, 2025 and 2026, respectively. The change in net cash provided by operating activities from the three months ended September 30, 2025 to the three months ended September 30, 2026 was primarily driven by changes in operating assets and liabilities and lower income tax payments resulting from the provisions of the One Big Beautiful Bill Act during the three months ended September 30, 2025, partially offset by improved operating results after adjusting for non-cash items including stock-based compensation expense, depreciation and amortization expense and deferred income tax expense (benefit) during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Investing Activities
Net cash used in investing activities was $17.7 million and $30.6 million for the three months ended September 30, 2025 and 2026, respectively. The net cash used in investing activities is significantly impacted by the timing of purchases and sales and maturities of investments as we invest portions of funds held for clients in highly liquid, investment-grade marketable securities. The amount of funds held for clients invested will vary based on timing of client funds collected and payments due to client employees and taxing and other regulatory authorities.
The change in net cash used in investing activities was primarily due to a $26.4 million decrease in proceeds from the sales and maturities of available-for-sale securities and $10.6 million paid for acquisitions, net of cash acquired, partially offset by a $30.5 million decrease in purchases of available-for-sale securities during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Financing Activities
Net cash used in financing activities was $229.7 million and $430.2 million for the three months ended September 30, 2025 and 2026, respectively. The change in net cash used in financing activities was primarily due to the net change in client fund obligations of $380.0 million due to the timing of client funds collected and related remittance of those funds to client employees and taxing authorities. This was partially offset by an $81.3 million repayment of borrowings under our credit facility during the three months ended September 30, 2025, and $50.0 million of borrowings under our credit facility and $47.5 million of lower share repurchases during the three months ended September 30, 2026.
Contractual Obligations and Commitments
At September 30, 2026, our principal commitments consisted of $131.3 million in borrowings on our revolving credit facility, which is contractually not due in the next twelve months, and related interest payments, as well as $64.8 million in operating lease obligations, of which $12.1 million is due in the next twelve months. We also had $131.6 million in purchase obligations, of which $69.6 million is due in the next twelve months.
Capital Expenditures
We expect to continue to invest in capital spending as we continue to grow our business and expand and enhance our operating facilities, data centers and technical infrastructure. Future capital requirements will depend on many factors, including our rate of sales growth. In the event that our sales growth or other factors do not meet our expectations, we may eliminate or curtail capital projects in order to mitigate the impact on our use of cash. Capital expenditures were $3.8 million and $3.1 million for the three months ended September 30, 2025 and 2026, respectively, exclusive of capitalized internal-use software costs of $15.5 million and $20.5 million for the same periods, respectively.
New Accounting Pronouncements
Refer to Note 2 of the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations primarily in the United States and are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and certain other exposures including risks relating to changes in the general economic conditions in the United States. Refer to “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on August 5, 2026 for risks related to our business.
We have not used, nor do we intend to use, derivatives to mitigate the impact of interest rate or other exposure or for trading or speculative purposes.
Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents of $194.5 million and funds held for clients of $2,888.6 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We may invest portions of our excess cash and cash equivalents and funds held for clients in marketable securities including commercial paper, corporate bonds, asset-backed securities, certificates of deposit, U.S. treasury securities, and other securities, as well as in money market funds. Our investment policy is focused on generating higher yields from these investments while preserving liquidity and capital. However, as a result of our investing activities, we are exposed to changes in interest rates that may materially affect our financial statements.
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

Based upon a sensitivity model that measures market value changes caused by interest rate fluctuations, an immediate 100-basis point increase in interest rates would have resulted in a decrease in the market value of our available-for-sale securities by $14.2 million as of September 30, 2026. An immediate 100-basis point decrease in interest rates would have resulted in an increase in the market value of our available-for-sale securities by $14.7 million as of September 30, 2026. Fluctuations in the value of our available-for-sale securities caused by changes in interest rates are recorded in other comprehensive income and are only realized if we sell the underlying securities.
Additionally, as described in Note 8 of the Notes to the Unaudited Consolidated Financial Statements, we maintain an amended and restated credit agreement that provides for a revolving credit facility (“credit facility”) in the aggregate amount of $1,750.0 million, which may be increased up to $2,625.0 million. Borrowings under the credit facility generally bear interest at a rate based upon the Term Secured Overnight Financing Rate (“SOFR”) or an adjusted base rate plus an applicable margin based on our then-applicable net total leverage ratio. As of September 30, 2026, we had $131.3 million in borrowings outstanding under our credit facility. Because interest rates applicable to the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical change of 100 basis points in interest rates would not have had a significant impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC on August 5, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Sales of Unregistered Securities
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Purchases of Equity Securities
The following describes the Company’s purchases of its common stock during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 - July 31, 2026	217,724	$114.82	217,724	$1,277,249,942
August 1, 2026 - August 31, 2026	74,723	$147.14	74,723	$1,266,255,227
September 1, 2026 - September 30, 2026	807,309	$144.31	807,309	$1,149,754,007
Total	1,099,756		1,099,756
(1)    The average price paid per share excludes excise taxes payable on shares repurchased.
(2)    On April 30, 2024, the Company's board of directors approved a share repurchase program (the “Repurchase Program”) under which we are authorized to purchase (in the aggregate) up to $500 million of our issued and outstanding common stock at such times and prices that management deems to be appropriate. In July 2025 and April 2026, the Company's board of directors approved $500 million and $1 billion increases, respectively, to the Repurchase Program.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, the following directors and/or officers (as defined in Rule 16a-1(f)) adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Total Shares of Common Stock to be Sold(1)	Duration(2)	Adoption Date	Expiration Date
Andrew Cappotelli Senior Vice President of Operations and Chief Client Officer	Up to 23,175	November 27, 2026 - November 19, 2027	August 28, 2026	November 19, 2027
Ryan Glenn Chief Financial Officer	Up to 27,855	December 1, 2026 - November 22, 2027	September 1, 2026	November 22, 2027
Melissa King Senior Vice President of Product and Technology and Chief Product and Technology Officer	Up to 20,742	December 14, 2026 - August 23, 2027	September 14, 2026	August 23, 2027
Nicholas Rost Vice President Chief Accounting Officer and Treasurer	Up to 4,740	November 27, 2026 - August 23, 2027	August 28, 2026	August 23, 2027
Joshua Scutt Senior Vice President of Sales and Marketing and Chief Sales Officer	Up to 22,565	February 19, 2027 - August 25, 2027	September 3, 2026	August 25, 2027

(1)    Includes shares subject to certain outstanding equity awards with time- and/or performance-based vesting conditions. The number of shares that will be sold may be determined, in part, based on pricing triggers outlined in the adopting person's trading arrangement. For shares subject to performance-based vesting conditions, the number of shares included in the table above assumes the target achievement of the performance-based conditions. Additionally, for both time- and performance-based vesting awards, the actual number of shares that may be sold will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such awards, which is not determinable at this time.
(2)    The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the expiration date listed in the table.

No directors or officers terminated a Rule 10b5-1 trading arrangement or entered into or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2026.

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

10.1
Amended and Restated Revolving Credit Agreement, dated as of September 17, 2026, by and among Paylocity Holding Corporation, the Guarantors party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent(filed as Exhibit 10.1 of Paylocity Holding Corporation's Current Report on Form 8-K on September 17, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLOCITY HOLDING CORPORATION

Date:	November 6, 2026	By:	/s/ Toby J. Williams
		Name:	Toby J. Williams
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Director

Date:	November 6, 2026	By:	/s/ Ryan Glenn
		Name:	Ryan Glenn
		Title:	Chief Financial Officer (Principal Financial Officer)